Form 10-K
period 2014-12-31
Tracon Pharmaceuticals, Inc.
filed 2015-03-11
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36818

TRACON Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	34-2037594
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8910 University Center Lane, Suite 700, San Diego CA	92122
(Address of Principal Executive Offices)	(Zip Code)

(858) 550-0780

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).      Yes ☐    No ☒

The registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the registrant’s common equity as of such date.

The number of outstanding shares of the registrant’s common stock as of March 2, 2015 was 12,103,421.

TRACON Pharmaceuticals, Inc.

FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2014

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, including the sections entitled “Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•                  the success, cost and timing of results of our and our collaborators’ ongoing clinical trials;

•                  our and our collaborators’ plans to develop and commercialize our product candidates;

•                  the potential benefits of our collaboration arrangements and our ability to enter into additional collaboration arrangements;

•                  our regulatory strategy and potential benefits associated therewith;

•                  the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates;

•                  the rate and degree of market acceptance and clinical utility of any approved product candidate;

•                  the success of competing products that are or may become available;

•                  the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•                  our commercialization, marketing and manufacturing capabilities and strategy;

•                  our intellectual property position;

•                  our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources, and our need for additional financing;

•                  our ability to realize the anticipated benefits associated with our capital efficiency focused initiatives; and

•                  our anticipated use of proceeds from our recently completed initial public offering and concurrent private placement.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report and are subject to risks and uncertainties. We discuss many of these risks in greater detail under “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

We qualify all of the forward-looking statements in this Annual Report by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.         Business.

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, age-related macular degeneration, or AMD, and fibrotic diseases. We are a leader in the field of endoglin biology and are using our expertise to develop antibodies that bind to the endoglin receptor. Endoglin is essential to angiogenesis, the process of new blood vessel formation, and a key contributor to the development of fibrosis, or tissue scarring. Our lead product candidate, TRC105, is an anti-endoglin antibody that is being developed for the treatment of multiple solid tumor types in combination with inhibitors of the vascular endothelial growth factor, or VEGF, pathway. The VEGF pathway regulates vascular development in the embryo, or vasculogenesis, and angiogenesis. TRC105 has been studied in six completed Phase 2 clinical trials and three completed Phase 1 clinical trials, and is currently being studied in five Phase 2 clinical trials. We expect topline data in all of these ongoing clinical trials by late 2015 to mid 2016 and, if results are positive, we expect to initiate Phase 3 clinical trials for one or more initial indications of soft tissue sarcoma, renal cell carcinoma, glioblastoma, an aggressive form of brain cancer, and hepatocellular carcinoma by the end of 2016.

We believe treatment with TRC105 in combination with VEGF inhibitors may improve survival in cancer patients when compared to treatment with a VEGF inhibitor alone. In initial clinical trials of more than 300 patients, TRC105 has shown good tolerability and promising anti-tumor activity, particularly in combination with VEGF inhibitors. In a Phase 1/2 clinical trial of TRC105 with Avastin (bevacizumab), a large molecule VEGF inhibitor, that primarily enrolled patients with colorectal and ovarian cancer whose cancer had progressed on prior Avastin treatment, the combination demonstrated anti-tumor activity. Specifically, of 25 evaluable patients treated previously with VEGF inhibitors, 16 patients (64%) had stable disease, and 10 patients (40%) had partial responses. Six responding patients who had been treated with prior VEGF inhibitors (24%) remained without cancer progression longer than during their prior VEGF inhibitor therapy, and were therefore considered to have durable responses. TRC105 has also been administered with the VEGF inhibitors Nexavar (sorafenib), Votrient (pazopanib) and Inlyta (axitinib) in three ongoing clinical trials. Data were presented from the ascending dose portion of a Phase 2 clinical trial of TRC105 with Inlyta in patients with renal cell carcinoma at the Genitourinary Cancers Symposium of the American Society of Clinical Oncology conference in February 2015. Five of 17 (29%) patients demonstrated partial responses by Response Evaluation Criteria in Solid Tumors 1.1 (RECIST 1.1) and 10 of 17 patients (59%) demonstrated partial responses by Choi criteria. Progression free survival was 8.4 months in all patients and 11.3 months in patients with clear cell renal cell carcinoma. Data were presented from the ascending dose portion of a Phase 2 clinical trial of TRC105 with Nexavar in patients with hepatocellular carcinoma at the Gastrointestinal Cancers Symposium of the American Society of Clinical Oncology conference in January 2015. Three of the 13 patients (23%) treated at recommended Phase 2 doses of TRC105 (10 mg/kg or 15 mg/kg dosed once every two weeks) demonstrated partial responses, in a setting where the expected partial response rate of Nexavar alone is 2%. In the ascending dose portion of a Phase 2 clinical trial of TRC105 with Votrient, several patients have demonstrated tumor reductions, and a patient with angiosarcoma has an ongoing complete response to treatment.

Our other anti-endoglin antibody is TRC205, which is in preclinical development for the treatment of fibrotic diseases. We are also developing TRC102, a small molecule that is in clinical development for the treatment of lung cancer and glioblastoma.

We operate a clinical development model that emphasizes capital efficiency. Our experienced clinical operations and regulatory affairs groups enable us to eliminate the cost associated with hiring contract research organizations to manage clinical, regulatory and database aspects of our Phase 1 and Phase 2 clinical trials. We have also collaborated with the National Cancer Institute, or NCI, which has selected TRC105 and TRC102 for federal funding of clinical development, as well as Case Western Reserve University, or Case Western. Under these collaborations, NCI has sponsored or is sponsoring seven completed or ongoing clinical trials of TRC105 and TRC102, and Case Western is sponsoring two ongoing clinical trials of TRC102. If merited by Phase 2 data, we expect to fund initial Phase 3 clinical trials of TRC105, and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we expect that Phase 3 clinical trials of TRC105 in additional indications will be sponsored by NCI.

In March 2014, Santen Pharmaceutical Co., Ltd., or Santen, a global ophthalmology company, licensed from us exclusive worldwide rights to develop and commercialize our anti-endoglin antibodies, including TRC105 and TRC205, for ophthalmology indications, including AMD. We retain global rights to develop and commercialize our anti-endoglin antibodies outside of the field of ophthalmology, as well as global rights to TRC102 in all indications.

The following chart summarizes key information regarding ongoing and planned development of our product candidate pipeline:

We are developing TRC105 for use in combination with agents that inhibit angiogenesis by targeting the VEGF pathway. VEGF, like endoglin, is required for angiogenesis. While multiple VEGF inhibitors have been approved and have achieved commercial success, nearly all cancer patients develop resistance to this class of treatment and many do not respond at the onset. Targeting endoglin concurrently with the VEGF pathway has been shown to improve angiogenesis inhibition and the treatment of cancer in preclinical models. TRC105 binds to the endoglin receptor at a precise location to inhibit endothelial cell activation and angiogenesis. Certain manufacturers of approved VEGF inhibitors that we are studying in combination with TRC105 have agreed to supply their drug at no cost for use in the applicable clinical trials.

TRC105 is being studied in combination with VEGF inhibitors in five ongoing Phase 2 clinical trials for oncology indications, including soft tissue sarcoma, renal cell carcinoma, glioblastoma and hepatocellular carcinoma. We consider these initial indications attractive because the endpoints for regulatory approval may be attained more quickly than the endpoints for other indications. We also expect that these initial indications would be for the same lines of treatment for which the companion VEGF inhibitor is approved. We were previously in late-stage negotiations with a large pharmaceutical company to license them the rights to develop and commercialize TRC105 in the field of oncology (including an option for us to co-develop and co-commercialize in the United States), but in light of our Series B financing, we elected not to pursue the license and to retain our global rights to TRC105 in the field of oncology.

We have produced formulations of TRC105 for development in ophthalmology, which are initially being developed for the treatment of wet AMD, the leading cause of blindness in the Western world. In March 2014, Santen licensed from us exclusive worldwide rights to develop and commercialize our anti-endoglin antibodies, including TRC105, for ophthalmology indications. We retain global rights to develop our anti-endoglin antibodies outside of the field of ophthalmology. Santen is expected to file an Investigational New Drug application, or IND, for the development of TRC105 for ophthalmology indications under the name DE-122 in 2015.

TRC205, a humanized, deimmunized anti-endoglin antibody, is being developed for the treatment of fibrotic diseases. Diseases characterized by fibrosis, the harmful buildup of excessive fibrous tissue leading to scarring and ultimately organ failure, include nonalcoholic steatohepatitis, or NASH, idiopathic pulmonary fibrosis, or IPF, renal fibrosis, cardiac fibrosis and scleroderma. Preclinical and clinical data demonstrated increased endoglin expression in patients with heart failure and showed that inhibiting endoglin reduced cardiac fibrosis, preserved heart function and improved survival in mouse models of heart failure. Subsequent preclinical research in mouse models indicated that antibodies to endoglin inhibit cardiac and liver fibrosis. Although initial findings indicate endoglin’s importance in cardiac and liver fibrosis, we believe these findings may also be applicable to other fibrotic diseases, including NASH, IPF, myelofibrosis and other indications.

TRC102 is a small molecule inhibitor of DNA repair intended to reverse resistance to chemotherapy, including the agents used in the treatment of lung cancer and glioblastoma. We have completed a Phase 1 clinical trial of TRC102 in combination with Alimta (pemetrexed), a chemotherapy drug approved for the treatment of lung cancer and mesothelioma. Patients who received TRC102 and Alimta demonstrated reduction in tumor masses, including partial response, and lung cancer patients with squamous histology, a tumor type resistant to Alimta treatment, demonstrated stable disease. TRC102 is currently being studied in combination with the approved chemotherapy drugs Temodar (temozolomide) and Fludara (fludarabine) in Phase 1 clinical trials sponsored by Case Western. NCI has selected TRC102 for federal funding of clinical development and is conducting a Phase 1 clinical trial of oral TRC102 with Temodar in patients with advanced treatment-resistant tumors. We expect NCI to sponsor a Phase 1/2 clinical trial of TRC102 with Temodar in patients with glioblastoma, a Phase 1 clinical trial of TRC102 with Alimta and cisplatin in patients with mesothelioma, a Phase 1 clinical trial of TRC102 with chemotherapy and radiation therapy in lung cancer and a Phase 2 clinical trial of TRC102 with Alimta in patients with lung cancer. We retain global rights to develop TRC102, and, based on correspondence with NCI in June 2014, we expect that development of TRC102 through Phase 2 clinical trials will be completed with NCI funding. If merited by Phase 2 data, we expect to fund initial Phase 3 clinical trials and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we expect that Phase 3 clinical trials in additional indications will be sponsored by NCI.

Our experienced clinical operations and regulatory affairs groups are responsible for significant aspects of our clinical trials, including site monitoring, regulatory compliance, database management and clinical study report preparation. We use this internal resource to eliminate the cost associated with hiring contract research organizations, or CROs, to manage clinical, regulatory and database aspects of the Phase 1 and Phase 2 clinical trials that we sponsor in the United States. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which expedite patient enrollment and access to patient data as compared to a CRO-managed model, and we plan to leverage this capital efficient model for future product development.

We expect to seek orphan drug designation for TRC105 for the treatment of soft tissue sarcoma and glioblastoma and for TRC102 for the treatment of glioblastoma and mesothelioma. If granted, orphan drug designation may provide financial incentives, such as opportunities for grant funding towards clinical trial costs, tax advantages and U.S. Food and Drug Administration, or FDA, user-fee waivers, as well as the potential for a period of market exclusivity. In addition, we intend to seek expedited review through FDA Fast Track designation for all of our eligible product candidates, which is a process designed to facilitate the development and expedite the FDA’s review of drugs to treat serious conditions and fill unmet medical needs. However, there is no guarantee that we will receive these designations or the related potential benefits. For example, even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures.

Our Strategy

Our goal is to be a leader in the development of targeted therapies for patients with cancer and other diseases of high unmet medical need. As key components of our strategy, we intend to:

•                  Focus clinical development of TRC105 on initial oncology indications with potential reduced time to regulatory approval.  We plan to continue Phase 2 development of TRC105 in combination with approved VEGF inhibitors in our initial oncology indications of soft tissue sarcoma, renal cell carcinoma, glioblastoma and hepatocellular carcinoma, each of which is associated with reduced time to achieve the endpoints necessary for regulatory approval, with the goal of being ready to initiate one or more Phase 3 clinical trials by the end of 2016. The FDA has granted approval for drugs in soft tissue sarcoma and renal cell carcinoma based on progression-free survival, or the time a patient lived without the cancer progressing, rather than overall survival. A progression-free survival endpoint can be achieved sooner than an overall survival endpoint, thereby reducing the time to complete clinical trials and submit applications for regulatory approval. Although the endpoint for approval for glioblastoma and hepatocellular carcinoma is overall survival, this endpoint is reached sooner for glioblastoma and hepatocellular carcinoma than for many other solid tumors.

•                  Expand development program for TRC105 into large market oncology indications.  To maximize the commercial opportunity of TRC105, we intend to continue developing TRC105 in additional oncology indications with large patient populations. For example, based on existing data combining TRC105 with small molecule inhibitors of the VEGF pathway, we plan to initiate Phase 1 development of TRC105 in colorectal cancer, in combination with Stivarga (regorafenib). We also plan to initiate Phase 1 development of TRC105 in lung cancer with chemotherapy and Avastin and Phase 2 development of TRC105 with Afinitor (everolimus) and Femara (letrozole) in breast cancer. Finally, based on existing data from the dose escalation portion of a trial combining TRC105 and Nexavar, we plan to expand Phase 2 development of TRC105 and Nexavar in patients with hepatocellular carcinoma.

•                  Continue to leverage our collaborative relationship with NCI to accelerate and broaden development of TRC105 and TRC102.  Our collaboration with NCI allows us to pursue more indications with our assets than we would otherwise be able to pursue on our own. We anticipate that NCI will complete ongoing Phase 2 clinical trials of TRC105 and may initiate other Phase 2 clinical trials in addition to the Phase 2 clinical trials of TRC105 that we are sponsoring. Based on correspondence with NCI in June 2014, we expect that Phase 2 clinical trials of TRC102 will be completed with NCI funding. If merited by Phase 2 data, we expect to fund initial Phase 3 clinical trials of TRC105 and TRC102 and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI will sponsor Phase 3 clinical trials in additional indications.

•                  Support Santen during preclinical development to advance DE-122 into clinical trials in wet AMD.  We are using our expertise in the development of anti-endoglin antibodies to assist Santen in the manufacture and preclinical testing of DE-122, and we expect Santen will file an IND for the development of TRC105 for ophthalmology indications and begin clinical testing of DE-122 in wet AMD in 2015.

•                  Continue preclinical studies and initiate clinical development of TRC205 in fibrotic diseases.  TRC205, a humanized and deimmunized anti-endoglin antibody, is our lead product candidate for the treatment of fibrotic diseases, including NASH and IPF, each of which presents a large commercial opportunity. We expect to be able to file an IND to initiate clinical development of TRC205 in one or more fibrotic disease indications in 2016.

•                  Leverage internal capabilities to advance other programs efficiently and cost effectively through clinical development.  We have assembled a management team that has contributed to the approval of seven therapeutics, including VEGF inhibitors in cancer and in AMD, and that has core competencies relating to clinical operations and regulatory affairs. We expect to continue to benefit from these capabilities through the development of additional early and mid-stage product candidates, both from internal programs and potential in-licensed programs.

Rationale for Developing Anti-Endoglin Antibodies to Treat Cancer, AMD and Fibrotic Diseases

We focus on developing antibodies that target the endoglin receptor. Endoglin is a protein that is overexpressed on endothelial cells, the cells that line the interior surface of blood vessels, when they experience hypoxia, which is a condition characterized by inadequate oxygen supply. Endoglin allows endothelial cells to proliferate in a hypoxic environment and is required for angiogenesis. These properties render endoglin an attractive target for the treatment of diseases that require angiogenesis, including cancer and AMD, especially in combination with VEGF inhibitors. Endoglin is also expressed on fibroblasts, the cells that mediate fibrosis, and is a key contributor to the development of fibrosis. Inhibiting endoglin limits transforming growth factor beta, or TGF-β, signaling and production of fibrotic proteins by human cardiac fibroblasts. Anti-endoglin antibodies inhibit fibrosis in mouse models of cardiac and liver fibrosis.

Inhibiting Angiogenesis to Limit Tumor Growth and Treat AMD

The progressive growth of solid cancers to clinically recognized sizes requires angiogenesis. Similarly, abnormal angiogenesis causes wet AMD. Thus, inhibition of angiogenesis is an effective strategy for the treatment of cancer and wet AMD.

Therapies that inhibit angiogenesis are attractive for multiple reasons:

•                  Except for ovulation and wound healing, angiogenesis in adults is generally not necessary or desirable and otherwise only occurs in connection with an abnormal process such as tumor growth or choroidal neovascularization, the process of angiogenesis that causes wet AMD.

•                  Treatments that interrupt tumor angiogenesis may inhibit the growth of many solid cancers.

•                  Angiogenic targets are present either in the plasma or on the surface of endothelial cells, and therefore are readily accessible to antibody treatments, in contrast to targets expressed within tumors that are more difficult for antibodies to access.

•                  Angiogenic targets on endothelial cells are less prone to genetic mutation than targets expressed by genetically unstable cancer cells. As a result, development of resistance may be lower for agents that target endothelial cell functions than for those targeting cancer cells.

Success and Limitations of VEGF Inhibitors

Several anti-angiogenesis therapies that inhibit the VEGF pathway are currently marketed for the treatment of cancer. The VEGF inhibitor Avastin significantly prolongs overall survival for patients with advanced colorectal cancer and lung cancer when added to chemotherapy regimens. Avastin is also an approved therapy for glioblastoma, renal cell carcinoma, and ovarian cancer. Zaltrap (ziv-aflibercept) and Cyramza, other VEGF inhibitors, are approved for the treatment of colorectal cancer and gastric cancer, respectively, and orally available small molecule VEGF inhibitors, including Sutent (sunitinib malate), Nexavar, Votrient, Stivarga and Inlyta, have been shown to prolong survival in patients with metastatic soft tissue sarcoma, renal cell carcinoma, hepatocellular carcinoma, neuroendocrine cancer and colorectal cancer. Despite the clinical and commercial success of anti-angiogenesis agents that primarily target the VEGF pathway, nearly all cancer patients develop resistance to this class of treatment and many do not respond at the onset. According to current research, resistance to anti-angiogenic agents occurs through the emergence of escape pathways rather than by acquired mutations to the VEGF receptor or its ligand. We believe that the endoglin pathway serves as the dominant escape pathway that allows continued angiogenesis despite inhibition of the VEGF pathway. Specifically, inhibition of the VEGF pathway causes hypoxia, which in turn increases endoglin expression, allowing continued angiogenesis through the endoglin pathway despite inhibition of the VEGF pathway.

The Endoglin Pathway

Endoglin modulates signaling of receptor complexes of the TGF-β protein family. Endoglin participates in signal transduction mediated by TGF-β and bone morphogenic proteins, or BMP. Endoglin serves two functions through its expression on endothelial cells: binding of TGF-β to endoglin reinforces a static state in the endothelium, while binding of BMP to endoglin activates the endothelial cells and promotes angiogenesis.

As illustrated in the figure below, the binding of TGF-β to endoglin, as part of a receptor complex that includes activin receptor-like kinase 5, or ALK5, and TGF-βR2, a member of the TGF-β receptor family, causes activation of intracellular proteins that reinforce a static state in the endothelium, as shown on the left. Binding of BMP to endoglin, as part of a receptor complex that includes ALK1 and BMPR2, a member of the BMP receptor family, on proliferating endothelium activates proteins that override growth inhibition stimulated by TGF-β binding to endothelium, and allows organized endothelial proliferation, as shown on the right.

Inhibition and proliferation of endothelial cells through the endoglin pathway

Targeted inactivation of endoglin results in defective vascular development. In a preclinical study, mice embryos lacking endoglin died from the absence of angiogenesis by day 11.5. The figure below depicts anti-endoglin immunostains of mice embryos at day 8.5. The mouse embryo on the upper left is a normal mouse embryo, with endoglin expression indicated by black staining. The mouse embryo on the upper right had both copies of the endoglin gene inactivated, and a lack of endoglin expression is indicated by the absence of black staining. Photomicrographs of the mice embryos at day 10.5 show developed vasculature in normal mice (bottom left) and pockets of red blood cells without discernible vessels in endoglin-deficient mice (bottom right).

Targeted inactivation of mouse endoglin resulting in defective vascular development

Normal Mouse—Day 8.5	Endoglin-Deficient Mouse—Day 8.5

Normal Mouse—Day 10.5	Endoglin-Deficient Mouse—Day 10.5

Endoglin has also been shown to be critical for normal blood vessel development in humans. For example, the inheritance of one normal copy and one abnormal copy of the endoglin gene results in diminished endoglin function and causes Osler-Weber-Rendu syndrome, a rare disease characterized by dilated small blood vessels of the skin and mucosal surfaces that cause nosebleeds, typically beginning in the second decade of life. Compared to patients with a normal complement of endoglin genes, patients with Osler-Weber-Rendu syndrome have improved overall cancer survival, with a reported 31% reduced risk of death following cancer diagnosis, after controlling for known prognostic factors.

Endoglin is highly overexpressed on the membrane of proliferating endothelial cells in tumor vessels. A high level of endoglin expression has been associated with poor prognosis in patients with substantially all solid tumor types, including the following:

• Breast cancer • Colorectal cancer • Endometrial cancer • Esophageal cancer • Gastric cancer • Glioblastoma • Head and neck cancer	• Hepatocellular carcinoma • Lung cancer • Ovarian cancer • Prostate cancer • Renal cell carcinoma • Soft tissue sarcoma

Targeting the Endoglin Pathway to Address Limitations of VEGF Inhibitors

Preclinical studies indicate that endoglin expression promotes resistance to inhibition of the VEGF pathway, suggesting that targeting the endoglin pathway in addition to the VEGF pathway may be a more effective means to inhibit angiogenesis in tumors than targeting the VEGF pathway alone, particularly given the frequent development of resistance to VEGF inhibitors. For example, in a preclinical model of human pancreatic cancer, endoglin expression within tumors increased following treatment with a VEGF inhibitor. Further studies indicated that the endoglin ligand TGF-β, which inhibits angiogenesis, was the most highly overexpressed protein (over 16-fold increased expression, whereas no other protein was more than four-fold elevated) in pancreatic cancers from mice treated with a VEGF inhibitor. Unlike the endoglin pathway, many angiogenic pathways were not affected by VEGF inhibition, indicating that these pathways are unlikely to mediate escape from VEGF inhibition. Proteins that were not elevated included the angiopoietins, a family of angiogenic factors that are distinct from endoglin and VEGF. Consistent with this observation, therapies targeting the angiopoietins have not demonstrated anti-tumor activity when combined with VEGF inhibitors in clinical trials.

We believe the endoglin pathway serves as the dominant escape pathway that allows continued angiogenesis despite inhibition of the VEGF pathway. In support of this hypothesis, researchers analyzed blood vessels from human bladder cancers implanted in mice following VEGF inhibitor treatment. Data indicated that endoglin-expressing vessels persisted at the tumor periphery and increased within the core of the tumor, allowing continued tumor growth despite treatment with a large molecule VEGF inhibitor. In another preclinical study, mice with a predisposition to develop tumors were bred to have only one normal copy, rather than two normal copies, of the endoglin gene. Tumors in mice with two normal copies of the endoglin gene exhibited resistance to large and small molecule VEGF inhibitors. This resistance was not observed in the mice where endoglin function was inhibited by deleting one copy of the endoglin gene. Likewise, mice in which both copies of the endoglin gene were deleted in endothelial cells developed smaller lung tumors following treatment with a small molecule VEGF inhibitor, as compared to mice with normal levels of endoglin. In these models, VEGF inhibitors demonstrated anti-tumor activity only following inhibition of the endoglin pathway. These results illustrate the therapeutic utility of targeting both angiogenic pathways concurrently for the treatment of cancer.

BMP has been identified as a key endoglin ligand that binds to the endoglin receptor to promote angiogenesis. Therefore, it is a rational drug development strategy to target the receptor with an antibody that binds more tightly to endoglin at the BMP binding site than BMP itself, thereby preventing BMP from activating endothelial cells. TRC105 is a novel human chimeric immunoglobulin G subclass 1 antibody, or IgG1, that binds to endoglin with high affinity and inhibits BMP binding to endoglin, thereby inhibiting endothelial cell activation. As expected, studies have shown that anti-endoglin antibodies that do not bind at the BMP binding site do not inhibit angiogenesis in preclinical models.

We believe that a combination of VEGF and endoglin inhibitors may have application in wet AMD as well as a number of oncology indications where VEGF inhibitors are currently approved by regulatory authorities. Tumor types for which VEGF inhibitors have been approved include colorectal cancer, gastrointestinal stromal tumor, glioblastoma, hepatocellular carcinoma, lung cancer, neuroendocrine tumors, renal cell carcinoma, soft tissue sarcoma, ovarian cancer and thyroid cancer.

Anti-Angiogenesis VEGF Inhibitors in Oncology Indications

Cancer is the second leading cause of death in the Western world and may affect any organ in the human body. Localized cancer is generally treated and cured with surgery. However, metastatic cancer that has spread beyond the location where it started is generally incurable. Metastatic cancer is treated with chemotherapeutics or targeted agents that specifically inhibit pathways implicated in tumor growth or angiogenesis.

There are several FDA-approved anti-angiogenesis drugs that inhibit the VEGF pathway, with over $10.0 billion in reported aggregate worldwide sales in oncology in 2014. VEGF inhibitors are approved in the following oncology indications, among others:

•                  Soft Tissue Sarcoma:  The American Cancer Society, or the ACS, estimates there were approximately 12,000 new cases of soft tissue sarcoma in the United States in 2014 with more than 4,700 deaths. Localized tumors are curable, but patients with metastatic disease have a median survival of approximately 12 months following diagnosis. Standard systemic chemotherapy regimens are poorly tolerated and of limited usefulness with response rates of approximately 20% to 30%. Votrient, a small molecule VEGF inhibitor, was approved in the United States for the second line treatment of soft tissue sarcoma in 2013.

•                  Renal Cell Carcinoma.  The ACS estimates there were 63,920 new cases of renal cell carcinoma in the United States in 2014 with 13,860 deaths. Sutent, Nexavar and Votrient are small molecule VEGF inhibitors approved as single agents for the first line treatment of advanced or metastatic renal cell carcinoma, Inlyta is a small molecule VEGF inhibitor approved for second line treatment, and Avastin is approved with interferon. Inlyta was approved in 2012 for the treatment of renal cell carcinoma, with reported global sales of $410 million in 2014, compared to $319 million in 2013.

•                  Glioblastoma:  Glioblastoma represents one of the highest unmet needs in oncology. Glioblastoma is the most common and most lethal malignant brain cancer in adults. The Central Brain Tumor Registry of the United States estimates that there are about 12,000 new cases diagnosed each year in the United States. The median survival following diagnosis is reported to be approximately 14 months. Avastin has been approved in the United States for the second line treatment of glioblastoma following cancer progression on prior therapy.

•                  Hepatocellular Carcinoma.  The ACS estimates there were 33,190 new cases of hepatocellular carcinoma in the United States in 2014 with 23,000 deaths. The only drug approved in the United States for the first line treatment of hepatocellular carcinoma is the VEGF inhibitor Nexavar. In 2014, reported global sales of Nexavar were $1.0 billion worldwide.

•                  Colorectal Cancer.  The ACS estimates there were 136,830 new cases of colon cancer or rectal cancer in the United States in 2014 with 50,310 deaths. Avastin is approved with chemotherapy for the first and second line treatment of patients with metastatic colorectal cancer, and Zaltrap is approved with chemotherapy for the second line treatment of patients with metastatic colorectal cancer.

•                  Non-Small Cell Lung Cancer.  The ACS estimates there were 224,210 new cases of lung cancer in the United States in 2014 with 159,260 deaths. Avastin is approved for the first line treatment of patients with locally advanced, recurrent, or metastatic non-squamous non-small cell lung cancer, in combination with chemotherapy.

TRC105 Development in Oncology

Clinical Development Overview

TRC105 is our investigational novel human chimeric IgG1 monoclonal antibody that is currently being studied with dosing weekly or every two weeks by intravenous, or IV, infusion. Commercialized chimeric antibodies include Rituxan (rituximab), Erbitux (cetuximab) and Adcetris (brentuximab vedotin), which collectively had reported global sales of over $8.0 billion in 2014. TRC105 is in four ongoing clinical trials in combination with VEGF inhibitors and has been studied in nine completed clinical trials as a single agent or with VEGF inhibitors.

The following table summarizes certain key information regarding our clinical trials of TRC105 in cancer patients:

Ongoing Clinical Trials of TRC105

Phase	Indication	Sponsor	Companion Treatment	Design (Number of Patients)
2*	Soft tissue sarcoma	TRACON	Votrient	Single arm (81)
2*	Clear cell renal cell carcinoma	TRACON	Inlyta	Randomized (168)
2*	Glioblastoma	NCI	Avastin	Randomized (98)
2*	Hepatocellular carcinoma	NCI	Nexavar	Dose escalation portion and single arm portion (42 total)

2	Choriocarcinoma	TRACON	Avastin	Single patient (1)

Planned Clinical Trials of TRC105

Phase	Indication	Sponsor	Companion Treatment	Design (Number of Patients)
2	Breast cancer	UAB	Afinitor and Femara	Dose escalation portion and single arm portion (38 total)
2	Hepatocellular carcinoma	TRACON	Nexavar	Dose escalation portion and single arm portion (41 total)
1	Colorectal cancer	TRACON	Stivarga	Dose escalation (18)
1	Lung cancer	TRACON	Taxol, Carboplatin and Avastin	Dose escalation (18)

Completed Clinical Trials of TRC105

Phase	Indication	Sponsor	Companion Treatment	Design (Number of Patients)
1	Solid tumors	TRACON	None	Dose escalation (50)
1/2	Solid tumors	TRACON	Avastin	Dose escalation portion and single arm portion (38 total)
2	Glioblastoma	TRACON	Avastin	Single arm (22)
1	Breast cancer	TRACON	Xeloda	Dose escalation (19)
1	Prostate cancer	NCI	None	Dose escalation (21)
2	Bladder cancer	NCI	None	Single arm (13)
2	Hepatocellular carcinoma	NCI	None	Single arm (11)
2	Ovarian cancer	TRACON	None	Single arm (23)
2	Renal cell carcinoma (all histologies)	NCI	Avastin	Randomized (62)**

*                                         Each of these trials was designed with a Phase 1 open-label portion, which demonstrated that the recommended single agent dose of TRC105 can be administered in combination with the approved dose of the companion VEGF inhibitor.

**                                  This trial was designed to randomize 88 patients, but enrollment was closed following the accrual of 62 patients after an interim analysis concluded that the trial was unlikely to achieve the primary endpoint. Patients who were already enrolled are continuing treatment.

The collective clinical data support the development of TRC105 in combination with VEGF inhibitors rather than development as a single agent. To date, TRC105 has primarily been studied in the last line treatment setting, where patients tend to be resistant to additional treatments, but ongoing development focuses on the treatment of cancer patients with TRC105 and VEGF inhibitors in the first and second line treatment settings, where increased susceptibility to anti-angiogenic treatment is expected.

Consistent with preclinical data indicating improved anti-cancer activity following concurrent inhibition of the endoglin and VEGF pathways, TRC105 has shown good tolerability and promising anti-tumor activity in combination with large and small molecule inhibitors of the VEGF pathway. In a Phase 1/2 clinical trial of TRC105 with Avastin that primarily enrolled patients with colorectal and ovarian cancer whose cancer had progressed on prior Avastin treatment, the combination demonstrated anti-tumor activity in advanced cancer patients whose cancer had progressed on prior Avastin treatment. Specifically, of 25 evaluable patients treated previously with VEGF inhibitors, 16 patients (64%) had stable disease, of whom 10 patients (40%) had partial responses. Six responding patients treated with prior VEGF inhibitors (24%) remained without cancer progression longer than during their prior VEGF inhibitor therapy, and were therefore considered to have durable responses. TRC105 has also been administered with the VEGF inhibitors Nexavar, Votrient and Inlyta in three ongoing clinical trials.  Data were presented from the ascending dose portion of a Phase 2 clinical trial of TRC105 with Inlyta in patients with renal cell carcinoma at the Genitourinary Cancers Symposium of the American Society of Clinical Oncology conference in February 2015. Five of 17 (29%) evaluable patients demonstrated partial responses by RECIST 1.1 and 10 of 17 patients (59%) demonstrated partial responses by Choi criteria. Progression free survival was 8.4 months in all patients and 11.3 months in patients with clear cell renal cell carcinoma. Data were presented from the ascending dose portion of a Phase 2 clinical trial of TRC105 with Nexavar in patients with hepatocellular carcinoma at the Gastrointestinal Cancers Symposium of the American Society of Clinical Oncology conference in January 2015. Three of the 13 patients (23%) treated at recommended Phase 2 doses of TRC105 (10 mg/kg or 15 mg/kg every other week) demonstrated partial responses, in a setting where the expected partial response rate of Nexavar alone is 2%. In the ascending dose portion of a Phase 2 clinical trial of TRC105 with Votrient, several patients have demonstrated tumor reductions, and a patient with angiosarcoma has an ongoing complete response to treatment.

Clinical trials of TRC105 as a single agent in patients whose cancer had progressed on multiple prior therapies indicated limited single agent activity in treatment-resistant patients with prostate cancer, metastatic bladder cancer, advanced or metastatic hepatocellular carcinoma, glioblastoma and ovarian cancer. However, single agent activity, as evidenced by progression-free survival greater than 18 months or partial response, was achieved in individual treatment-resistant patients with soft tissue sarcoma, hepatocellular carcinoma and prostate cancer.

Ongoing Phase 2 clinical trials are assessing the activity of TRC105 with a particular VEGF inhibitor in patients who have not previously been treated with that particular VEGF inhibitor. In general, it is expected to be more difficult to resensitize a patient whose cancer has already progressed on a prior VEGF inhibitor than it is to prevent resistance in a patient who has not previously been treated with that VEGF inhibitor. In addition, cancer progresses rapidly in some patients following treatment with a VEGF inhibitor, to the point that these patients are unavailable for subsequent therapy. Thus, we believe the greatest potential for TRC105 will be in combination with VEGF inhibitors prior to the development of resistance to VEGF inhibitors.

Ongoing Clinical Trials of TRC105

Phase 2 Clinical Trial of TRC105 with Inlyta in Patients with Clear Cell Renal Cell Carcinoma

We are conducting a two-part Phase 2 clinical trial of TRC105 in combination with Inlyta, an approved VEGF inhibitor, in patients with advanced or metastatic renal cell carcinoma. We have completed enrollment of Part 1 of the trial, which is being conducted at five sites in the United States and enrolled 18 patients. Three patients were initially enrolled at an 8 mg/kg TRC105 dose level and three patients were initially enrolled at a 10 mg/kg TRC105 dose level to demonstrate that the recommended single agent dose of TRC105 of 10 mg/kg was well tolerated when administered with the approved single agent dose of Inlyta. Twelve additional patients were then enrolled at the 10 mg/kg TRC105 dose level with the approved single agent dose of Inlyta.

We believe that preliminary data from Part 1 of this trial are encouraging, and these data were presented at the Genitourinary Cancers Symposium of the American Society of Clinical Oncology conference in February 2015. Based on a Phase 3 trial of Inlyta, the expected median progression-free survival of patients with clear cell renal cell carcinoma treated with Inlyta who have progressed following treatment with only one prior inhibitor of the VEGF pathway is 4.8 months. The overall progression-free survival of patients enrolled in Part 1 of our trial of TRC105 with Inlyta, all of whom failed at least one prior inhibitor of the VEGF pathway, was 8.4 months, and in patients with clear cell renal cell carcinoma, was 11.3 months by Kaplan Meier lifetable analysis. The best overall response for the 17 patients who were followed for at least two months in Part 1 of the trial is described below. Percentage decreases in tumor size are reported relative to the baseline measurement at the beginning of the study.

•                  Five patients had tumor reductions that qualified as partial responses according to Response Evaluation Criteria in Solid Tumors 1.1, or RECIST 1.1, a response criteria initially developed to assess the activity of chemotherapy. All patients had cancer progression following previous treatment with at least one small molecule VEGF inhibitor and four patients were treated in the fourth line setting. Two patients also progressed following treatment with Opdivo (nivolumab), an antibody directed at the programmed cell death 1 receptor (PD-1). One of these patients, whose previous best response was stable disease with the VEGF inhibitor Votrient, following which cancer progression was documented, and also had cancer progression on interleukin-2 and Opdivo, remained on trial for 14 months with a partial response as assessed by RECIST 1.1. The second patient, whose previous best response was stable disease with the VEGF inhibitor Sutent, then demonstrated cancer progression after three months of treatment with Votrient as well as cancer progression on Opdivo, remained on trial for 11 months with a partial response as assessed by RECIST 1.1. The third patient, whose previous best response was stable disease with the VEGF inhibitor Sutent, following which cancer progression was documented, and who also progressed following treatment with Afinitor, a drug approved for the treatment of renal cell carcinoma that inhibits a metabolic pathway, achieved a partial response as assessed by RECIST 1.1 and was ongoing treatment at month 11 of our trial. The fourth patient, whose previous best response was stable disease with the VEGF inhibitor Sutent, following which cancer progression was documented, achieved a partial response as assessed by RECIST 1.1 and is ongoing at month 10 of our trial. The fifth patient, whose previous best response was stable disease with the VEGF inhibitor Sutent, who also was treated with the VEGF inhibitor Votrient, following which cancer progression was documented, achieved a partial response as assessed by RECIST 1.1 and is ongoing at month 9 of our trial.

•                  Ten patients had tumor reductions that qualified as partial responses as assessed by the Choi criteria including the five patients with partial responses as assessed by RECIST 1.1. Choi criteria are response criteria developed at the University of Texas MD Anderson Cancer Center to evaluate the activity of angiogenesis inhibitors. Choi criteria have been shown to correlate more strongly with progression-free survival and overall survival than RECIST 1.1 in several clinical trials of angiogenesis inhibitors. Progression-free survival is the anticipated endpoint for Phase 3 clinical trials in patients with soft tissue sarcoma and renal cell carcinoma. All patients had cancer progression following prior treatment with at least one small molecule VEGF inhibitor and three remain in the trial, including one patient ongoing at month 11 in our trial.

•                  Three patients had stable disease.

•                  Four patients had radiographic or clinical cancer progression within two months following initiation of treatment.

•                  Improved anti-tumor activity was noted in patients with clear cell renal cell carcinoma, the most common type of renal cell carcinoma, which is noted to be more responsive to treatment with angiogenesis inhibitors. Eight of 12 patients with clear cell histology demonstrated partial responses as assessed by Choi criteria, including four partial responses as assessed by RECIST 1.1.  Progression-free survival was also longer in patients with clear cell renal cell carcinoma (11.3 months).

The best response by maximum percent change decrease in tumor lesion size of each of 17 patients enrolled in the trial with measureable disease who underwent efficacy assessment is noted in the figure below.

Maximum percentage change in target lesion size in renal cell carcinoma patients treated with TRC105 and Inlyta

Based on the tolerability and anti-tumor activity observed in Part 1 of the trial, Part 2 of the trial began enrollment in November 2014 and is expected to enroll 150 advanced clear cell renal cell carcinoma patients at approximately 20 sites in the United States to compare TRC105 at 10 mg/kg in combination with Inlyta to Inlyta alone. The patients are randomly allocated in equal numbers to the two treatment arms, and the primary endpoint of Part 2 of the trial is progression-free survival as assessed by RECIST 1.1. If successful, Part 2 of the trial would support initiation of a Phase 3 clinical trial.

Phase 2 Clinical Trial of TRC105 with Votrient in Patients with Soft Tissue Sarcoma

We are conducting a two-part Phase 2 clinical trial of TRC105 in combination with Votrient, an approved VEGF inhibitor, in patients with soft tissue sarcoma. Part 1 of the trial has completed enrollment of 18 evaluable patients. Three patients were initially enrolled at an 8 mg/kg TRC105 dose level and three patients were initially enrolled at a 10 mg/kg TRC105 dose level to demonstrate that the recommended single agent dose of TRC105 of 10 mg/kg was well tolerated with the approved single agent dose of Votrient. We have enrolled twelve additional patients at the 10 mg/kg TRC105 dose level with the approved single agent dose of Votrient. We believe that preliminary data from this trial are encouraging.

As of December 1, 2014, 18 patients in Part 1 of the trial had undergone efficacy assessments. All three patients dosed with TRC105 at 8 mg/kg with the approved dose of Votrient had stable disease and remained in the trial for at least six months of treatment, including one patient with synovial sarcoma who had a 27% decrease in tumor burden as assessed by RECIST 1.1 four months after initiating treatment and another patient with ongoing stable disease for 10 months of treatment. Thirteen of 15 patients dosed at the recommended single agent doses of both drugs had a best response of stable disease by RECIST 1.1, of whom nine remain on treatment, some for as many as seven months. One of these patients, with angiosarcoma, has an ongoing complete response at month 4 of treatment. We expect to present updated data at the American Society of Clinical Oncology conference in June 2015.

Based on the tolerability and anti-tumor activity observed to date, Part 2 of the trial began enrollment in September 2014. Part 2 of the study will accrue patients at approximately eight sites in the United States and, as of December 1, 2014, had enrolled 16 of the expected 63 patients with soft tissue sarcoma. The primary endpoint of Part 2 of the trial is progression-free survival as assessed by RECIST 1.1, and a key secondary endpoint is overall response rate. We expect to correlate progression-free survival and overall response rate with endoglin expression on sarcoma tissue to assess whether direct endoglin expression on sarcoma cells may serve as a biomarker that identifies responsive sarcoma subtypes. We expect to have topline data from Part 1 of the trial in mid 2015 and from Part 2 of the trial in late 2015. If data from the Phase 2 clinical trial indicate endoglin expression on sarcoma cells is predictive of TRC105 activity, a Phase 3 clinical trial may incorporate a biomarker strategy to identify expression of endoglin on sarcoma tissue as a basis for enrollment of more responsive patients into the trial.

Phase 2 Randomized Clinical Trial of TRC105 with Avastin in Patients with Glioblastoma

NCI is sponsoring a two-part Phase 2 clinical trial in patients with glioblastoma that includes more than 50 sites in the United States. Part 1 of the trial was a dose escalation study of TRC105 in combination with Avastin in 12 patients and completed enrollment in January 2014. In Part 2 of the trial, 86 glioblastoma patients who have received chemotherapy or radiation therapy and have not been treated previously with Avastin or another VEGF inhibitor are expected to be randomized in equal proportions to receive TRC105 and Avastin or Avastin alone. Enrollment into Part 2 of the trial began in the third quarter of 2014, and 16 patients were enrolled in Part 2 of the trial as of December 10, 2014. The primary endpoint is progression-free survival, and we expect that NCI will have topline data in early to mid 2016.

Phase 2 Clinical Trial of TRC105 with Nexavar in Patients with Hepatocellular Carcinoma

NCI is conducting a two-part Phase 2 clinical trial of TRC105 in combination with Nexavar, an approved VEGF inhibitor, in 42 patients with hepatocellular carcinoma. Part 1 of the trial was completed following the enrollment of 20 patients with hepatocellular carcinoma, 15 of which were evaluable by RECIST 1.1, and Part 2 of the trial was initiated in the third quarter of 2014 and is expected to enroll up to 23 patients. Part 1 of the trial was designed as an ascending dose trial with an expansion stage with the primary endpoint of evaluating the safety and tolerability of 3, 6, 10 and 15 mg/kg TRC105 every two weeks in combination with the approved dose of Nexavar to select a dose level of TRC105 (in combination with Nexavar) for further study if merited. Data reported at the Gastrointestinal Cancer Symposium of the American Society of Clinical Oncology in January 2014 and in January 2015 indicated that TRC105 was well tolerated at all doses tested (3, 6, 10 and 15 mg/kg) in combination with approved doses of Nexavar. As shown in the figure below, anti-tumor activity was noted, including reductions in tumor burden in the majority of treated patients, and partial response in three patients, as assessed by RECIST 1.1. Durable activity was noted in one patient who remained on treatment for 22 months. The partial responses as assessed by RECIST 1.1 occurred in three of the 13 patients (23%) treated at recommended Phase 2 doses of TRC105 (10 mg/kg or 15 mg/kg), in a setting where the expected partial response rate of Nexavar alone is 2%. The primary endpoint of Part 2 of the trial is overall response rate as assessed by RECIST 1.1.

Maximum percentage change in target lesion size in

hepatocellular carcinoma patients treated with TRC105 and Nexavar

Phase 2 Clinical Trial of TRC105 with Avastin in a Single Patient with Metastatic Choriocarcinoma

We are conducting a single patient compassionate use clinical trial in a woman with metastatic and refractory choriocarcinoma that has progressed following treatment with chemotherapy.  Choriocarcinoma is a rare tumor of reproductive tissue that is typically vascular and may express endoglin on the tumor tissue.

Planned Clinical Trials of TRC105

Phase 2 Clinical Trial of TRC105 with Nexavar in Patients with Hepatocellular Carcinoma

We are planning a two-part Phase 2 clinical trial of TRC105 in combination with Nexavar, which is approved for the treatment of hepatocellular carcinoma, in patients with advanced or metastatic hepatocellular carcinoma. Prior completed clinical trials indicated that 15 mg/kg of TRC105 given every two weeks was well tolerated in combination with approved doses of Nexavar. Part 1 of the trial will determine whether the recommended Phase 2 dose of TRC105 of 10 mg/kg given weekly can be administered safely concurrently with Nexavar. Part 2 of the trial is expected to enroll up to 23 patients with advanced or metastatic hepatocellular carcinoma to determine the overall response rate, progression-free survival and overall survival following treatment with the recommended Phase 2 dose of TRC105 of 10 mg/kg given concurrently with Nexavar.

Phase 1 Clinical Trial of TRC105 with Taxol, carboplatin and Avastin in Patients with Lung Cancer

We are planning a Phase 1 clinical trial of TRC105 in combination with Taxol, carboplatin and Avastin for the initial treatment of advanced or metastatic non-squamous non-small cell lung cancer. The combination of Taxol, carboplatin and Avastin is approved for the initial treatment of advanced or metastatic non-squamous non-small cell lung cancer, and the combination of Taxol and Avastin is approved for the treatment of ovarian cancer. Prior completed trials indicated the recommended Phase 2 dose of 10 mg/kg of TRC105 was well tolerated with Avastin. The primary endpoint of the trial is to determine whether the recommended Phase 2 dose of TRC105 of 10 mg/kg can be administered safely concurrently with Taxol, carboplatin and Avastin. Up to 15 patients are expected to be treated with the recommended Phase 2 dose of TRC105 of 10 mg/kg given concurrently with Taxol, carboplatin and Avastin. Secondary endpoints include pharmacokinetics, overall response rate by RECIST 1.1, progression-free survival and overall survival.

Phase 1 Clinical Trial of TRC105 with Stivarga in Patients with Colorectal Cancer

We are planning a Phase 1 clinical trial of TRC105 in combination with Stivarga, a small molecule inhibitor of the VEGF pathway approved for the last line treatment of colorectal cancer, in patients with advanced or metastatic colorectal cancer. The primary endpoint of the trial is to determine whether the recommended Phase 2 dose of TRC105 of 10 mg/kg can be administered safely concurrently with Stivarga. Up to 15 patients are expected to be treated with the recommended Phase 2 dose of TRC105 of 10 mg/kg given concurrently with Stivarga. Secondary endpoints include pharmacokinetics, overall response rate by RECIST 1.1, progression-free survival and overall survival.

Phase 2 Clinical Trial of TRC105 with Afinitor and Femara in Postmenopausal Women with Newly Diagnosed Local or Locally Advanced Potentially Resectable Hormone-Receptor Positive and Her-2 Negative Breast Cancer

We are planning a two-part Phase 2 clinical trial of TRC105 as a neoadjuvant in combination with Afinitor and Femara, each of which is approved for the treatment of breast cancer in a study sponsored by the University of Alabama, Birmingham Cancer Center, or UAB. The trial is expected to enroll patients with locally advanced breast cancer who will receive TRC105 in combination with Afinitor and Femara prior to surgical removal of the tumor. Part 1 of the trial is expected to enroll up to 18 patients to determine whether the recommended Phase 2 dose of TRC105 of 10 mg/kg given weekly can be administered safely concurrently with Afinitor and Femara and assess pharmacokinetic parameters. Part 2 of the trial is expected to enroll up to 20 patients with locally advanced potentially resectable hormone-receptor positive and Her-2 negative breast cancer to determine the pathologic complete response rate and downstaging rate, or rate of tumor size reduction, at the time of surgery.

Completed Clinical Trials of TRC105

Phase 1 First-in-Human Clinical Trial of TRC105 in Patients with Advanced and Treatment-Resistant Cancer

We conducted a Phase 1, single agent, first-in-human ascending dose clinical trial evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and anti-tumor activity of TRC105 in patients with advanced solid tumors. The primary endpoint of the trial was to determine the recommended dose of TRC105 for Phase 2 clinical trials and assess overall safety and tolerability. Secondary endpoints included analysis of TRC105 distribution in the blood, assessment of whether antibodies were made in response to treatment with TRC105 and assessment of preliminary signs of antitumor activity. Given the limited number of patients in this clinical trial, no statistical analyses were performed. Fifty patients were treated with escalating doses of TRC105 until cancer progression or unacceptable toxicity was reached using a standard dose escalation design at dose levels of 0.01, 0.03, 0.1, 0.3, 1, 3, 10 and 15 mg/kg given weekly or every two weeks. The maximum tolerated dose was exceeded at 15 mg/kg given weekly due to anemia, an expected adverse event of TRC105 treatment. TRC105 exposure increased with increasing dose, and continuous serum concentrations that saturate endoglin receptors were maintained at 10 mg/kg given weekly and 15 mg/kg given every two weeks. The safety profile was distinct from that of VEGF inhibitors, and the adverse effects of hypertension and proteinuria seen commonly with VEGF inhibitors were rarely observed with TRC105. Pulmonary edema and low platelet counts, which are side effects of other inhibitors of the endoglin pathway, were not observed. Antibodies to TRC105 were not detected in patients treated with the formulation of TRC105 that is being used in our Phase 1 and Phase 2 clinical trials, indicating that TRC105 is not highly immunogenic. Stable disease or better was achieved in 21 of 45 evaluable patients (47%), including two patients with durable reductions in tumor burden lasting longer than 48 and 18 months, respectively. One of three patients had soft tissue sarcoma and remained on TRC105 for 18 months with a reduction in tumor burden of each of five pulmonary metastases, which was first detected two months after initiation of treatment. An overall reduction in the sum of tumor diameters of 13% was noted during treatment. The duration of TRC105 treatment exceeded the duration of three prior treatments: carboplatin and paclitaxel (four months), Arimidex (anastrozole) (eight months) and ifosfamide (two months), each of which had been previously discontinued because the cancer progressed. The anti-tumor data compared favorably with the first-in-human anti-tumor data reported with Avastin in a less treatment-resistant population. The majority of patients demonstrated an increase in plasma levels of VEGF at the time of cancer progression, providing a rationale for inhibiting the VEGF pathway in patients treated with TRC105. Lastly, patients at the 10 mg/kg and 15 mg/kg dose levels were observed to have dilated blood vessels in the skin or mucosal membranes, similar to those in patients with Osler-Weber-Rendu syndrome, indicating inhibition of the endoglin pathway. Results of this clinical trial were published in Clinical Cancer Research in 2012.

Phase 1/2 Clinical Trial of TRC105 with Avastin in Patients with Advanced and Treatment-Resistant Cancer

We completed a Phase 1/2 ascending dose trial evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and anti-tumor activity of TRC105 in combination with an approved dose of Avastin in patients with advanced and treatment-resistant solid tumors. The primary endpoint of the trial was to determine the recommended dose of TRC105 to be used in combination with Avastin for Phase 2 clinical trials and assess overall safety and tolerability of the combination. Secondary endpoints included analysis of TRC105 distribution in the blood, assessment of whether antibodies were made in response to treatment with TRC105 and assessment of preliminary evidence of improved anti-tumor activity when TRC105 was combined with Avastin. Given the limited number of patients in this clinical trial, no statistical analyses were performed. Thirty-eight patients primarily with colorectal and ovarian cancer were treated with escalating doses of TRC105 until cancer progression or unacceptable toxicity was reached using a standard dose escalation design at dose levels of 3, 6, 8 and 10 mg/kg given weekly, in combination with an approved dose of Avastin. TRC105 and Avastin were generally well tolerated when dosed together at their recommended single agent doses (10 mg/kg each) when the initial dose of TRC105 was delayed by one week and divided over two days to reduce the frequency and severity of headache. The concurrent administration of Avastin and TRC105 did not otherwise appear to increase the frequency or severity of known toxicities of TRC105 or Avastin. Pharmacokinetic studies indicated that treatment with Avastin increased endoglin expression on endothelium, a finding that was consistent with preclinical studies indicating endoglin may allow continued angiogenesis despite inhibition of the VEGF pathway. This finding provides support for targeting angiogenesis with anti-endoglin antibodies in combination with VEGF inhibitors. Pharmacokinetic studies also indicated that serum levels of TRC105 were continuously present at concentrations above levels needed to inhibit endoglin function. Antibodies to TRC105 were detected in two patients and were not associated with clinical effects. Biomarker studies indicated increased blood levels of platelet-derived growth factor, or PDGF, a soluble protein that plays a significant role in angiogenesis, in patients treated with TRC105 in combination with Avastin. Several patients, including patients with colorectal cancer and ovarian cancer whose cancer had previously progressed on Avastin or small molecule VEGF inhibitors, experienced responses, including ten partial responses as assessed by Choi criteria, two of which were also partial responses as assessed by RECIST 1.1.

The best response by maximum percent change decrease in target lesion size of each of 30 patients enrolled in the trial with measurable disease who underwent efficacy assessment is noted in the figure below, and patients who received prior treatment with at least one VEGF inhibitor are indicated by a star. Of 25 evaluable patients treated previously with VEGF inhibitors, 16 patients (64%) had stable disease, of whom two patients (8%) had partial responses as assessed by RECIST 1.1. Ten patients who received prior VEGF treatment (40%) had a partial response by Choi criteria and are denoted with a solid triangle and a star in the figure below. Six patients (24%) with responses by Choi criteria or RECIST 1.1 remained without cancer progression for longer than during their prior VEGF inhibitor therapy, and are therefore considered to have durable responses.

Maximum percentage change in target lesion size in cancer patients treated with TRC105 and Avastin

The six patients with reductions in tumor burden, who were partial responders as assessed by RECIST 1.1 or Choi criteria, and remained without cancer progression for longer than during their prior VEGF inhibitor therapy, are profiled further in the table below.

Summary of patients with durable responses

Patient Demographic	Primary Site of Disease	Number of Prior Cancer Regimens	Last Prior VEGF Inhibitor Containing Treatment	Duration of Last Prior VEGF Inhibitor Containing Treatment (days)	Duration of TRC105 + Avastin Treatment (days)
56-year-old woman	Ovarian	8	pegylated liposomal doxorubicin + Avastin	126	162
71-year-old woman	Ovarian	5	investigational treatment with small molecule VEGF inhibitor	141	218
66-year-old woman	Colorectal	7	Erbitux (cetuximab) + Avastin	31	162
81-year-old woman	Ovarian	6	Topotecan + Avastin	71	224
53-year-old man	Colorectal	2	5-fluorouracil + irinotecan + leucovorin + Avastin	33	861
55-year-old man	Colorectal	3	5-fluorouracil + irinotecan + leucovorin + Avastin	146	164

These collective data demonstrate that TRC105 is active with Avastin based on decreases of tumor size and durability of treatment in patients whose cancer progressed on prior treatment with Avastin or other VEGF inhibitors.

Phase 2 Clinical Trial of TRC105 as a Single Agent or Combined with Avastin in Patients with Glioblastoma that Progressed on Prior Avastin Treatment

We completed a Phase 2 clinical trial evaluating the safety, tolerability, and anti-tumor activity of TRC105 in combination with Avastin in patients with glioblastoma that progressed on prior initial treatment with combined chemotherapy and radiation therapy and subsequent treatment with Avastin. The primary endpoint of the trial was to determine median overall survival, and secondary endpoints included assessment of tolerability and determination of response rate and time to tumor progression. After an initial portion of the trial assessing the safety of TRC105 as a single agent, 16 patients were treated with TRC105 at 10 mg/kg given weekly with Avastin at 10 mg/kg given every two weeks until cancer progression or unacceptable toxicity was reached. The concurrent administration of TRC105 and Avastin did not appear to increase the frequency or severity of known toxicities of TRC105 or Avastin. The combination of TRC105 with Avastin provided clinical benefit to one patient whose cancer had progressed on Avastin immediately prior to entering the trial and who remained on treatment with TRC105 with Avastin for longer than the prior treatment with Avastin alone. The majority of patients with Avastin-resistant glioblastoma who enrolled in the trial had cancer progression in fewer than four months on prior Avastin treatment, and median progression-free survival was two months following treatment with TRC105 and Avastin. In future clinical trials, we will focus on enrolling patients with glioblastoma prior to Avastin treatment, when they may be more likely to be responsive to angiogenesis inhibition.

Phase 1 Clinical Trial of TRC105 with Xeloda in Patients with Metastatic Breast Cancer

We completed a Phase 1 ascending dose clinical trial evaluating the safety, tolerability, pharmacokinetics and anti-tumor activity of TRC105 in combination with Xeloda. The primary endpoint of the trial was to determine the recommended dose of TRC105 to be used in combination with Xeloda for Phase 2 clinical trials and to assess overall safety and tolerability of the combination. Secondary endpoints included analysis of TRC105 distribution in the blood, assessment of whether antibodies were made in response to treatment with TRC105 and assessment of preliminary evidence of improved anti-tumor activity when TRC105 was combined with Xeloda. Given the limited number of patients in this clinical trial, no statistical analyses were performed. Nineteen patients, primarily with metastatic breast cancer, were treated with escalating doses of TRC105 until cancer progression or unacceptable toxicity was reached using a standard dose escalation design at dose levels of 7.5 and 10 mg/kg given weekly, in combination with the recommended single agent dose of Xeloda of 1,000 mg/m2 given twice daily for two weeks followed by a one week rest period. TRC105 and Xeloda were generally well tolerated when dosed together at their recommended single agent doses. The concurrent administration of TRC105 with Xeloda did not otherwise appear to increase the frequency or severity of expected toxicities of TRC105 or Xeloda. Pharmacokinetic studies indicated continuous serum levels of TRC105 at doses above target concentrations at both TRC105 dose level. Antibodies to TRC105 were detected in one patient. Several patients demonstrated evidence of clinical benefit, including one patient with metastatic breast cancer who achieved a partial response as assessed by RECIST 1.1.

Phase 2 Randomized Clinical Trial of TRC105 with Avastin in Patients with Renal Cell Carcinoma

NCI completed enrollment of a Phase 2 clinical trial to study the activity of TRC105 in combination with Avastin, compared to treatment with Avastin alone, in patients with renal cell carcinoma that included non-clear histology. The NCI-sponsored trial in renal cell carcinoma included approximately 20 centers in the United States and enrolled patients with all histologic types of renal cell carcinoma who had received as many as four prior systemic therapies, including as many as four prior VEGF inhibitors, and had not been treated with Avastin previously. The trial was designed to randomize 88 total patients in equal proportions to receive TRC105 and Avastin or Avastin alone with the goal of demonstrating a 100% increase in progression-free survival. However, an interim analysis performed in September 2014 concluded that the trial was unlikely to achieve the primary endpoint, and enrollment was closed following the accrual of 62 patients. Patients who were already enrolled are continuing treatment, and we expect to receive data from this trial in mid 2015

Other Phase 1 and Phase 2 Clinical Trials of TRC105 in Cancer Patients

A Phase 1, single agent, ascending dose clinical trial sponsored by NCI enrolled 21 patients with metastatic and treatment-resistant prostate cancer. The primary endpoint of the trial was to determine the recommended dose of TRC105 to be used in Phase 2 clinical trials and to assess overall safety and tolerability. Secondary endpoints included analysis of TRC105 distribution in the blood, assessment of whether antibodies were made in response to treatment with TRC105 and assessment of preliminary evidence of improved anti-tumor activity. Given the limited number of patients in this clinical trial, no statistical analyses were performed. Data reported at the annual meeting of the American Society of Clinical Oncology in June 2012 demonstrated that TRC105 was generally well tolerated at the top dose level studied of 20 mg/kg given every other week, with an adverse event profile similar to that seen in the first-in-human trial. TRC105 demonstrated evidence of anti-tumor activity, including reductions in prostate specific antigen, or PSA, and stable disease as assessed by RECIST 1.1 in ten of 16 patients with measurable soft tissue disease. A Phase 2 clinical trial of TRC105 sponsored by NCI enrolled 13 patients with advanced or metastatic bladder cancer that had progressed on prior treatment with chemotherapy. NCI has not yet reported clinical data for this trial.

A Phase 2 clinical trial sponsored by NCI enrolled 11 patients with advanced or metastatic hepatocellular carcinoma that had progressed on prior treatment with Nexavar. The primary endpoint of the trial was to determine the time to tumor progression. Data reported at the Gastrointestinal Cancer Symposium of the American Society of Clinical Oncology in January 2014 indicated TRC105 at 15 mg/kg every two weeks demonstrated anti-tumor activity in three of seven evaluable by RECIST 1.1 patients presented, including in one patient who achieved a partial response as assessed by RECIST 1.1. However, at least three of the first ten patients needed to be free of tumor progression to enroll further patients in the trial, and only two of ten patients were free of tumor progression after four months of treatment.

Our Phase 2 clinical trial in 23 patients with advanced or metastatic ovarian cancer that had progressed on prior treatment with platinum chemotherapy treated with TRC105 at 10 mg/kg every week indicated limited anti-tumor activity, as evidenced by a minor tumor reduction in one patient and tumor marker reductions in several other patients. However, no patients achieved either of the dual primary endpoints of being free of tumor progression for at least six months or achieving a partial response as assessed by RECIST 1.1. Subsequent data from a Phase 1/2 clinical trial of TRC105 in combination with Avastin suggested advanced ovarian cancer patients were more likely to benefit from the combination treatment. These data are consistent with preclinical findings indicating that inhibition of the VEGF or endoglin pathway individually is less effective than inhibition of the VEGF and endoglin pathways simultaneously. Avastin was recently approved in the United States with chemotherapy for the treatment of ovarian cancer, and we expect to develop TRC105 in combination with Avastin and chemotherapy in this indication.

Safety of TRC105 as a Single Agent and in Combination with Approved VEGF Inhibitors

In clinical trials as of December 31, 2014, TRC105 has been administered to more than 300 patients and was generally well tolerated as a single agent and in combination with VEGF inhibitors. The most commonly reported adverse events related to TRC105 therapy, either alone or in combination, include anemia, dilated small vessels in the skin and mucosal membranes (which may result in nosebleeds and bleeding of the gums), headache, fatigue and gastrointestinal and other symptoms during the initial infusion of TRC105, or infusion reaction. Infusion reactions were reduced in frequency and severity through the use of premedication. The majority of treatment-related adverse events have been mild.

Serious adverse events, or SAEs, considered at least possibly related to TRC105 treatment as a single agent included bleeding in the stomach in a patient with undiagnosed ulcer disease, anemia, headache, lung infection, skin infection, infusion reaction, abdominal pain, back pain, bone pain, heart attack and light-headedness.

SAEs considered possibly related to TRC105 observed in patients treated with TRC105 in combination with Avastin included anemia, decreased platelets, abdominal pain, constipation, nausea, infusion reaction, brain abscess, cellulitis, seizure (in a glioblastoma patient), fatal bleeding around the brain in a patient with glioblastoma who received an excess amount of medication to prevent blood clotting, headache, nosebleed, vomiting and deep vein thrombosis.

SAEs considered possibly related to TRC105 observed in hepatocellular carcinoma patients treated with TRC105 in combination with Nexavar included pancreatitis, cerebrovascular hemorrhage at a site of cerebral metastasis resulting in weakness on one side of the body in a patient with a platelet count below the normal range, fatal heart attack in a patient with significant coronary artery disease, temporary confusion in a patient with cirrhosis and elevated liver enzymes, infusion reaction and nosebleed. Each of these SAEs occurred in a single patient.

An SAE of infusion reaction and diarrhea considered possibly related to TRC105 was observed in a single renal cell carcinoma patient treated with TRC105 in combination with Inlyta. An SAE of headache considered possibly related to TRC105 was observed in a single breast cancer patient treated with TRC105 in combination with Xeloda. There have been no SAEs reported to date in soft tissue sarcoma patients considered related to TRC105 in patients treated with TRC105 in combination with Votrient.

Antibodies to TRC105 were detected in fewer than 5% of treated patients with the current anti-drug-antibody method and were not associated with specific clinical effects.

TRC105 Investigational New Drug Applications

We are evaluating TRC105 in the United States in clinical trials under two INDs, the first of which we filed with the FDA in November 2007 for the treatment of patients with advanced solid tumors, and the second of which we filed with the FDA in September 2014 for the treatment of patients with renal cell carcinoma. Subsequent amendments to the first IND have included clinical protocols to study TRC105 alone, or in combination with VEGF inhibitors, in patients with multiple tumor types. TRC105 is also being studied in the United States under three INDs sponsored by NCI to evaluate TRC105 in patients with prostate cancer, liver cancer and bladder cancer, which NCI filed in December 2009, December 2010 and August 2010, respectively, and one IND sponsored by NCI to evaluate TRC105 in patients with renal cell carcinoma and glioblastoma, which NCI filed in April 2012. The INDs filed by NCI cross reference our initial solid tumor IND.

Preclinical Studies

Anti-Endoglin Antibodies

A number of preclinical studies have demonstrated the feasibility of using anti-endoglin antibodies, both alone and in combination with VEGF inhibitors, to inhibit angiogenesis and treat tumors. These studies have also indicated that anti-endoglin antibodies and VEGF inhibitors may be more effective when used in combination than when used as single agents.

Anti-endoglin antibodies that bind to mouse endoglin have been shown to be effective anti-tumor agents in mice implanted with mouse tumor cells. An anti-endoglin antibody inhibited tumor growth of mouse liver cancer cells implanted subcutaneously and inhibited angiogenesis, as demonstrated by marked reduction in vascular density of the tumors treated with the anti-endoglin antibody. The figure on the left below shows the tumor progression in three groups of mice implanted with mouse liver cancer cells and then treated with one of anti-endoglin antibody (“Anti-mAb” in the figures below) antibody that did not bind endoglin (“Cont-Ab” in the figures below) or saline vehicle (“Cont-NS” in the figures below). Tumor growth was inhibited following treatment with the anti-endoglin antibody, and the degree of inhibition was statistically significant with a p-value of less than 0.05 at the time points indicated by “a” and with a p-value of less than 0.01 at the time points indicated by “b.” A p-value is the probability that the reported result was achieved purely by chance, such that a p-value of less than or equal to 0.05 or 0.01 means that there is a 5.0% or 1.0% or less probability, respectively, that the difference between the control group and the treatment group is purely due to chance. A p-value of 0.05 or less typically represents a statistically significant result. Furthermore, tumors treated with anti-endoglin antibody contained fewer blood vessels compared with mice treated with antibody that did not bind endoglin or with saline vehicle. As illustrated on the figure on the right below, mice treated with the anti-endoglin antibody also survived significantly longer than animals treated with antibody that did not bind endoglin or saline vehicle.

Anti-tumor activity of anti-endoglin antibody in a mouse model of liver cancer

Our collaborator at the Roswell Park Cancer Institute showed that TRC105 is a potent inhibitor of angiogenesis mediated by human endothelial cells. A mouse engrafted with human skin was employed to compensate for the fact that the mouse antibody from which TRC105 was derived, SN6j, binds human endoglin to interrupt BMP binding, but does not interrupt BMP binding to mouse endoglin. Human breast cancer cells implanted into these mice grew based on the recruitment of blood vessels of mouse and human origin. SN6j was shown to suppress the growth of human breast cancer cells established in mice at a dose of 10 mg/kg when compared to saline vehicle and was able to increase the effects of cyclophosphamide chemotherapy. SN6j completely inhibited the growth of human blood vessels when given as a single agent or when combined with chemotherapy, as shown in the figure below, which depicts the number of blood vessels per high-power field in mice treated with saline vehicle and active treatments.

Inhibition of human blood vessel angiogenesis by anti-endoglin antibody in a mouse model of human breast cancer

Our collaborator at Duke University has conducted preclinical studies on the effect of TRC105 in combination with Avastin on angiogenesis mediated by human endothelial cells. Angiogenesis was modeled using human endothelial cells, which formed visible polygons, a measure of vascular networks, in culture, as demonstrated in the figure below. TRC105 and Avastin each inhibited human endothelial cell organization into vascular networks, compared to untreated cells. However, the combination of the two agents more effectively inhibited the organization of human endothelial cells into vascular networks than either agent alone.

Inhibition of endothelial cell organization into vascular structure in the presence of TRC105 and Avastin

Quantification of the number of visible polygons, as illustrated in the table below, indicated statistically significant inhibition with a p-value of less than 0.05 using the combination of the two drugs compared to each individual drug.

Comparison of the inhibition of endothelial cell organization into vascular structures

Anti-Endoglin Antibody Drug Conjugates

Many antibodies are more potent when linked to either drugs or toxins than as unconjugated antibodies. For example, Kadcyla (trastuzumab emtansine) is an approved antibody drug conjugate of the approved unconjugated antibody Herceptin (trastuzumab) and is active in patients whose cancer progressed on prior Herceptin treatment. In addition to its potential as an unconjugated antibody, TRC105 could also be developed as an antibody drug conjugate.

Anti-endoglin antibody drug conjugates have been effective anti-tumor agents in preclinical models of human cancer in mice. MJ7/18, an antibody that binds to mouse endoglin, was conjugated to the Nigrin B toxin and dosed to mice bearing genetically identical melanoma tumors. Treatment of tumor-bearing mice with MJ7/18 or Nigrin B alone did not inhibit tumor growth compared to control animals. However, the anti-endoglin antibody drug conjugate, MJ7-Ngb immunotoxin, inhibited tumor growth and caused complete regressions of palpable tumors in several animals. Antibody drug conjugates constructed using our proprietary anti-endoglin antibodies have demonstrated antitumor activity. In the future, we may pursue development of TRC105 as an antibody drug conjugate, which would complement its use as an unconjugated antibody.

Anti-tumor activity of anti-endoglin antibody drug conjugate in a mouse model of melanoma

Role of Anti-Endoglin Antibodies in AMD Treatment

Overview of AMD

AMD is a major public health problem that has a devastating effect on patients. AMD distorts central vision, which is necessary for daily activities such as reading, face recognition, watching television and driving and can lead to loss of central vision and blindness. According to a 2010 study sponsored by AMD Alliance International, the annual direct healthcare system cost of visual impairment worldwide due to AMD was estimated at approximately $255 billion.

According to the Macular Degeneration Partnership, approximately 15 million people in the United States and 30 million people worldwide suffer from some form of AMD. There are two forms of AMD: dry AMD and wet AMD. It is reported that wet AMD represents approximately 10% of all cases of AMD, but is responsible for 90% of the severe vision loss associated with the disease. Wet AMD is the leading cause of blindness in the Western world.

In a subset of AMD patients, dry AMD progresses to wet AMD as a result of abnormal angiogenesis in the choroid layer beneath the retina, which is referred to as choroidal neovascularization, or CNV. In the context of wet AMD, CNV is associated with the accumulation of other cell types and altered tissue. The new blood vessels associated with this abnormal angiogenesis tend to be fragile and often bleed and leak fluid into the macula, the central-most portion of the retina responsible for central vision and color perception. If left untreated, the blood vessel growth and associated leakage typically lead to retinal distortion and eventual retinal scarring, with irreversible destruction of the macula and loss of vision. This visual loss occurs rapidly with a progressive course.

Currently Available Therapies for Wet AMD

The current standard of care for wet AMD is administration by intraocular injection of VEGF inhibitors as single agents. VEGF inhibitors have been reported to be effective in treating wet AMD because of their ability to inhibit the effects of abnormal angiogenesis that defines CNV. The FDA has approved the VEGF inhibitors Lucentis (ranibizumab), Eylea and Macugen (pegaptanib sodium) for the treatment of wet AMD. Lucentis is an antibody fragment derived from the same full length antibody from which Avastin was derived. In 2014, annual worldwide sales of Lucentis and Eylea for all indications totaled more than $7.0 billion. This sales number does not include Avastin, which is commonly used off-label to treat wet AMD in the United States and, to a lesser extent, in the European Union.

The availability of VEGF inhibitors has significantly improved visual outcomes for many patients with wet AMD. A retrospective study published in 2012 confirmed that the prevalence of both legal blindness and moderate visual impairment in patients two years after being diagnosed with wet AMD has decreased substantially following the introduction of VEGF inhibitor therapy. Nonetheless, the condition of many patients with wet AMD treated with VEGF inhibitors does not improve significantly and in many cases deteriorates.

VEGF inhibitors prevent VEGF from binding to its natural receptor on endothelial cells in the abnormal new blood vessels, thereby inhibiting further CNV and leakage associated with wet AMD. However, VEGF inhibitor therapy may be limited in its ability to improve CNV. Results of third-party clinical trials suggest that visual outcomes for wet AMD patients receiving treatment with a VEGF inhibitor worsen over time and are often associated with the development of subretinal fibrosis and the growth of CNV over time. Furthermore, data from clinical trials conducted by Ophthotech Corporation indicate that vision in patients with AMD can be improved by targeting complementary pathways in combination with VEGF inhibitors.

As is the case with angiogenesis that drives tumor growth, we believe that the endoglin pathway serves as an escape pathway that allows continued CNV despite inhibition of the VEGF pathway. In addition, the impact of VEGF inhibitors may be limited by the activity of pericytes, which are the cells that cover the outside of blood vessels and support and stabilize newly formed vessels. Pericytes are not targeted by VEGF inhibitor therapies, but because they express endoglin, they are an additional target for anti-endoglin antibodies such as TRC105. These facts provide the rationale for treating wet AMD with a combination of anti-endoglin antibodies and VEGF inhibitors.

TRC105 Development in AMD

Preclinical Studies of TRC105 in AMD

TRC105 was studied in vivo for its ability to inhibit angiogenesis through our collaborator at Johns Hopkins University, using a mouse model of CNV. Mice were divided into three groups that each received treatment with a different dose of TRC105, and each mouse received an intraocular injection of TRC105 in one eye and saline vehicle (“PBS Control IV” in the figures below) in the other eye. After 14 days, the area of CNV was measured by image analysis and the mean area and standard deviation were calculated. Treatment with TRC105 decreased the area of CNV as measured in square millimeters (“Area of Choroidal NV (mm2)” in the figures below) in mice as illustrated in the figure below. The inhibitory effect of TRC105 on CNV was dose dependent, and statistically significant at each TRC105 dose level as evidenced by a p-value of less than 0.05, and the highest dose administered (5 mg/mL) inhibited CNV by over 50% versus saline vehicle.

Dose dependent inhibition of CNV with TRC105 in a mouse model of wet AMD

Notably, the highest concentration of TRC105 used in this experiment was 5% of the concentration that we have developed for clinical trials of TRC105 in wet AMD patients.

DE-122 for Wet AMD

Our anti-endoglin antibodies for ophthalmology indications are being developed in collaboration with Santen. We have produced formulations of TRC105 for development in ophthalmology, and Santen is developing TRC105 under the name DE-122. Prior to initiating clinical trials of DE-122 in the U.S., Santen will need to file an IND. We expect that Santen will initiate clinical trials of DE-122 in wet AMD patients in 2015, and that these early clinical trials will include testing of TRC105 in combination with a VEGF inhibitor.

Role of Anti-Endoglin Antibodies in Fibrotic Disease Treatment

Overview of Fibrosis

Fibrosis is a condition characterized by the harmful buildup of excessive fibrous tissue leading to scarring and ultimately organ failure. It is caused by the abnormal secretion of fibrous proteins, including collagen, by fibroblasts, which are cells that are present in all skin and connective tissue. As a result, fibrosis can affect almost any organ. Endoglin is expressed on fibroblasts, and its expression may be important to cell function. Increased endoglin expression has been demonstrated on fibroblasts from patients with heart failure and may play a role in the development of cardiac fibrosis as well as fibrotic diseases involving other organs. Examples of fibrotic diseases that may be initial target indications for TRC205 include NASH and IPF.

NASH is a common and serious chronic liver disease caused by excessive fat accumulation in the liver, or steatosis, which induces inflammation and may lead to progressive fibrosis and cirrhosis, followed by eventual liver failure and death. NASH is considered to be the second leading cause of hepatocellular carcinoma, and its prevalence is increasing. NASH is believed to be one of the most common chronic liver diseases worldwide, with an estimated prevalence of 2% to 5% of the general adult population in the United States, and an estimated prevalence of 2% to 3% in Europe and other developed countries. There are currently no therapeutic products approved for the treatment of NASH. Current treatment options are limited to off-label therapies. Given the lack of available treatment options, we believe that there is a significant unmet need for a novel therapy for NASH, particularly in those patients with advanced fibrosis and cirrhosis.

IPF is a disease characterized by progressive fibrosis of the lungs, which leads to their deterioration and destruction. The cause of IPF is unknown. Research suggests that there are between 40,000 and 80,000 diagnosed cases of IPF in the United States, with similar prevalence in the European Union. Esbriet (pirfenidone) is approved for the treatment of mild to moderate IPF in the United States, the European Union and other countries. OFEV (nintedanib) has been approved for the treatment of IPF in the United States and has been submitted for regulatory approval in the European Union.

The Role of Endoglin in Fibrosis

Preclinical and clinical data from Tufts Medical Center identified increased endoglin expression on fibroblasts in the left ventricle of patients with heart failure and demonstrated that inhibiting endoglin limits TGF-β signaling and production of fibrotic proteins by human cardiac fibroblasts. Inhibiting endoglin function decreased cardiac fibrosis, preserved left ventricular function, and improved survival in mouse models of heart failure. In the figure below, wild-type mice (“WT” in the figure below) that contain both copies of the endoglin gene develop fibrosis, as evidenced by collagen deposition darkly stained in the figure below, at four and ten weeks following the induction of heart failure. However, in endoglin deficient mice fibrosis is decreased at four and ten weeks, as evidenced by the lack of dark stain (“Eng +/-” in the figure below). Survival also improved in endoglin-deficient mice. Studies using TRC105 demonstrated that TRC105 reversed cardiac fibrosis in mouse models. These data were published in Circulation and the Journal of the American Heart Association. Subsequent preclinical research in mouse models indicated that antibodies to endoglin inhibit cardiac and liver fibrosis. Although initial findings indicate endoglin’s importance in cardiac and liver fibrosis, we believe these findings may be applicable to multiple fibrotic diseases, including NASH, IPF and myelofibrosis, given that endoglin is expressed on fibroblasts, a cell that is critical to the process of fibrosis in the heart, lung, liver and other organs.

Cardiac Fibrosis in Wild-Type Mice and Endoglin-Deficient Mice

TRC205 and TRC105 Development in Fibrotic Diseases

We may develop TRC105 in myelofibrosis, a hematologic malignancy characterized by fibrosis in the bone marrow that results in decreased production of red blood cells, white blood cells and platelets. We also are using our knowledge of the endoglin pathway to design and evaluate a fully humanized and deimmunized anti-endoglin antibody called TRC205. We have cloned this antibody and demonstrated high affinity binding to human endoglin. We expect to execute a contract with a third-party manufacturer to prepare production-grade cell lines for the manufacture of TRC205 in accordance with current good manufacturing practice, or cGMP. We also expect to file an IND to begin clinical development of TRC205 in non-malignant fibrotic diseases in 2016.

Overview of Base Excision Repair and the Mechanism of Action of TRC102

Base-excision repair, or BER, is a complex and fundamental cellular process used by cancer cells to repair the DNA damage caused by chemotherapeutics, especially the classes of chemotherapeutics known as alkylating agents, including Temodar, dacarbazine and bis-dichloroethyl-nitrosourea, or BCNU, and anti-metabolite agents, including Fludara and Alimta. The process of BER removes DNA bases damaged by chemotherapy, resulting in the formation of gaps in the DNA strand called apurinic and apyrimidinic, or AP, sites. The appropriate base is then inserted in this gap to restore the proper tumor DNA sequence. By this process, cancer cells can circumvent the anti-tumor effects of chemotherapy.

Inhibition of BER has been proposed as a way to improve the efficacy of chemotherapeutics; however, to our knowledge, no inhibitors of BER have yet been tested in clinical trials. We are developing TRC102 (methoxyamine hydrochloride) to reverse resistance to specific chemotherapeutics by inhibiting BER. TRC102 interrupts BER by rapidly and covalently binding within AP sites, converting the AP site to a substrate for the enzyme topoisomerase II, which cleaves TRC102-bound DNA, resulting in an accumulation of DNA strand breaks that trigger cellular apoptosis, or programmed cell death, as illustrated in the figure below:

TRC102 binding results in apoptosis

The induction of apoptosis by TRC102 is relatively selective for cancer cells, which typically overexpress topoisomerase II. In nonmalignant cells with low topoisomerase II expression, TRC102-bound DNA is excised and replaced by a separate DNA repair system.

TRC102 Development in Oncology

TRC102 is being developed to reverse resistance to Temodar, an alkylating chemotherapeutic, as well as to Alimta and Fludara, two antimetabolite chemotherapeutics. We consider it advantageous to combine TRC102 with Alimta because Alimta is already approved in one large market indication (lung cancer) and one orphan drug indication (mesothelioma). Temodar is an approved chemotherapeutic used as a standard of care agent to treat glioblastoma, and Fludara is an approved chemotherapeutic used as a standard of care agent to treat lymphoma and leukemia. We have completed a Phase 1 clinical trial of oral TRC102 given with Alimta, and Phase 1 clinical trials of intravenous TRC102 with Temodar and with Fludara are ongoing through our collaborator, Case Western. We are also collaborating with NCI in the development of TRC102, and NCI is studying oral TRC102 with Temodar in a Phase 1 clinical trial in cancer patients who do not have brain metastases. We also expect that NCI will initiate a Phase 1/2 clinical trial of TRC102 with Temodar in glioblastoma, a Phase 1 clinical trial of TRC102 with Alimta and cisplatin in mesothelioma, a Phase 2 clinical trial of TRC102 with Alimta in patients with lung cancer, and a Phase 1 clinical trial of TRC102 with Alimta, cisplatin and radiation therapy in patients with lung cancer. If Phase 2 data indicates activity of TRC102 with Temodar, we believe these data would support the initiation of a Phase 3 clinical trial with the goal of approving TRC102 with Temodar for treatment of glioblastoma. If Phase 2 data indicate activity of TRC102 with Alimta or other antimetabolite chemotherapeutics, we believe these data would support the initiation of Phase 3 clinical trials with the goal of approving TRC102 for treatment with Alimta or other approved antimetabolite chemotherapeutics. We expect to fund Phase 3 clinical trials, if merited by Phase 2 data.

We filed an IND for TRC102 in March 2008, Case Western filed an IND for TRC102 in March 2006, and NCI filed an IND for TRC102 in March 2013, all for the treatment of patients with advanced solid tumors. The IND filed by NCI cross references our IND.

Completed Phase 1 Clinical Trial

We completed a Phase 1 ascending dose clinical trial evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and anti-tumor activity of TRC102 given with Alimta in patients with advanced solid tumors. The primary endpoint of the trial was to determine the recommended dose of TRC102 to be used in combination with Alimta for Phase 2 clinical trials and to assess overall safety and tolerability of the combination. Secondary endpoints included analysis of TRC102 distribution in the blood, assessment of whether TRC102 inhibited BER and assessment of preliminary evidence of improved anti-tumor activity when TRC102 was combined with Alimta.

Given the limited number of patients in this clinical trial, no statistical analyses were performed. Twenty-eight patients were treated with escalating doses of TRC102 until cancer progression or unacceptable toxicity using a standard dose escalation design at dose levels of 15, 30, 60 and 100 mg/m2 given once daily for four days of recurring three-week cycles with the approved dose of Alimta given every three weeks. The maximum tolerated dose was exceeded at the top dose of 100 mg/m2 given once daily due to anemia, as predicted by preclinical studies. Anemia was the only dose limiting toxicity reported and was not accompanied by significant low platelet count or low white blood cell count, and was reversible and manageable with standard supportive measures. The 30 mg/m2 daily TRC102 dose level was generally well tolerated and achieved target TRC102 levels in the blood and inhibited BER as expected in the peripheral blood cells of cancer patients. In addition, Alimta exposure analyzed following dosing with the co-administration of TRC102 was similar to published Alimta exposures, indicating that TRC102 did not affect the clearance of Alimta.

All 28 patients had RECIST-defined measurable disease, and 25 underwent at least one response assessment. Fifteen patients had a best response of stable disease or better lasting for three or more cycles, including a 61-year-old woman with metastatic salivary gland cancer treated previously with Erbitux, Taxotere (docetaxel) and carboplatin, whose tumor expressed high levels of a marker associated with resistance to Alimta. This patient had a partial response as assessed by RECIST 1.1 and remained in our clinical trial without cancer progression for 14 months. In addition, 14 patients had stable disease for three or more cycles including patients with squamous cell lung cancer (three patients), epithelial ovarian cancer (three patients), colorectal cancer (two patients), non-squamous non-small cell lung cancer (one patient), pancreatic cancer (one patient), prostate cancer (one patient), endometrial cancer (one patient), head and neck cancer (one patient) and breast cancer (one patient). These data were published in Investigational New Drugs in 2012.

Ongoing Clinical Trials of TRC102

As of April 2012, Case Western had dosed 23 cancer patients in a Phase 1 clinical trial combining TRC102 as an IV formulation with Temodar, which is expected to enroll approximately 50 patients. Interim data presented at the annual meeting of the American Association for Cancer Research in 2012 indicated TRC102 was well tolerated with Temodar and inhibited BER as expected in the peripheral blood cells of cancer patients, and patients achieved stable disease as assessed by RECIST 1.1 for up to 11 months. Case Western is also enrolling cancer patients in a Phase 1 clinical trial combining TRC102 as an IV formulation with Fludara, which has enrolled 20 patients and which was presented at the annual meeting of the American Society of Hematology in San Francisco in December 2014. The presentation concluded that the combination of Fludara and TRC102 was well tolerated and resulted in partial response and stable disease by RECIST 1.1 in patients treated previously with Fludara. Further, the combination of Fludara and TRC102 caused DNA damage that was consistent with the expected activity of the combination of the two drugs.

NCI has initiated a Phase 1 clinical trial of oral TRC102 with Temodar in cancer patients who do not have brain metastases. NCI has also selected cooperative groups or academic medical centers to study TRC102 with Temodar in brain cancer patients in a Phase 1/2 clinical trial through the American Brain Tumor Consortium, to study TRC102 with Alimta and cisplatin in patients with mesothelioma in a Phase 1 clinical trial through the California Cancer Consortium, to study TRC102 with Alimta in patients with lung cancer in another Phase 2 clinical trial through the California Cancer Consortium and to study TCR102 with Alimta, cisplatin and radiation therapy in lung cancer in a Phase 1 clinical trial through Case Western.

Preclinical Studies

Preclinical studies conducted by Case Western demonstrated that increased DNA strand breaks occurred in cells exposed to BCNU in combination with TRC102 versus cells exposed to BCNU alone. These results suggest that a significant increase in DNA damage occurs when an alkylating agent is combined with TRC102. TRC102 also reversed resistance of colorectal cancer cells to BCNU in vivo. Four human colorectal cancer cell lines were grown as tumors in mice and then exposed to TRC102 and BCNU. While all cell lines were insensitive to BCNU alone, the combined administration of TRC102 and BCNU resulted in significant growth inhibition in all tested human tumors grown in mice.

TRC102 also increased the anti-tumor effect of another alkylating chemotherapeutic, Temodar. Tumor regression was noted when mice were treated with a combination of Temodar and TRC102. In comparison, each agent alone either had no effect or delayed tumor growth but did not produce regression. Moreover, although TRC102 was able to improve the efficacy of Temodar, there was no additional toxicity compared to animals treated with Temodar alone as assessed by body weight and complete blood counts. Tumor apoptosis in this mouse experiment occurred in a dose- and time-dependent manner after treatment with TRC102 and Temodar. Additional preclinical studies indicate that TRC102 increased the efficacy of the combination of Temodar and a poly ADP-ribose polymerase, or PARP, inhibitor. These data suggest that the inhibition of BER by TRC102 increases the sensitivity of tumor cells to the effects of alkylating agents such as Temodar and BCNU. TRC102’s lack of toxicity provides an excellent opportunity to increase the therapeutic effects of alkylating agents while avoiding the toxicities of combination therapies with cytotoxic agents. We believe this approach may benefit patients whose therapy requires the use of alkylating agents for treatment, including patients with breast, brain and urinary tract cancers, as well as hematologic cancers such as myeloma and lymphoma.

Further data from preclinical studies combining TRC102 with Fludara and Alimta indicated that TRC102 similarly increased the efficacy of a second class of chemotherapeutics known as anti-metabolites. DNA damage caused by the anti-metabolite Fludara is repaired by BER. As with alkylating chemotherapeutics, TRC102 increased the number of DNA strand breaks caused by Fludara, leading to increased apoptosis. The addition of TRC102 also increased the anti-tumor activity of Fludara in a study using human colon cancer cells grown in mice. Similar studies were conducted with Alimta, another anti-metabolite agent. Alimta treatment induced BER in cancer cells, as evidenced by the generation of large numbers of AP sites. Treatment with Alimta in combination with TRC102 increased the number of DNA strand breaks relative to treatment with Alimta alone. TRC102 also reversed resistance to Alimta in human lung cancer cells grown in mice.

Clinical and Regulatory Efficiencies

Our clinical operations and regulatory affairs groups are responsible for significant aspects of our clinical trials, including site selection, site qualification, site initiation, site monitoring, maintenance of the trial master file, regulatory compliance, drug distribution management, contracting and budgeting, database management, edit checks, query resolution, and clinical study report preparation. The use of this internal resource eliminates the cost associated with hiring CROs to manage clinical, regulatory and database aspects of the Phase 1 and Phase 2 clinical trials that we sponsor in the United States. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which expedites patient enrollment and access to patient data compared to a CRO-managed model, and we plan to leverage this capital efficient model for future product development.

We have also been able to advance clinical development of TRC105 and TRC102 in a capital-efficient manner through our collaboration with NCI. Both of our clinical stage assets, TRC105 and TRC102, have been selected by NCI for funding of Phase 1 and Phase 2 development. This highly competitive program is designed to accelerate the development of promising oncology drugs that target novel anti-cancer pathways. Genentech Inc. collaborated with NCI to accelerate the development of Avastin. Notably, Phase 3 clinical trials of Avastin (in lung cancer, breast cancer, and renal cell carcinoma) were conducted through NCI, and data from these Phase 3 clinical trials were important elements of the supplemental Biologics License Applications, or BLAs, submitted by Genentech that resulted in the approval of Avastin in these indications. Phase 2 clinical trials of both TRC102 and TRC105 are being performed in collaboration with NCI. If merited by Phase 2 data, we expect to fund initial Phase 3 clinical trials of TRC105 and TRC102, and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI will sponsor Phase 3 clinical trials in additional indications.

Collaboration and License Agreements

License Agreement with Santen

In March 2014, we entered into a license agreement with Santen, under which we granted Santen an exclusive, worldwide license to certain patents, information and know-how related to TRC105, or the TRC105 Technology. Under the agreement, Santen is permitted to use, develop, manufacture and commercialize TRC105 products for ophthalmology indications, excluding systemic treatment of ocular tumors. Santen also has the right to grant sublicenses to affiliates and third party collaborators, provided such sublicenses are consistent with the terms of our agreement. In the event Santen sublicenses any of its rights under the agreement relating to the TRC105 Technology, Santen will be obligated to pay us a portion of any upfront and certain milestone payments received under such sublicense.

Santen has sole responsibility for funding, developing, seeking regulatory approval for and commercializing TRC105 products in the field of ophthalmology. In the event that Santen fails to meet certain commercial diligence obligations, we will have the option to co-promote TRC105 products in the field of ophthalmology in the United States with Santen. If we exercise this option, we will pay Santen a percentage of certain development expenses, and we will receive a percentage of profits from sales of the licensed products in the ophthalmology field in the United States, but will not also receive royalties on such sales.

We will own any and all discoveries and inventions made solely by us under the agreement, and Santen will own any and all discoveries and inventions made solely by Santen under the agreement. We will jointly own discoveries and inventions made jointly by us and Santen. We have the first right, but not the obligation, to enforce the patents licensed to Santen under the agreement, and Santen has the first right, but not the obligation, to enforce the patents it controls that are related to TRC105 and the patents owned jointly by us and Santen. Subject to certain limitations, if the party with the first right to enforce a patent fails to timely do so, the other party will have the right to enforce such patent.

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

Santen may unilaterally terminate this agreement in its entirety, or on a country-by-country basis, for any reason or for no reason upon at least 90 days’ notice to us (or 30 days’ notice if after a change in control). Either party may terminate the agreement in the event of the other party’s bankruptcy or dissolution or for the other party’s material breach of the agreement that remains uncured 90 days (or 30 days with respect to a payment breach) after receiving notice from the non-breaching party. Unless earlier terminated, the agreement continues in effect until the termination of Santen’s payment obligations.

License Agreement with Roswell Park Cancer Institute and Health Research Inc.

In November 2005, we entered into a license agreement with Health Research Inc. and Roswell Park Cancer Institute, referred to collectively as RPCI. The agreement was amended in November 2009, February 2010 and September 2014. Under the agreement, we obtained an exclusive, worldwide license to certain patents and other intellectual property rights controlled by RPCI related to anti-endoglin antibodies, including TRC105, and their therapeutic uses, which we refer to as the RPCI Technology, and a non-exclusive, worldwide license to certain know-how controlled by RPCI related to the RPCI Technology. Under the agreement, we are permitted to use, manufacture, develop and commercialize products utilizing the RPCI Technology in all fields of use. In addition, we are permitted to sublicense our rights under the agreement to third parties.

Under the agreement, we are responsible for development and commercialization activities for products utilizing the RPCI Technology, and we are obligated to use all commercially reasonable efforts to bring a product utilizing the RPCI Technology to market timely and efficiently.

In consideration of the rights granted to us under the agreement, we paid a one-time upfront fee to RPCI. In addition, we may be required to pay up to an aggregate of approximately $6.4 million upon the achievement of certain milestones for products utilizing the RPCI Technology, including TRC105, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. Pursuant to the amendment entered into in November 2009, we may also be required to pay up to an aggregate of approximately $6.4 million upon the achievement of certain milestones for products utilizing a patent owned by us covering humanized anti-endoglin antibodies, including TRC205, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. Upon commercialization, we will be required to pay RPCI mid single-digit royalties based on net sales of products utilizing the RPCI Technology in each calendar quarter, subject to adjustments in certain circumstances. In addition, pursuant to the amendment entered into in November 2009, we will be required to pay RPCI low single-digit royalties based on net sales in each calendar quarter of products utilizing our patent covering humanized anti-endoglin antibodies. Our royalty obligations continue until the expiration of the last valid claim in a patent subject to the agreement, which we expect to occur in 2029, based on the patents currently subject to the agreement.

We may unilaterally terminate this agreement in whole or in part, for any reason or no reason, upon at least 60 days’ notice to RPCI. RPCI may terminate the agreement if we fail to pay any amount due under the agreement or materially breach the agreement and the breach remains uncured 90 days after receiving notice. In the event of our bankruptcy, the agreement will automatically terminate. Unless otherwise terminated, the agreement will remain in effect on a country-by-country basis until the expiration of the last valid claim under the patents subject to the agreement.

License Agreement with Case Western

In August 2006, we entered into a license agreement with Case Western, under which we obtained an exclusive, worldwide license to certain patents, know-how and other intellectual property controlled by Case Western related to methoxyamine, which we refer to as the TRC102 Technology. Under the agreement, we have the right to use, manufacture and commercialize products utilizing the TRC102 Technology for all mammalian therapeutic uses, and to sublicense these rights.

Under the agreement, we are generally obligated to use our best efforts to commercialize the TRC102 Technology as soon as possible. We are also required to meet specified diligence milestones, and if we fail to do so and do not cure such failure, Case Western may convert our license into a non-exclusive license or terminate the agreement.

In consideration of the rights granted to us under the agreement, we paid a one-time upfront fee to Case Western. In addition, we may be required to pay up to an aggregate of approximately $9.8 million in milestone payments, of which $650,000 relates to the initiation of certain development activities and approximately $9.1 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals. If products utilizing the TRC102 Technology are successfully commercialized, we will be required to pay Case Western a single-digit royalty on net sales, subject to adjustments in certain circumstances. Beginning on the earlier of a specified number of years from the effective date of the agreement and the anniversary of the effective date following the occurrence of a specified event, we will be required to make a minimum annual royalty payment of $75,000, which will be credited against our royalty obligations. In the event we sublicense any of our rights under the agreement relating to the TRC102 Technology, we will be obligated to pay Case Western a portion of certain fees we may receive under the sublicense. Our royalty obligations will continue on a country-by-country basis through the later of the expiration of the last valid claim under the TRC102 Technology or 14 years after the first commercial sale of a product utilizing the TRC102 Technology in a given country.

We may unilaterally terminate this agreement in its entirety, for any reason or for no reason, upon at least 30 days’ notice to Case Western. If we do so, we will be required to pay Case Western a termination fee. If we fail to pay any amount required under the agreement and do not cure the default within 90 days of receiving notice, Case Western will have to right to convert our exclusive license to a non-exclusive license or to terminate the agreement entirely. Either party may terminate the agreement in the event of the other party’s material breach of the agreement that remains uncured 60 days after receiving notice of the breach.

License Agreement with Lonza Sales AG

In June 2009, we entered into a license agreement with Lonza Sales AG, or Lonza, under which we obtained a world-wide non-exclusive license to Lonza’s glutamine synthetase gene expression system consisting of cell lines into which TRC105 may be transfected and corresponding patents and applications, which we refer to as the Lonza Technology. Under the agreement, we are permitted to use, develop, manufacture and commercialize TRC105 obtained through use of the Lonza Technology.

In consideration for the rights granted to us under the agreement, we are required to pay Lonza a low single-digit percentage royalty on the net selling price of TRC105 product manufactured by Lonza. In the event that we or a strategic partner or collaborator manufactures the product, we will be required to pay Lonza an annual lump sum payment of £75,000, along with a low single-digit percentage royalty on the net selling price of the manufactured TRC105 product. In the event that we sublicense our manufacturing rights under the agreement (other than to a strategic partner or collaborator), we will be obligated to pay Lonza an annual lump sum payment of £300,000 per sublicense, along with a low single-digit percentage royalty on the net selling price of the manufactured TRC105 product. If, on a country-by-country basis, the manufacture or sale of the TRC105 product is not protected by a valid claim in a licensed patent, our royalty obligations in such country will decrease and will expire 12 years after the first commercial sale of the product.

We may unilaterally terminate this agreement for any reason upon at least 60 days’ written notice to Lonza. Either party may terminate the agreement by written notice if the other party commits a breach and, if the breach is curable, does not cure the breach within 30 days of receiving notice from the non-breaching party. In addition, either party may terminate the agreement with written notice in the event of the other party’s liquidation or appointment of a receiver. Unless earlier terminated, the agreement continues in effect until the later of the expiration of the last valid claim in a licensed patent or for so long as the know-how subject to the agreement is identified and remains secret and substantial.

Cooperative Research and Development Agreements with NCI

We are a party to three Cooperative Research and Development Agreements, or CRADAs, with the U.S. Department of Health and Human Services, as represented by NCI, for the development of TRC105 and TRC102 for the treatment of cancer. We entered into the two CRADAs governing the development of TRC105 in December 2010, or the 2010 CRADA, and January 2011, or the 2011 CRADA, respectively. The 2011 CRADA was amended in March 2013. The 2010 CRADA is with the Division of Cancer Treatment and Diagnosis of NCI, and the 2011 CRADA is with NCI’s Center for Cancer Research. We entered into the CRADA governing the development of TRC102 in August 2012.

Under the CRADAs, NCI conducts clinical trials and non-clinical studies of either TRC105 or TRC102. We are responsible for supplying TRC105 for NCI’s activities under the TRC105 CRADAs.

Pursuant to the terms of the 2010 CRADA, we are required to pay NCI $20,000 per clinical trial per year as well as expenses incurred by NCI in connection with carrying out its responsibilities under the 2010 CRADA, up to an aggregate maximum of $500,000 per year, as well as up to $5,000 per year for personnel-related expenses. At our discretion, we may also provide additional funding to support assays and other studies. In addition, we made a one-time payment of $20,000 to support regulatory filings. Under the 2011 CRADA, we are required to pay NCI $5,000 per year for support for its research activities, as well as up to $5,000 per year for personnel-related expenses. We may also provide funding for mutually agreed upon animal studies. Under the TRC102 CRADA, we are required to pay NCI $20,000 per year per Phase 1 clinical trial and $25,000 per year per Phase 2 clinical trial, as well as expenses incurred by NCI in connection with carrying out its responsibilities under the TRC102 CRADA, up to an aggregate maximum per year of $200,000. We may also provide funding to support assays and other studies, and if NCI supplies TRC102 for additional mutually approved clinical trials beyond the planned trials, we will reimburse NCI for costs associated with manufacturing TRC102. In addition, we made a one-time payment of $20,000 for the initial IND filing and may be required to make additional one-time payments of $10,000 each for additional IND filings. Funding for clinical trials beyond those contemplated by the 2010 CRADA or the TRC102 CRADA will be determined in an amendment to the applicable CRADA. We have incurred an aggregate of $80,000 and $86,666 in annual clinical support payments under the CRADAs for the years ended December 31, 2014 and 2013, respectively.

Under each CRADA, each party individually owns all inventions, data and materials produced solely by its employees in the course of performing research activities pursuant to the CRADA. The parties jointly own any inventions and materials that are jointly produced by employees of both parties. Subject to certain conditions, we have the option under each CRADA to negotiate commercialization licenses from the government to intellectual property conceived or first reduced to practice in performance of the CRADA research plan that was developed solely by NCI employees or jointly by us and NCI employees.

Each CRADA has a five-year term, with the 2010 CRADA and the 2011 CRADA expiring on December 22, 2015 and January 28, 2016, respectively, and the TRC102 CRADA expiring on August 7, 2017. Each CRADA may be terminated at any time by mutual written consent, and we or NCI may unilaterally terminate any of the CRADAs for any reason or no reason by providing written notice at least 60 days before the desired termination date.

Sponsored Research Agreement with Tufts Medical Center, Inc.

In December 2014, we entered into a Sponsored Research Agreement with Tufts Medical Center, Inc., or Tufts MC, pursuant to which Tufts MC will conduct and we will fund a pre-clinical study of TRC105 in cardiac fibrosis.

In addition, we and Tufts MC have agreed on terms under which we could obtain an exclusive worldwide license to certain of Tufts MC’s pre-existing intellectual property related to the treatment of cardiac fibrosis by targeting the endoglin pathway, as well as any new intellectual property generated from the pre-clinical research that we designate.

We and Tufts MC agreed to negotiate the license in good faith for a period of time following the completion of the pre-clinical research according to certain pre-established terms which include an up-front license fee payable to Tufts on the effective date of the license agreement, an annual license maintenance fee payable until the first licensed product is commercialized and reimbursement by us of Tufts MC’s fees and expenses associated with prosecuting and maintaining licensed intellectual property. The license agreement would also require us to expend specified minimum amounts on development and commercialization during the first four years and to achieve certain development events within prescribed timeframes. We and Tufts MC also agreed that the license agreement would contain an obligation that we pay milestone payments totaling approximately $7.8 million to Tufts MC upon the achievement of certain development and sales milestones. We would also be obligated to pay a lower milestone payment with respect to each additional licensed product that achieves regulatory approval after the first licensed product. In addition, we would be required to pay Tufts MC a low single-digit royalty on net sales, with a minimum annual royalty payment starting after the first commercial sale under the license agreement, which would be credited against our royalty obligations. In the event that we sublicense our rights under the license agreement, we would be required to pay Tufts MC a low single-digit or mid teens percentage of revenues received, depending on when the sublicense occurred. We would also be required to make a one-time payment to Tufts MC in the event that we undergo a change of control during term of the license agreement. Our royalty obligations would continue on a country-by-country basis through the last valid claim covering the licensed product or 10 years after the first commercial sale of a licensed product in such country, depending on whether the product was covered by a patent licensed under the agreement. It is possible that we and Tufts MC will not enter into a license agreement despite our mutual obligation to negotiate in good faith or that any license agreement would contain terms different than the pre-established terms described in the Sponsored Research Agreement.

Tufts MC may terminate the Sponsored Research Agreement, as well as any licenses or options granted to us thereunder, if we commit a breach and fail to cure the breach within 30 days of receiving written notice from Tufts MC. We may terminate the agreement upon written notice to Tufts MC if Tufts MC commits a breach and fails to cure the breach within 30 days of receiving written notice from us. We may also terminate the agreement upon 30 days written notice if the principal investigator is unavailable or unable to continue the research for over 90 days, and Tufts MC does not nominate a satisfactory replacement. Unless earlier terminated, the Sponsored Research Agreement continues for 30 days after the principal investigator’s delivery of a written final report summarizing the results of the pre-clinical research specified in the Sponsored Research Agreement.

Manufacturing

We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage, distribution or testing. We therefore rely on various third-party manufacturers for the production of our product candidates. TRC105 drug substance for our preclinical studies, Phase 1 clinical trials and Phase 2 clinical trials is manufactured by Lonza, a contract manufacturer that also manufactures approved biologic cancer treatments marketed by other companies and is compliant to U.S. and European regulatory standards.

TRC105 drug substance is produced by Chinese hamster ovary, or CHO, cells developed at Lonza and manufactured using Lonza’s proprietary manufacturing and purification processes. Lonza has capabilities to manufacture monoclonal antibodies and other protein therapeutics at the large scale needed for commercialization. We are currently working with Lonza to scale the process to a level that will support commercialization.

TRC105 drug product is produced by an FDA-registered contract manufacturer. Drug product is filter-sterilized and aseptically filled into single-use pharmaceutical grade vials and stoppered using an automated filling machine. The final drug product is stored refrigerated until used.

TRC102 drug substance is manufactured through a standard chemical synthesis and may be obtained from multiple manufacturers.

TRC205 is currently produced at research scale using standard antibody production methods. We expect to contract with a third-party manufacturer to prepare production-grade cell lines for the cGMP manufacture of TRC205 prior to initiating clinical trials.

Competition

The development and commercialization of new drugs is highly competitive, and we and our collaborators face competition with respect to each of our product candidates in their target indications. Many of the entities developing and marketing potentially competing products have significantly greater financial, technical and human resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer side effects, are more convenient or are less expensive than any products that we may develop.

If our product candidates are approved, they will compete with currently marketed drugs and therapies used for treatment of the following indications, and potentially with drug candidates currently in development for the same indications.

The key competitive factors affecting the success of any approved product will include its efficacy, safety profile, price, method of administration and level of promotional activity.

Oncology Therapies

We are developing TRC105 to be used in combination with VEGF inhibitors for the treatment of cancer. If TRC105 is approved, it could compete with other non-VEGF angiogenesis inhibitors in development, including some that also target the endoglin pathway and have the potential to be combined with VEGF inhibitors or used independently of VEGF inhibitors to inhibit angiogenesis. Acceleron Pharma Inc., Amgen, Inc., MedImmune LLC, OncoMed Pharmaceuticals Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc. and Roche AG are each developing non-VEGF angiogenesis inhibitors, which are in various phases of clinical development. Pfizer’s product candidate targets the endoglin co-receptor ALK1 and is in a Phase 1b clinical trial in combination with Stivarga in patients with hepatocellular carcinoma. Acceleron’s product candidate targets the endoglin ligand BMP and is in a Phase 2b clinical trial in combination with Inlyta in patients with renal cell carcinoma and a Phase 1b clinical trial in combination with Nexavar in patients with hepatocellular carcinoma.

We are developing TRC102 to be used in combination with alkylating chemotherapeutics (including Temodar) and antimetabolite chemotherapeutics (including Alimta and Fludara) for the treatment of cancer. If TRC102 is approved, it could compete with other inhibitors of DNA repair. Tesaro, Inc. and AbbVie Inc. are each developing inhibitors of DNA repair that work by a mechanism of action that is distinct from that of TRC102. In addition to the therapies mentioned above, there are many generic chemotherapeutics and other regimens commonly used to treat various types of cancer, including soft tissue sarcoma and glioblastoma.

AMD Therapies

Our partner Santen is developing DE-122 for the treatment of AMD and other eye diseases. If DE-122 is approved in combination with a VEGF inhibitor it could compete with product candidates currently in clinical development that inhibit the function of PDGF or inhibit the function of both VEGF and PDGF, of which Ophthotech Corporation’s anti-PDGF agent, Fovista, currently in Phase 3 clinical development in combination with Lucentis, is the most advanced. If DE-122 is approved as a single agent, it would compete with currently marketed VEGF inhibitors, including Avastin and Lucentis (marketed by Genentech in the United States), and Eylea

(marketed by Regeneron in the United States), which are well established therapies and are widely accepted by physicians, patients and third-party payors as the standard of care for the treatment of AMD. In addition, DE-122 could face competition from other VEGF inhibitors in development, such as Allergan’s VEGF inhibitor, DARPin, which is in Phase 2 clinical development for administration in a single intraocular injection.

Fibrotic Disease Therapies

If TRC205 is approved for the treatment of diseases characterized by fibrosis, including NASH and IPF, we anticipate that TRC205 could compete with other therapies being developed for the same or similar indications. In addition, TRC205 would compete with therapies currently used off-label to treat fibrotic diseases.

NASH

There are currently no therapeutic products approved by the FDA for the treatment of NASH. Several marketed therapeutics are currently used off- label for this indication, such as insulin sensitizers (including metformin), antihyperlipidemic agents (including gemfibrozil), pentoxifylline and Ursodeoxycholic acid (ursodiol), but they have not been proven effective in the treatment of NASH. We are aware of several companies that have product candidates in Phase 2 clinical development for the treatment of NASH, including Conatus Pharmaceuticals Inc., Galmed Medical Research Ltd., Genfit Corp., Gilead Sciences, Inc., Immuron Ltd., Intercept Pharmaceuticals, Inc., Shire plc, Mochida Pharmaceutical Co., Ltd., NasVax Ltd., Raptor Pharmaceutical Corp. and Takeda Pharmaceutical Company Limited, and there are other companies with candidates in earlier stage programs.

IPF

Esbriet, which is marketed by InterMune, Inc., is approved for the treatment of mild to moderate IPF in the United States, the European Union and other countries. OFEV, which is marketed by Boehringer Ingelheim, is approved for the treatment of IPF in the United States and has been submitted for regulatory approval in the European Union. There are at least eight product candidates in various stages of Phase 2 development being pursued by Biogen Idec., Bristol-Myers Squibb, Celgene Corporation, Fibrogen, Inc., Gilead, Janssen Pharmaceuticals Inc., Novartis AG and Sanofi S.A.

Commercialization

We hold worldwide commercialization rights for our oncology product candidates, TRC105 and TRC102, as well as for our fibrotic disease product candidate TRC205, while Santen holds worldwide commercialization rights for our anti-endoglin antibodies, including TRC105, in the field of ophthalmology. If TRC105 or TRC102 is approved in oncology indications, our plan is to build an oncology-focused specialty sales force in North America to support their commercialization and seek a partner to support commercialization outside of North America. We believe that a specialty sales force will be sufficient to target key prescribing physicians in oncology. We currently do not have any sales or marketing capabilities or experience. We plan to establish the required capabilities within an appropriate time frame ahead of any product approval and commercialization to support a product launch.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our protein therapeutics, novel biological discoveries, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Additionally, we expect to benefit from a variety of statutory frameworks in the United States, Europe, Japan and other countries that relate to the regulation of biosimilar molecules and orphan drug status. These statutory frameworks provide periods of non-patent-based exclusivity for qualifying molecules. See “—Government Regulation.”

Our patenting strategy is focused on our protein therapeutics. We seek composition-of-matter and method-of-treatment patents for each such protein in key therapeutic areas. We also seek patent protection with respect to companion diagnostic methods and compositions and treatments for targeted patient populations. We have sought patent protection alone or jointly with our collaborators, as dictated by our collaboration agreements.

Our patent estate as of March 2, 2015, on a worldwide basis, includes 12 issued patents and allowed applications and five pending patent applications in the United States and 17 issued patents and 48 pending patent applications outside the United States, with pending and issued claims relating to our product candidates. Fourteen of our issued patents cover antibodies to endoglin that we have selected as the core focus of our development approach. These figures include in-licensed patents and patent applications to which we hold exclusive commercial rights in non-ophthalmologic fields of use.

Individual patents extend for varying periods of time depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for twenty years from the earliest non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, however, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest international filing date. Our issued patents and pending applications with respect to our protein therapeutic candidates will expire on dates ranging from 2016 to 2033, exclusive of possible patent term extensions. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of extensions of patent term, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

National and international patent laws concerning protein therapeutics remain highly unsettled. No consistent policy regarding the patent-eligibility or the breadth of claims allowed in such patents has emerged to date in the United States, Europe or other countries. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries can diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that may be granted in our patents or in third-party patents. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to maintain and solidify our proprietary position for our drugs and technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of the patent applications that we may file or license from third parties will result in the issuance of any patents. The issued patents that we own or may receive in the future, may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may be able to independently develop and commercialize similar drugs or duplicate our technology, business model or strategy without infringing our patents. Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent. The patent positions for our most advanced programs are summarized below:

TRC105 Patent Coverage

We hold issued patents covering the TRC105 composition of matter in the United States, Japan, and Canada. The expected expiration date for these composition-of-matter patents is 2016, plus any extensions of term available under the applicable national law.

We hold issued patents covering our humanized and deimmunized endoglin antibodies, including TRC205, in the United States, South Korea, Japan and Australia, an allowed application in China, and similar applications are pending in many other major jurisdictions worldwide, including Europe, Canada, China, Eurasia, Brazil, Israel and India. The expected expiration date for these composition of matter patents is 2029, exclusive of possible patent term extensions.

We hold an issued patent covering the combination therapy of cancer with TRC105 and VEGF inhibitors in Australia, and similar patents are pending in many other major jurisdictions worldwide, including the United States, Europe, Canada, Japan, China, South Korea, Eurasia, Israel and India. The expected expiration date for these method-of-use patents is 2030, exclusive of possible patent term extensions.

We have filed an international patent application on formulations of endoglin antibodies that is undergoing entry into the national phase. The expected expiration date for any patent that may issue from this application is 2033, exclusive of possible patent term extensions.

We have filed a provisional patent application directed to uses of endoglin antibodies. The expected expiration date for any patent that may arise from this application is 2035, exclusive of possible patent term extensions.

TRC102 Patent Coverage

We hold issued patents directed to combination of TRC102 and pemetrexed in the United States, Australia, Canada, Japan, South Korea, Mexico, Russia, Singapore, South Africa, Ukraine and the United Kingdom. We also have pending applications in other jurisdictions, including Brazil, China, Europe, Hong Kong, India, Israel and Norway. The expected expiration date for these patents is 2027, plus any extensions of term available under national law.

We hold an issued patent covering the formulation of TRC102 and temozolomide and methods of using the formulation in the United States. The expected expiration date for this patent is 2019, exclusive of possible patent term extensions. We also hold three issued patents covering methods of using TRC102 and other agents in the United States. It is expected that these three patents will also expire in 2019, exclusive of any possible patent term extensions.

We have filed a patent application on further combinations of TRC102 that is pending the United States and Europe. The expected expiration date for these patents is 2031, exclusive of possible patent term extensions.

Trade Secrets

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Government Regulation

The preclinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, marketing and sales, among other things, of our product candidates and future products, are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act, of FFDCA, and other laws, including, in the case of biologics, the Public Health Service Act, or PHSA, in addition to the FDA’s implementing regulations. We expect TRC105 to be regulated by the FDA as a biologic, which requires the submission of a BLA and approval by the FDA prior to being marketed in the United States. We expect our small molecule product candidate TRC102 to be regulated as a drug and subject to New Drug Application, or NDA, requirements, which are substantially similar to the BLA requirements discussed below. Manufacturers of our product candidates may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us or our partners, contract manufacturers and suppliers to administrative or judicial sanctions, including FDA refusal to approve applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines and/or criminal prosecution.

The steps required before a biologic may be approved for marketing of an indication in the United States generally include:

•                  completion of preclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices, or GLPs, and other applicable regulations;

•                  submission to the FDA of an IND, which must become effective before human clinical trials may commence;

•                  completion of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices, or GCPs, to establish that the biological product is “safe, pure and potent,” which is analogous to the safety and efficacy approval standard for a chemical drug product for its intended use;

•                  submission to the FDA of a BLA;

•                  satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with applicable current Good Manufacturing Practice requirements, or cGMPs; and

•                  FDA review of the BLA and issuance of a biologics license which is the approval necessary to market a biologic therapeutic product.

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation as well as animal studies to assess the potential safety and efficacy of the biologic candidate. Preclinical studies must be conducted in compliance with FDA regulations regarding GLPs. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Nonclinical testing may continue after the IND is submitted. In addition to including the results of the preclinical testing, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase or phases of the clinical trial lends themselves to an efficacy determination. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA within the 30-day time period places the IND on clinical hold because of its concerns about the drug candidate or the conduct of the trial described in the clinical protocol included in the IND. The FDA can also place the IND on clinical hold at any time during drug development for safety concerns related to the investigational drug or to the class of products to which it belongs. The IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed.

All clinical trials must be conducted under the supervision of one or more qualified principal investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the applicable phase of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must timely report to the FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug. An institutional review board, or IRB, at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution, approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, and monitor the study until completed.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap and different trials may be initiated with the same drug candidate within the same phase of development in similar or differing patient populations. Phase 1 clinical trials may be conducted in a limited number of patients, but are usually conducted in healthy volunteer subjects for indications other than oncology. The drug candidate is initially tested for safety and, as appropriate, for absorption, metabolism, distribution, excretion, pharmacodynamics and pharmacokinetics.

Phase 2 usually involves trials in a larger, but still limited, patient population to evaluate preliminarily the efficacy of the drug candidate for specific, targeted indications to determine dosage tolerance and optimal dosage and to identify possible short-term adverse effects and safety risks.

Phase 3 trials are undertaken to further evaluate clinical efficacy of a specific endpoint and to test further for safety within an expanded patient population at geographically dispersed clinical trial sites. Phase 1, Phase 2, or Phase 3 testing might not be completed successfully within any specific time period, if at all, with respect to any of our product candidates. Results from one trial are not necessarily predictive of results from later trials. Furthermore, the FDA or the sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug candidate has been associated with unexpected serious harm to patients.

The FFDCA permits the FDA and an IND sponsor to agree in writing on the design and size of clinical studies intended to form the primary basis of a claim of effectiveness in a BLA or NDA. This process is known as a Special Protocol Assessment, or SPA. An SPA agreement may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA, or if the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began. For certain types of protocols, including carcinogenicity protocols, stability protocols, and Phase 3 protocols for clinical trials that will form the primary basis of an efficacy claim, the FDA has agreed under its performance goals associated with the Prescription Drug User Fee Act, or PDUFA, to provide a written response on most protocols within 45 days of receipt. However, the FDA does not always meet its PDUFA goals, and additional FDA questions and resolution of issues leading up to an SPA agreement may result in the overall SPA process being much longer, if an agreement is reached at all.

The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval to market the drug candidate for a proposed indication. Under the PDUFA, as re-authorized most recently in July 2012, the fees payable to the FDA for reviewing a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial. The fees typically increase each year. Each BLA submitted to the FDA for approval is reviewed for administrative completeness and reviewability within 60 days following receipt by the FDA of the application. If the BLA is found complete, the FDA will file the BLA, triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. The FDA’s established goal is to review 90% of priority BLA applications within six months after the application is accepted for filing and 90% of standard BLA applications within 10 months of the acceptance date, whereupon a review decision is to be made. The FDA, however, may not approve a drug candidate within these established goals and its review goals are subject to change from time to time. Further, the outcome of the review, even if generally favorable, may not be an actual approval but a “complete response letter” that describes additional work that must be done before the application can be approved. Before approving a BLA, the FDA may inspect the facility or facilities at which the product is manufactured and will not approve the product unless the facility complies with cGMPs. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can extend the review process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval may impose limitations on the uses for which the product may be marketed, may require that warning statements be included in the product labeling, may require that additional studies be conducted following approval as a condition of the approval, and may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a Risk Evaluation and Mitigation Strategy, or REMS, or otherwise limit the scope of any approval. The FDA must approve a BLA supplement or a new BLA before a product may be marketed for other uses or before certain manufacturing or other changes may be made. Further post-marketing testing and surveillance to monitor the safety or efficacy of a product is required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

As part of the recently-enacted Patient Protection and Affordable Care Act of 2010, as amended by the Health Care Education Reconciliation Act, under the subtitle of Biologics Price Competition and Innovation Act of 2009, or the BPCIA, a statutory pathway has been created for licensure, or approval, of biological products that are biosimilar to, and possibly interchangeable with, earlier biological products licensed under the PHSA. Also under the BPCIA, innovator manufacturers of original reference biological products are granted 12 years of exclusivity before biosimilars can be approved for marketing in the United States. The objectives of the BPCIA are conceptually similar to those of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the “Hatch-Waxman Act,” which established abbreviated pathways for the approval of drug products. The implementation of an abbreviated approval pathway for biological products is under the direction of the FDA and is currently being developed. In February 2012 and February 2013, the FDA issued several draft guidances for industry related to the BPCIA, addressing scientific, quality and procedural issues relevant to an abbreviated application for a biosimilar product. In June 2014, the FDA also released a draft guidance document intended to assist sponsors developing biological products and BLA holders in providing information and data to the FDA to determine the date of first licensure for a reference product as contemplated in the BPCIA. The approval of a biologic product biosimilar to one of our products could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our products.

Both before and after the FDA approves a product, the manufacturer and the holder or holders of the BLA for the product are subject to comprehensive regulatory oversight. For example, quality control and manufacturing procedures must conform, on an ongoing basis, to cGMP requirements, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to spend time, money and effort to maintain cGMP compliance. The first biosimilar to a non-antibody protein was approved in the U.S. in March 2015.

Other Healthcare Laws

Although we currently do not have any products on the market, we may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations, many of which may become more applicable if our product candidates are approved and we begin commercialization. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Orphan Drug Act

The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. Orphan drug designation must be requested before submitting a BLA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the holder of the approval is entitled to a seven-year exclusive marketing period in the United States for that product except in very limited circumstances. For example, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven-year exclusive marketing period. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug.

Legislation similar to the Orphan Drug Act has been enacted outside the United States, including in the European Union and Japan. The orphan legislation in the European Union is available for therapies addressing chronic debilitating or life-threatening conditions that affect five or fewer out of 10,000 persons or are financially not viable to develop. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity. The market exclusivity may be extended to 12 years if sponsors complete a pediatric investigation plan agreed upon with the relevant committee of the European Medicines Agency. Orphan legislation in Japan similarly provides for ten years of marketing exclusivity for drugs that are approved for the treatment of rare diseases and conditions.

Exclusivity

TRC105 and TRC205, as new biological products, benefit from the data exclusivity provisions legislated in the United States, the European Union and Japan. All three regions effectively provide a period of data exclusivity to innovator biologic products. U.S. legislation provides a 12-year period of data exclusivity from the date of first licensure of a reference biologic product. EU legislation provides a period of 10 to 11 years and Japan legislation provides a period of 8 years during which companies cannot be granted approval as generic drugs to approved biologic therapies. Protection from generic competition is also available for new chemical entities, including potentially the small molecule TRC102, in the United States for 5 years, in the European Union for 10 to 11 years and in Japan for 8 years.

Exclusivity in the European Union

The European Union has led the way among the International Conference on Harmonisation regions in establishing a regulatory framework for biosimilar products. The marketing authorization of generic medicinal products and similar biological medicinal products are governed in the European Union by Article 10(1) of Directive 2001/83/EC (2001). Unlike generic medicinal products, which only need to demonstrate bioequivalence to an authorized reference product, similar biological medicinal products are required to submit preclinical and clinical data, the type and quantity of which is dictated by class and product specific guidelines. In order to submit a marketing authorization for a similar biological medicinal product, the reference product must have been authorized for marketing in the European Union for at least 8 years. Biosimilars can only be authorized for use once the period of data exclusivity on the biological reference medicine has expired. In general, this means that the biological reference medicine must have been authorized for at least 10 years before a similar biological medicine can be made available by another company. The 10-year period can be extended to a maximum of 11 if, during the first 8 years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization are held to bring a significant clinical benefit in comparison to existing therapies.

Many EU countries have banned interchangeability of biosimilars with their reference products to ensure adequate characterization of the safety profile of the biosimilar and to enable comparison to that of reference product.

Exclusivity in Japan

In 2009, Japan’s Ministry of Health, Labour and Welfare, or MHLW, and Pharmaceuticals and Medical Device Agency, or PMDA, issued the first Japanese guidance on biosimilars. The guideline (currently available only in Japanese), which shares common key features to EU guidelines, outlines the nonclinical, clinical and CMC requirements for biosimilar applications and describes the review process, naming conventions and application fees. To date, two biosimilar products have been approved in Japan. In June 2009, Novartis’ biosimilar of somatropin became the first biosimilar approved in Japan. In January, 2010, Kissei’s biosimilar of epoetin alfa was approved.

Japan does not grant exclusivity to pharmaceutical products; however, the country does have a Post Marketing Surveillance, or PMS, system that affects the timing of generic entry and, in effect, provides a period of market exclusivity to innovator products. This system allows safety data to be acquired for each product. A PMS period is set for most of new drug approvals, and until this period is over, generic companies cannot submit their applications for drug approvals as generic drugs. Recently, this period was extended to 8 years for all new drug approvals. Japan’s regulations do not allow currently for interchangeability of biosimilars with their reference products.

Expedited Review and Approval

The FDA has various programs, including Fast Track, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs and biologics, and/or provide for the approval of a drug or biologic on the basis of a surrogate endpoint. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and fill unmet medical needs. Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides for an earlier approval for a new drug that is intended to treat a serious or life-threatening disease or condition and that fills an unmet medical need based on a surrogate endpoint. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a drug candidate receiving accelerated approval perform post-marketing clinical trials to confirm the clinically meaning full outcome as predicted by the surrogate marker trial.

In June 2013, the FDA published a draft Guidance for Industry entitled, “Expedited Programs for Serious Conditions—Drugs and Biologics” which provides guidance on FDA programs that are intended to facilitate and expedite development and review of new drugs as well as threshold criteria generally applicable to concluding that a drug is a candidate for these expedited development and review programs. In addition to the Fast Track, accelerated approval and priority review programs discussed above, the FDA also provided guidance on a new program for Breakthrough Therapy designation. A request for Breakthrough Therapy designation should be submitted concurrently with, or as an amendment to an IND. The FDA has already granted this designation and approved Breakthrough Therapy designated drugs.

Pediatric Exclusivity and Pediatric Use

Under the Best Pharmaceuticals for Children Act, certain drugs may obtain an additional six months of exclusivity, if the sponsor submits information requested in writing by the FDA, or a Written Request, relating to the use of the active moiety of the drug in children. The FDA may decline to issue a Written Request for studies on unapproved or approved indications or where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may not produce health benefits in that population.

We have not received a Written Request for such pediatric studies, although we may ask the FDA to issue a Written Request for such studies in the future. To receive the six-month pediatric market exclusivity, we would have to receive a Written Request from the FDA, conduct the requested studies in accordance with a written agreement with the FDA or, if there is no written agreement, in accordance with commonly accepted scientific principles, and submit reports of the studies. A Written Request may include studies for indications that are not currently in the labeling if the FDA determines that such information will benefit the public health. The FDA will accept the reports upon its determination that the studies were conducted in accordance with and are responsive to the original Written Request or commonly accepted scientific principles, as appropriate, and that the reports comply with the FDA’s filing requirements.

In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric studies for most drugs and biologicals, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must include the evaluation of the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In both domestic and foreign markets, sales and reimbursement of any approved products will depend, in part, on the extent to which third-party payors, such as government health programs, commercial insurance and managed healthcare organizations provide coverage, and establish adequate reimbursement levels for, such products. Third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, or also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Additionally, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost- effectiveness of our products. If third-party payors do not consider our products to be cost-effective compared to other therapies, the payors may not cover our products after approved as a benefit under their plans or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

The containment of healthcare costs also has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.

Outside the United States, ensuring adequate coverage and payment for our products will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. Recent budgetary pressures in many European Union countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates. If budget pressures continue, governments may implement additional cost-containment measures. Cost-control initiatives could decrease the price we might establish for products that we may develop or sell, which would result in lower product revenues or royalties payable to us. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

Healthcare Reform

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biological products, government control and other changes to the healthcare system of the United States. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for medical goods and services may take in response to any healthcare reform proposals or legislation. We cannot predict the effect medical or healthcare reforms may have on our business, and no assurance can be given that any such reforms will not have a material adverse effect.

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. The Affordable Care Act:

•                  expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

•                  addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•                  extended Medicaid drug rebates, previously due only on fee-for- service utilization, to Medicaid managed care utilization, and created an alternate rebate formula for new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs;

•                  expanded the types of entities eligible for the 340B drug discount program that mandates discounts to certain hospitals, community centers and other qualifying providers. With the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discounts to increase; and

•                  established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D.

Adoption of other new legislation at the federal or state level could further limit reimbursement for pharmaceuticals, including our product candidates if approved.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval for a product candidate, we must obtain approval from the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Certain countries outside of the United States have a process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application, or CTA, must be submitted to the competent national health authority and to independent ethics committees in each country in which a company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed in that country. In all cases, the clinical trials must be conducted in accordance with good clinical practices, or GCPs and other applicable regulatory requirements.

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency where it will be evaluated by the Committee for Medicinal Products for Human Use. A favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

As in the United States, we may apply for designation of a product as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to 10 years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product.

Additional Regulation

We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential federal, state or local regulations. These and other laws govern our use, handling and disposal of various biological and chemical substances used in, and waste generated by our operations. Our research and development involves the controlled use of hazardous materials, chemicals and viruses. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

Employees

As of March 2, 2015, we had 15 full-time employees and one part-time employee, thirteen of whom are involved in research, development or manufacturing, and two of whom have Ph.D. or M.D. degrees. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate and Other Information

We were incorporated in the state of Delaware in October 2004 as Lexington Pharmaceuticals, Inc. and we subsequently changed our name to TRACON Pharmaceuticals, Inc. in March 2005, at which time we relocated to San Diego, California.  Our principal executive offices are located at 8910 University Center Lane, Suite 700, San Diego, CA  92122, and our telephone number is (858) 550-0780. Our corporate website address is www.traconpharma.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

This Annual Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Item 1A.    Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Annual Report as well as our other public filings with the Securities and Exchange Commission.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.

We are a clinical stage company with limited operating history. All of our product candidates, including our most advanced product candidate, TRC105, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $6.8 million and $7.7 million for the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014, we had an accumulated deficit of $34.2 million.

We expect to continue to incur substantial and increased expenses as we expand our development activities and advance our clinical programs, particularly with respect to our planned clinical development for TRC105. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a public company. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future.

To become and remain profitable, we or our partners must succeed in developing our product candidates, obtaining regulatory approval for them, and manufacturing, marketing and selling those products for which we or our partners may obtain regulatory approval. We or they may not succeed in these activities, and we may never generate revenue from product sales that is significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical and biological product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the FDA or comparable foreign regulatory authorities to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, develop other product candidates or continue our operations.

We will require substantial additional financing to achieve our goals, and failure to obtain additional financing when needed could force us to delay, limit, reduce or terminate our drug development efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs, including our planned and future clinical trials of TRC105.

As of December 31, 2014, we had cash and cash equivalents of $35.0 million. On February 4, 2015, we completed our initial public offering and a concurrent private placement of our common stock and received net proceeds of approximately $35.0 million.  Based upon our current operating plan, we believe that our existing cash will enable us to fund our operating expenses and capital requirements for at least the next 18 months. Regardless of our expectations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties or we could encounter difficulties obtaining clinical trial material that could increase our development costs more than we expect. In any event, we will require additional capital prior to completing Phase 3 development of, filing for regulatory approval for, or commercializing, TRC105 or any of our other product candidates.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or commercialization of our product candidates or otherwise significantly curtail, or cease, operations. If we are unable to pursue or forced to delay our planned drug development efforts due to lack of financing, it would have a material adverse effect on our business, operating results and prospects.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

We may seek additional capital through a variety of means, including through equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

Our loan and security agreement with SVB contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.

In November 2013, we entered into a loan and security agreement with SVB and borrowed $2.5 million under this credit facility. In June 2014, the agreement was amended to provide up to an additional $7.5 million in borrowing availability all of which was drawn as of September 30, 2014. The agreement, as amended, contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•                  convey, sell, lease or otherwise dispose of certain parts of our business or property;

•                  change the nature of our business;

•                  liquidate or dissolve;

•                  enter into certain change in control or acquisition transactions;

•                  incur or assume certain debt;

•                  grant certain types of liens on our assets;

•                  maintain certain collateral accounts;

•                  pay dividends or make certain distributions to our stockholders;

•                  make certain investments;

•                  enter into material transactions with affiliates;

•                  make or permit certain payments on subordinate debt; and

•                  become an “investment company” as defined under the Investment Company Act of 1940, as amended.

The restrictive covenants of the agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial.

A breach of any of these covenants could result in an event of default under the agreement. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, which could potentially include negative results in clinical trials, or a material impairment of the prospect of our repayment of any portion of the amounts we owe under the agreement occurs. In the case of a continuing event of default under the agreement, SVB could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted SVB a security interest under the agreement, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the agreement are secured by all of our existing and future assets, excluding intellectual property, which is subject to a negative pledge arrangement.

Risks Related to Clinical Development and Regulatory Approval of Our Product Candidates

We are heavily dependent on the success of our lead product candidate TRC105, which is in a later stage of development than our other product candidates. We cannot give any assurance that TRC105 will successfully complete clinical development or receive regulatory approval, which is necessary before it can be commercialized.

Our business and future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize our lead product candidate TRC105, which is currently in Phase 2 clinical trials for the treatment of multiple solid tumor types. Any delay or setback in the development of any of our product candidates, particularly TRC105, could adversely affect our business and cause our stock price to decline. We cannot assure you that our planned clinical development for TRC105 will be completed in a timely manner, or at all, or that we or our partner Santen or any additional future partners, will be able to obtain approval for TRC105 from the FDA or any foreign regulatory authority.

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, enrollment was closed for two of our Phase 2 clinical trials sponsored by NCI following interim analyses that did not meet the requirements for continuing enrollment. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials. In particular, the positive results observed in the Phase 1 and 2 clinical trials of TRC105 do not ensure that the ongoing or planned clinical trials of TRC105 will demonstrate similar results. In addition, further interim results or the final results from these trials could be negative.

Even if our product candidates demonstrate favorable results in ongoing or planned Phase 1 and 2 clinical trials, many product candidates fail to show desired safety and efficacy traits in late-stage clinical trials despite having progressed through earlier trials. In addition to the inherent safety and efficacy traits of our product candidates, clinical trial failures may result from a multitude of factors including flaws in trial design, manufacture of clinical trial material, dose selection and patient enrollment criteria. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval.

If TRC105 or any other product candidate is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be materially harmed. For example, if the results of ongoing or planned Phase 1 and 2 clinical trials of TRC105 demonstrate unexpected safety issues or do not achieve the primary efficacy endpoints, as applicable, the prospects for approval of TRC105 as well our stock price would be materially and adversely affected.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

We may experience delays in clinical trials of our product candidates. Our ongoing and planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials can be delayed for a variety of reasons, including:

•                  inability to raise funding necessary to initiate or continue a trial;

•                  delays in obtaining regulatory approval to commence a trial;

•                  delays in reaching agreement with the FDA on final trial design;

•                  adverse findings in toxicology studies, including chronic toxicology studies;

•                  imposition of a clinical hold for safety reasons or following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•                  delays in reaching agreement on acceptable terms with prospective clinical trial sites;

•                  delays in obtaining required institutional review board approval at each site;

•                  delays in recruiting suitable patients to participate in a trial;

•                  delays in having patients complete participation in a trial or return for post-treatment follow-up;

•                  clinical sites dropping out of a trial to the detriment of enrollment;

•                  time required to add new clinical sites; or

•                  delays by our contract manufacturers or other third parties to produce and deliver sufficient supply of clinical trial materials.

If initiation or completion of our ongoing or planned clinical trials are delayed for any of the above reasons or other reasons, our development costs may increase, our approval process could be delayed and our ability to commercialize our product candidates could be materially harmed, which could have a material adverse effect on our business.

Our product candidates may cause adverse events or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events, or AEs, caused by our product candidates or other potentially harmful characteristics of our product candidates could cause us, our partners, including NCI or other third party clinical trial sponsors, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval.

Phase 1 or Phase 2 clinical trials of TRC105 and TRC102 conducted to date have generated AEs related to the study drug, some of which have been serious. The most common AEs identified to date and related to TRC105 have been anemia, dilated small vessels in the skin and mucosal membranes (which may result in nosebleeds and bleeding of the gums), headache, fatigue and gastrointestinal and other symptoms during the initial infusion of TRC105. The most common AE identified in our clinical trials of TRC102 has been anemia. While we have not observed an exacerbation of side effects commonly associated with VEGF inhibitors in clinical trials of TRC105 in combination with a VEGF inhibitor, it is possible that future trials, including larger and lengthier Phase 3 clinical trials, may show this effect due to both drugs acting to inhibit angiogenesis simultaneously. Because our development and regulatory approval strategy for TRC105 is focused on combining TRC105 with VEGF inhibitors, if we encountered safety issues associated with combining TRC105 with VEGF inhibitors, it would be a significant setback for our development program and our ability to obtain regulatory approval for TRC105 may be adversely impacted.

Further, if any of our approved products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:

•                  regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution;

•                  regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

•                  we may be required to change the way the product is administered or conduct additional clinical trials;

•                  we could be sued and held liable for harm caused to patients; or

•                  our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, we cannot guarantee that for certain oncology indications where the FDA has traditionally granted approval to therapies that can demonstrate progression-free survival, the agency will not later require us to demonstrate overall survival, which would greatly extend the time and increase the capital required to complete clinical development. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•                  the FDA or comparable foreign regulatory authorities may disagree with the design, scope or implementation of our clinical trials;

•                  we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•                  the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•                  we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•                  the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•                  the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a Biologics License Application, or BLA, or a New Drug Application, or NDA, or other submission or to obtain regulatory approval in the United States or elsewhere;

•                  the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third party manufacturers with which we contract for clinical and commercial supplies;

•                  the FDA or comparable foreign regulatory authorities may fail to approve our validation methods for detecting TRC105 serum levels and antibodies to TRC105 and assessing TRC105 activity in a biologic release assay; and

•                  the approval policies or regulations of the FDA or comparable foreign regulatory authorities may change significantly in a manner rendering our clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market TRC105 or our other product candidates, which would harm our business, results of operations and prospects significantly.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could harm the commercial prospects for our product candidates. For example, we anticipate that if we were to obtain regulatory approval for TRC105 in some or all of the initial oncology indications we are pursuing, we or our partners such as NCI would still need to conduct additional Phase 3 clinical trials in order to obtain approval for additional indications and expand TRC105’s market potential.

We have not previously submitted a BLA or an NDA or any similar drug approval filing to the FDA or any comparable foreign authority for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenue will be dependent, to a significant extent, upon the size of the markets in the territories for which we gain regulatory approval. If the markets for patients or indications that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such products, if approved.

We may not receive Fast Track designation for our product candidates from the FDA, or Fast Track designation may not actually lead to a faster development or regulatory review or approval process.

We intend to seek Fast Track designation for our eligible product candidates. Fast track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. A new drug or biologic is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for the disease or condition. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA will grant it. Even if our product candidates receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

We may be unsuccessful in our anticipated efforts to obtain orphan drug designation from the FDA for TRC105 for the treatment of soft tissue sarcoma and glioblastoma and for TRC102 for the treatment of glioblastoma and mesothelioma, and if we are unable to obtain orphan drug designation our regulatory and commercial prospects may be negatively impacted.

The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years. We cannot guarantee that we will be able to receive orphan drug status from the FDA for any of our product candidates. If we are unable to secure orphan drug designation, our regulatory and commercial prospects may be negatively impacted.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials, as studies or trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we would intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any of our product candidates for which we receive regulatory approvals will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing, as well as continued compliance with regulatory requirements for current good manufacturing practices, or cGMPs, and current good clinical practices, or cGCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•                  restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•                  fines, warning letters or holds on clinical trials;

•                  refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of existing approvals;

•                  product seizure or detention, or refusal to permit the import or export of our product candidates; and

•                  injunctions or the imposition of civil or criminal penalties.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Risks Related to Our Reliance on Third Parties

We depend in part on NCI and other third party sponsors to advance clinical development of TRC105 and TRC102.

NCI is currently sponsoring and funding two ongoing clinical trials involving TRC105 and one clinical trial involving TRC102, and we expect NCI to sponsor three additional clinical trials involving TRC102. In addition, Case Western is sponsoring and funding two separate clinical trials involving TRC102 and we are planning a clinical trial of TRC105 sponsored by the University of Alabama, Birmingham Cancer Center, or UAB. The advancement of our product candidates depends in part on the continued sponsorship and funding of clinical trials by these organizations, as our resources and capital would not be sufficient to conduct these trials on our own. None of these third party sponsors are obligated to continue sponsorship or funding of any clinical trials involving our product candidates and could stop their support at any time. If these third party sponsors ceased their support for our product candidates, our ability to advance clinical development of our product candidates could be limited and we may not be able to pursue the number of different indications for our product candidates that are currently being pursued.

Even if these third party sponsors continue to sponsor and fund clinical trials of our product candidates, our reliance on their support subjects us to numerous risks. For example, we have limited control over the design or timing of their clinical trials and limited visibility into their day-to-day activities, including with respect to how they are providing and administering our product candidates. If there is a failure in a clinical trial sponsored by a third party sponsor due to poor design of the trial, errors in the way the clinical trial is executed or any other reason, or if the sponsor fails to comply with applicable regulatory requirements, it could represent a major set-back for the development and approval of our product candidates, even if we were not directly involved in the trial and even if the clinical trial failure was not related to the underlying safety or efficacy of the product candidate. In addition, these third party sponsors could decide to de-prioritize clinical development of our product candidates in relation to other projects, which could adversely affect the timing of further clinical development. We are also subject to various confidentiality obligations with respect to the clinical trials sponsored by third party sponsors, which could prevent us from disclosing current information about the progress or results from these trials until the applicable sponsor publicly disclose such information or permit us to do so. This may make it more difficult to evaluate our business and prospects at any given point in time and could also impair our ability to raise capital on our desired timelines.

We are dependent on our license agreement with Santen to develop and commercialize our anti-endoglin antibodies, including DE-122, in the field of ophthalmology. The failure to maintain our agreement with Santen or the failure of Santen to perform its obligations under the agreement, could negatively impact our business.

Pursuant to the terms of our license agreement with Santen, we granted Santen an exclusive, worldwide license to certain patents, information and know-how related to our anti-endoglin antibodies, including TRC105, which is referred to by Santen as DE-122, for development and commercialization in ophthalmology indications, excluding systemic treatment of ocular tumors. Consequently, our ability to realize value or generate any revenues from our anti-endoglin antibodies in the field of ophthalmology depends on Santen’s willingness and ability to develop and obtain regulatory approvals for and successfully commercialize product candidates using our technology for these indications. We have limited control over the amount and timing of resources that Santen will dedicate to these efforts. In particular, we will not be entitled to receive additional milestone or royalty payments from Santen absent further development and eventual commercialization of anti-endoglin antibodies in ophthalmology indications.

We are subject to a number of other risks associated with our dependence on our license agreement with Santen, including:

•                  Santen may not comply with applicable regulatory requirements with respect to developing or commercializing products under the license agreement, which could adversely impact development, regulatory approval and eventual commercialization of such products;

•                  we and Santen could disagree as to future development plans and Santen may delay initiation of clinical trials or stop a future clinical trial;

•                  there may be disputes between us and Santen, including disagreements regarding the terms of the license agreement, that may result in the delay of or failure to achieve development, regulatory and commercial objectives that would result in milestone or royalty payments to us, the delay or termination of any future development or commercialization of anti-endoglin antibodies using our technology in the field of ophthalmology, and/or costly litigation or arbitration that diverts our management’s attention and resources;

•                  Santen may not provide us with timely and accurate information regarding development progress and activities under the license agreement, which could adversely impact our ability to report progress to our investors and otherwise plan our own development of our anti-endoglin antibodies, including TRC105, in non-ophthalmology indications;

•                  business combinations or significant changes in Santen’s business strategy may adversely affect Santen’s ability or willingness to perform its obligations under the license agreement;

•                  Santen may not properly maintain or defend our intellectual property rights in the field of ophthalmology or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation; and

•                  the royalties we are eligible to receive from Santen may be reduced or eliminated based upon Santen’s and our ability to maintain or defend our intellectual property rights.

The license agreement is subject to early termination, including through Santen’s right to terminate without cause upon advance notice to us. If the agreement is terminated early, we may not be able to find another collaborator for the commercialization and further development of our anti-endoglin antibodies for ophthalmology indications on acceptable terms, or at all, and we may otherwise be unable to pursue continued development on our own for these indications.

To the extent we enter into additional agreements for the development and commercialization of our product candidates we would likely be similarly dependent on the performance of those third parties and subject to similar risks.

We may not be successful in establishing and maintaining additional collaborations, which could adversely affect our ability to develop and commercialize our product candidates.

A part of our strategy is to strategically evaluate and, as deemed appropriate, enter into additional out-licensing and collaboration agreements, including potentially with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate partners for our product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully partner our product candidates, potential partners must view these product candidates as having the requisite potential to demonstrate safety and efficacy and as being economically valuable in light of the terms that we are seeking and other available products for licensing by other companies. Due to our existing license agreement with Santen, we may find it more difficult to secure additional collaborations for our anti-endoglin antibodies if major biotechnology or pharmaceutical companies would prefer to have exclusive control over development for all indications. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any inability or delay in entering into new collaboration agreements related to our product candidates, in particular in foreign countries where we do not have and do not intend to establish significant capabilities, could delay the development and commercialization of our product candidates and reduce their market potential.

We rely on third parties to conduct preclinical studies and clinical trials of our product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

While we intend to continue designing, monitoring and managing our Phase 1 and Phase 2 clinical trials of our product candidates using our clinical operations and regulatory team, we still depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials at their sites under agreements with us. In addition, we expect that we will need to rely on third party contract research organizations, or CROs, to assist in monitoring, managing and otherwise carrying out any Phase 3 clinical trials that we sponsor at sites outside the United States. We will compete with many other companies for the resources of these third party CROs, and the initiation and completion of our Phase 3 clinical trials may be delayed if we encounter difficulties in engaging CROs or need to change CROs during a trial.

We control only certain aspects of the activities conducted for us by the third parties on which we currently rely and on which we will rely in the future for our clinical trials. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials must be conducted with product candidates produced under cGMPs and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state health care laws, including, among others, fraud and abuse, false claims, privacy and security, and physician payment transparency laws. Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical development programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.

We intend to rely on third-party manufacturers to make our product candidates, and any failure by a third-party manufacturer may delay or impair our ability to complete clinical trials or commercialize our product candidates.

Manufacturing drugs and biologics is complicated and is tightly regulated by regulatory authorities, including the FDA and foreign equivalents. We currently rely on third party manufacturers to supply us, as well as other parties conducting studies and trials of our product candidates, such as NCI, Case Western and Santen, with drug substance for preclinical and Phase 1 and Phase 2 clinical trials. We also expect to continue to rely on third party manufacturers for any drug substance required for Phase 3 clinical trials and for commercial supply, and do not intend to build our own manufacturing capability. Moreover, the market for contract manufacturing services for drug products, especially biologics such as TRC105, is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If any need we have for contract manufacturing services increases during a period of industry-wide tight capacity, we may not be able to access the required capacity on a timely basis or on commercially viable terms. In addition, we contract with fill and finishing providers with the appropriate expertise, facilities and scale to meet our needs.

Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities is time consuming and subject to potential difficulties and delays. For example, we rely on Lonza Sales AG, or Lonza, to manufacture TRC105 drug substance for our Phase 1 and Phase 2 clinical trials and separately license from Lonza its proprietary cell line and other methods of producing TRC105 drug substance. While we have the right to transfer the manufacture of TRC105 drug substance to additional or alternate suppliers and to sublicense Lonza’s TRC105 manufacturing technology to such other suppliers, we may encounter delays in any such transfer due to the time and effort required for another party to understand and successfully implement Lonza’s proprietary process. The drug substances for our product candidates have also never been produced at commercial scale. In particular for biologics, it is not uncommon to experience setbacks and delays in scaling up production in a reliable and contamination-free manner, which may delay our ability to obtain regulatory approval or may result in higher costs to manufacture commercial drug product than we currently expect.  We are currently optimizing the process and planning for the transfer of the manufacturing of TRC105 drug substance to a separate Lonza facility in order to meet cGMP regulatory requirements and scale production for commercial quantities.  This new process and transfer may result in setbacks in replicating the current manufacturing process at a new facility and in scaling up production.

The facilities used by our current or future third party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit a BLA or an NDA to the FDA. While we work closely with our third party manufacturers on the manufacturing process for our product candidates, we generally do not control the implementation of the manufacturing process of, and are completely dependent on, our third party manufacturers for compliance with cGMP regulatory requirements and for manufacture of both drug substances and finished drug products. If our third party manufacturers cannot successfully manufacture material that conforms to applicable specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers or other third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or commercialize our product candidates.

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates. If we do not adequately protect our intellectual property, competitors may be able to use our technologies which could do harm to our business and affect our ability to be profitable. In particular, our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates. Additionally, we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other countries. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. Any disclosure or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in our market.

The patent position of biotechnology companies is generally uncertain because it involves complex legal and factual considerations in a legal framework that is constantly evolving. The standards applied by the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents. There is a substantial amount of prior art in the biotechnology and pharmaceutical fields, including scientific publications, patents and patent applications. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

If patent applications we hold or have in-licensed with respect to our product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us. Several patent applications covering our product candidates have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate.

For applications filed before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party, or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. The change to “first- to-file” from “first-to-invent” is one of the changes to the patent laws of the United States resulting from the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law on September 16, 2011. Among some of the other significant changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. It is not yet clear, what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant and, in addition, may be challenged before national courts at any time. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. Furthermore, due to the patent laws of a country, or the decisions of a patent examiner in a country, or our own filing strategies, we may not obtain patent coverage for all our product candidates or methods involving these product candidates in the parent patent application.

In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent and the protection it affords is limited. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic and biosimilar products.

Any loss of patent protection could have a material adverse impact on our business. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as our products.

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.

As of March 3, 2015, we are the exclusive licensee of nine issued U.S. patents and one pending U.S. patent application and three issued non-U.S patents and ten pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.”

As a licensee of third parties, we rely on these third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business.

Third-party claims of intellectual property infringement or misappropriation may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on us and our partners not infringing the patents and proprietary rights of third parties. There is a substantial amount of litigation and other proceedings, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexamination and review proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we and our partners are developing and may develop our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates, that we failed to identify. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until issued as patents. Except for the preceding exceptions, patent applications in the United States and elsewhere are generally published only after a waiting period of approximately 18 months after the earliest filing. Therefore, patent applications covering our product candidates or methods of use of our product candidates could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use or manufacture of our product candidates.

The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving that a patent is invalid is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Also, in proceedings before courts in Europe, the burden of proving invalidity of the patent usually rests on the party alleging invalidity. Third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

If any third-party patents were held by a court of competent jurisdiction to cover aspects of our materials, formulations, methods of manufacture or methods for treatment, the holders of any such patents would be able to block our ability to develop and commercialize the applicable product candidate until such patent expired or unless we or our partner obtain a license. These licenses may not be available on acceptable terms, if at all. Even if we or our partner were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we or our partner could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we or our partner are unable to enter into licenses on acceptable terms.

Parties making claims against us or our partner may obtain injunctive or other equitable relief, which could effectively block our or our partner’s ability to further develop and commercialize one or more of our product candidates. Defending against claims of patent infringement or misappropriation of trade secrets could be costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

Third parties may submit applications for patent term extensions in the United States and/or supplementary protection certificates in the European Union member states seeking to extend certain patent protection which, if approved, may interfere with or delay the launch of one or more of our products.

We may face a claim of misappropriation if a third party believes that we inappropriately obtained and used trade secrets of such third party. If we are found to have misappropriated a third party’s trade secrets, we may be prevented from further using such trade secrets, limiting our ability to develop our product candidates, and we may be required to pay damages.

During the course of any patent or other intellectual property litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our product candidates or intellectual property could be diminished. Accordingly, the market price of our common stock may decline.

We may become involved in lawsuits to protect or enforce our inventions, patents or other intellectual property or the patent of our licensors, which could be expensive and time consuming.

Competitors may infringe our intellectual property, including our patents or the patents of our licensors. In addition, one or more of our third party collaborators may have submitted, or may in the future submit, a patent application to the USPTO without naming a lawful inventor that developed the subject matter in whole or in part while under an obligation to execute an assignment of rights to us. As a result, we may be required to file infringement or inventorship claims to stop third party infringement, unauthorized use, or to correct inventorship. This can be expensive, particularly for a company of our size, and time-consuming. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied.

An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference, derivation or other proceedings brought at the USPTO or any foreign patent authority may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or collaborators. Litigation or USPTO proceedings brought by us may fail. An unfavorable outcome in any such proceedings could require us to cease using the related technology or to attempt to license rights to it from the prevailing party, or could cause us to lose valuable intellectual property rights. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or collaborators, to prevent misappropriation of our trade secrets, confidential information or proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceedings. In addition, during the course of this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.

We have in-licensed a portion of our intellectual property, and, if we fail to comply with our obligations under these arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.

We are a party to a number of license agreements that are important to our business, and we may enter into additional license agreements in the future. Our product candidate TRC105 is protected by patents exclusively in-licensed from Roswell Park Cancer Institute. Our product candidate TRC102 is protected by patents exclusively licensed from Case Western. See “Business—Collaboration and License Agreements” for a description of our license agreements with Roswell Park Cancer Institute and Case Western.

Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If there is any conflict, dispute, disagreement or issue of non-performance between us and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our and our partner’s ability to utilize the affected intellectual property in our drug development efforts, and our ability to enter into collaboration or marketing agreements for a product candidate, may be adversely affected.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States and in some cases may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

In addition, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in domestic and foreign intellectual property laws.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and this circumstance would have a material adverse effect on our business.

Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our development processes that involve proprietary know-how or information that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, and outside scientific advisors, contractors and collaborators. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, or outside scientific advisors might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques.

Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States sometimes are less willing than U.S. courts to protect trade secrets. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business.

Risks Related to Commercialization of Our Product Candidates

Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community.

The use of anti-endoglin antibodies as a means of inhibiting angiogenesis, including in combination with VEGF inhibitors for the treatment of cancer, is a recent clinical development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community. Factors that will influence whether our product candidates are accepted in the market include:

•                  the clinical indications for which our product candidates are approved, if any;

•                  physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;

•                  the potential and perceived advantages of our product candidates over alternative treatments;

•                  the prevalence and severity of any side effects;

•                  product labeling or product insert requirements of the FDA or other regulatory authorities;

•                  limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;

•                  the timing of market introduction of our product candidates as well as competitive products;

•                  the cost of treatment in relation to alternative treatments;

•                  the availability of coverage and adequate reimbursement and pricing by governmental and commercial third-party payors;

•                  the willingness of patients to pay out-of-pocket in the absence of coverage by governmental and commercial third-party payors;

•                  relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and

•                  the effectiveness of our sales and marketing efforts.

In addition, we expect that in oncology indications, TRC105 will be most effective as a combination treatment with VEGF inhibitors. If VEGF inhibitors become associated with presently unknown safety concerns, are withdrawn from the market or otherwise fall out of favor as cancer treatments among physicians, patients, hospitals, cancer treatment centers or others in the medical community, the market potential for TRC105 would likely be significantly harmed.

If, for any of these or other reasons, our product candidates fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers, third-party payors or others in the medical community, we will not be able to generate significant revenue. Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

We face competition both in the United States and internationally, including from major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, other pharmaceutical and biotechnology companies, including Pfizer, Inc. and Acceleron Pharma Inc., have active programs to develop therapies targeting proteins in the endoglin pathway that would compete directly with certain of our product candidates, including TRC105. Many other companies are developing other cancer therapies that, if successful, could change the standard of care for cancer patients and relegate anti-angiogenesis therapy to a last-line or niche role or make it obsolete.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

Under the terms of our license agreement with Case Western, we obtained an exclusive, worldwide license to certain patents, know-how and other intellectual property controlled by Case Western related to TRC102. Despite our exclusive license, Case Western retained the right to grant non-exclusive licenses to third parties in the same field of use as our exclusive license as a means to settle any intellectual property disputes Case Western may have in the future with such third parties. While Case Western has not made us aware of any present intent to exercise this right, there can be no guarantee that Case Western will not do so in the future or that it would not grant such an non- exclusive license to a competitor of ours seeking to develop and commercialize a product that is identical to TRC102 in the same field of use that we are pursuing. If this were to occur, and we did not have other intellectual property outside of the Case Western license agreement to prevent competitive products for the same indications, we may face competition much earlier than we currently anticipate and the value of TRC102 may decline substantially.

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from “biosimilars” due to the changing regulatory environment. In the United States, the Biologics Price Competition and Innovation Act created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or “biosimilar,” to or “interchangeable” with an FDA-approved biological product. This new pathway could allow competitors to reference data from biological products already approved after 12 years from the time of approval. Future FDA standards or criteria for determining biosimilarity and interchangeability, and FDA discretion to determine the nature and extent of product characterization, non-clinical testing and clinical testing on a product-by-product basis, may further facilitate the approval of biosimilar products and their ability to compete with our product candidates. In addition, companies may be developing biosimilars in other countries that could compete with our products. If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences. Any such event or further changes in the law could decrease the period for which we have exclusivity and consequently negatively impact our business and competitive position. Expiration or successful challenge of our applicable patent rights could also trigger competition from other products, assuming any relevant exclusivity period has expired.

Finally, as a result of the expiration or successful challenge of our patent rights, we could face litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.

Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance.

Government authorities and other third-party payors, such as commercial health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

•                  a covered benefit under its health plan;

•                  safe, effective and medically necessary;

•                  appropriate for the specific patient;

•                  cost-effective; and

•                  neither experimental nor investigational.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data to each payor separately for the use of our products, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of coverage and adequate reimbursement from third-party payors for our product candidates.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted. The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, including our product candidates, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•                  the demand for our product candidates, if we obtain regulatory approval;

•                  our ability to set a price that we believe is fair for our products;

•                  our ability to obtain market acceptance in the medical community;

•                  our ability to generate revenue and achieve or maintain profitability;

•                  the level of taxes that we are required to pay; and

•                  the availability of capital.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business in the future, or the effect any future legislation or regulation will have on us.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

Although we intend to establish a specialty sales and marketing organization to promote or co-promote TRC105 and/or TRC102 in North America, if approved in oncology indications, we currently have no such organization or capabilities, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, we must build sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services.

In addition, we do not intend to establish our own sales and marketing organizations outside the United States and will therefore depend on third parties to commercialize our product candidates outside of the United States. Any third parties upon which we rely for commercializing our product candidates may not dedicate sufficient resources to the commercialization effort or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective third party arrangements to enable the sale of our product candidates in territories outside of the United States, or if our potential future partners do not successfully commercialize our product candidates in these territories, our ability to generate revenue from product sales will be adversely affected.

If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain substantial additional capital, which may not be available to us on acceptable terms, or at all, when we are otherwise ready and able to commercially launch a product candidate. If we do not have sufficient funds, we will not be able to bring any product candidates to market or generate product revenue, including in the United States.

We and any partners that we may engage will be competing with many companies that currently have extensive and well-funded marketing and sales operations to commercialize alternative therapies. If we, alone or with commercialization partners, are unable to compete successfully against these established companies, the commercial success of any approved products will be limited.

If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If TRC105 or other product candidates are approved for commercialization, we expect that we or our partners will be subject to additional risks related to entering into international business relationships, including:

•                  different regulatory requirements for drug approvals in foreign countries;

•                  reduced protection for intellectual property rights;

•                  unexpected changes in tariffs, trade barriers and regulatory requirements;

•                  economic weakness, including inflation, or political instability in particular foreign economies and markets;

•                  compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•                  foreign taxes, including withholding of payroll taxes;

•                  foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•                  workforce uncertainty in countries where labor unrest is more common than in the United States;

•                  production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•                  business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

If we or our partners outside of the Unites States are unable to successfully manage these risks associated with international operations, the market potential for our product candidates outside the Unites States will be limited and our results of operations may be harmed.

Risks Related to Our Business and Industry

If we fail to develop, acquire or in-license other product candidates or products, our business and prospects will be limited.

We do not have internal new drug discovery capabilities or a technology platform with which to develop novel product candidates. Unless we develop or acquire these capabilities or a technology platform, our only means of expanding our product pipeline will be to acquire or in-license product candidates that complement or augment our current targets, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting and acquiring or licensing promising product candidates requires substantial technical, financial and human resources. Efforts to do so may not result in the actual development, acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to add additional product candidates to our pipeline, our long-term business and prospects will be limited.

If we fail to attract and keep senior management and key clinical operations and regulatory personnel, we may be unable to successfully develop our product candidates and execute our business strategy.

We are highly dependent on members of our senior management, including Charles Theuer, M.D., Ph.D., our President and Chief Executive Officer, and H Casey Logan, M.B.A., our Chief Business Officer. Our clinical development strategy and ability to directly manage our Phase 1 and Phase 2 clinical trials are also dependent on the members of our clinical operations and regulatory team. The loss of the services of any of these persons could impede the development of our product candidates and our ability to execute our business strategy. We may be particularly impacted by the unexpected loss of employees due to our small employee base and limited ability to quickly shift responsibilities to other employees in our organization. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining other qualified employees for our business, including scientific, quality assurance and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense, particularly in the San Diego, California area, and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. The inability to recruit or loss of the services of any executive or key employee could impede the progress of our development and strategic objectives.

Our employees, independent contractors, principal investigators, consultants, vendors and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors and commercial partners may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate:

•                  FDA regulations, including those laws that require the reporting of true, complete and accurate information to the FDA;

•                  manufacturing standards;

•                  federal and state fraud and abuse laws and other healthcare laws;

•                  laws governing the conduct of business abroad; or

•                  laws that require the reporting of true and accurate financial information or data.

Additionally, these parties may fail to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We may encounter difficulties in managing our growth and expanding our operations successfully.

As we seek to advance our product candidates through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with additional third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with partners, consultants, suppliers and other third parties. Future growth will impose significant added responsibilities on members of our management, including having to divert a disproportionate amount of its attention away from day- to-day operating activities to implement and manage future growth. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and, if necessary, sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

We are subject to extensive federal and state regulation, and our failure to comply with these laws could harm our business.

Although we do not currently have any products on the market, we are subject to healthcare regulation and enforcement by the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•                  the federal anti-kickback statute, which applies to our business activities, including our marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, knowingly and willfully soliciting, receiving, offering or providing any remuneration (including any bribe, kickback or rebate) directly or indirectly, overtly or covertly, in cash or in kind, intended to induce or in return for the purchase or recommendation of any good, facility item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare or Medicaid programs;

•                  federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other governmental healthcare programs that are false or fraudulent, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which created federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•                  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes certain regulatory and contractual requirements on covered entities and their business associates regarding the privacy, security and transmission of individually identifiable health information;

•                  federal “sunshine” requirements imposed by the Affordable Care Act, on certain drug manufacturers regarding any transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by such physicians and their immediate family members; and

•                  state or foreign law equivalents of each of the above federal laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

It is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened certain of these laws. For example, the Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them to have committed a violation. Moreover, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, administrative, civil and/or criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability.

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•                  impairment of our business reputation;

•                  withdrawal of clinical trial participants;

•                  costs due to related litigation;

•                  distraction of management’s attention from our primary business;

•                  substantial monetary awards to patients or other claimants;

•                  the inability to commercialize our product candidates; and

•                  decreased demand for our product candidates, if approved for commercial sale.

We currently carry product liability insurance covering our clinical trials with limits we believe are customary for other companies in our field and stage of development. Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

If our third party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States and abroad governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability, including through obligations to indemnify our third party manufacturers, or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our development and production efforts or those of our third party manufacturers, which could harm our business, prospects, financial condition or results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2014, we had federal and California net operating loss carryforwards, or NOLs, of approximately $23.5 million and $23.0 million, respectively, which expire in various years beginning in 2030, if not utilized. As of December 31, 2014, we had federal and California research and development tax credit carryforwards of approximately $0.5 million and $0.3 million, respectively. The federal research and development tax credit carryforwards expire in various years beginning in 2031, if not utilized. The California research and development credit will carry forward indefinitely. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of our initial public offering and the concurrent private placement or future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our current or future contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, third parties that are also sponsoring clinical trials involving our product candidates, such as NCI and Case Western, could experience similar events relating to their computer systems, which could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. In addition, NCI may be affected by government shutdowns or withdrawn funding, which may lead to suspension or termination of ongoing NCI-sponsored clinical development of our product candidates. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. In addition, our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of our third party manufacturers, including Lonza, are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters are located in San Diego, California near major earthquake faults and fire zones. The ultimate impact on us and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile, and our stockholders may not be able to resell their shares at a desired market price and could lose all or part of their investment.

Prior to our recently completed initial public offering, there was no public market for our common stock. We cannot assure you that an active, liquid trading market for our shares will develop or persist. Our stockholders may not be able to sell their shares quickly or at a recently reported market price if trading in our common stock is not active.  The trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•                  adverse results or delays in clinical trials;

•                  inability to obtain additional funding;

•                  any delay in filing a BLA or an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that BLA or NDA;

•                  failure to successfully develop and commercialize our product candidates;

•                  changes in laws or regulations applicable to our product candidates;

•                  inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

•                  adverse regulatory decisions;

•                  introduction of new products or technologies by our competitors;

•                  failure to meet or exceed product development or financial projections we provide to the public;

•                  failure to meet or exceed the estimates and projections of the investment community;

•                  the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•                  announcements of significant acquisitions, collaborations, joint ventures or capital commitments by us or our competitors;

•                  disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•                  additions or departures of key scientific or management personnel;

•                  significant lawsuits, including patent or stockholder litigation;

•                  changes in the market valuations of similar companies;

•                  sales of our common stock by us or our stockholders in the future; and

•                  trading volume of our common stock.

In addition, the stock market in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 2, 2015, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 54% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report and our other periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We completed our initial public offering on February 4, 2015.  As a newly public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, as a public company, we are now subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. We have incurred and will continue to incur costs associated with the preparation and filing of these reports. In addition, the Sarbanes- Oxley Act of 2002, as well as rules subsequently implemented by the SEC, and the Nasdaq Global Market have imposed various other requirements on public companies, and we have incurred and will continue to incur costs associated with compliance with such requirements. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Substantially all of our existing stockholders are currently subject to lock-up agreements with the underwriters of our initial public offering that restrict the stockholders’ ability to transfer shares of our common stock for 180 days from January 29, 2015, the date of the final prospectus for our initial public offering.  These lock-up agreements limit the number of shares of common stock that may be sold during the lock-up period. Subject to certain limitations, including sales volume limitations with respect to shares held by our affiliates, substantially all of our outstanding shares prior to our initial public offering will become eligible for sale upon expiration of the lock-up period. In addition, shares issued or issuable upon exercise of options that are vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We have broad discretion in the use of the net proceeds from our recently completed initial public offering and the concurrent private placement and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our recently completed initial public offering and the concurrent private placement. Because of the number and variability of factors that will determine our use of the net proceeds from our initial public offering and the concurrent private placement, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our initial public offering and the concurrent private placement in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Additionally, our credit agreement with SVB contains covenants that restrict our ability to pay dividends. Any return to stockholders will therefore be limited to the appreciation of their stock.

Provisions in our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:

•                  authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•                  limiting the removal of directors by the stockholders;

•                  creating a staggered board of directors;

•                  prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•                  eliminating the ability of stockholders to call a special meeting of stockholders; and

•                  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our board of directors. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties.

Our principal executive offices are located at 8910 University Center Lane, Suite 700, San Diego, California 92122, in a facility we lease encompassing 7,422 square feet of office space. Our lease expires in April 2017.

Item 3.    Legal Proceedings.

We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The NASDAQ Global Market on January 30, 2015 and trades under the symbol “TCON”. Prior to January 30, 2015, there was no public market for our common stock. As a result we have not set forth quarterly information with respect to the high and low prices for our common stock for the two most recent fiscal years or provided a performance graph. On March 2, 2015, the last reported sale price of our common stock was $17.42.

Holders of Record

As of March 2, 2015, there were approximately 251 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, pursuant to our credit and security agreement with Silicon Valley Bank, we are prohibited from paying cash dividends without the prior consent of Silicon Valley Bank. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities.

During the year ended December 31, 2014, we issued and sold the following unregistered securities:

(1)         Between January 1, 2014 and December 31, 2014, we granted stock options under our 2011 Equity Incentive Plan to purchase up to an aggregate of 397,776 shares of our common stock to its employees and directors, at exercise prices per share ranging from $2.63 to $7.04. Options to purchase a total of 8,388 of these shares were exercised through February 28, 2015.

(2)         In June 2014, we issued a warrant to purchase 112,500 shares of our Series A redeemable convertible preferred stock to Silicon Valley Bank under its Amended loan and security agreement, with an exercise price of $2.00 per share.  As a result of our initial public offering, this warrant became a warrant to purchase up to 29,069 shares of our common stock at an exercise price of $7.74 per share.

(3)         In September 2014, pursuant to a Series B stock purchase agreement, we issued an aggregate of 12,400,274 shares of our Series B redeemable convertible preferred stock at a purchase price of approximately $2.19 per share, for aggregate consideration of $27.2 million.  As a result of our initial public offering, these Series B redeemable convertible preferred shares were converted into 3,204,201 shares of our common stock.

The offers, sales and issuances of the securities described in paragraph (1) above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were our employees, directors or bona fide consultants and received the securities under our 2011 Equity Incentive Plan. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about our company.

The offers, sales and issuances of the securities described in paragraphs (2) and (3) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about our company. No underwriters were involved in these transactions.

Use of Proceeds

On February 4, 2015, we completed our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-201280) that was declared effective by the SEC on January 29, 2015 and sold an aggregate of 3,600,000 shares of our common stock to the public at a price of $10.00 per share.  Wells Fargo Securities, LLC and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers of our initial public offering, which has now terminated.  After deducting underwriting discounts, commissions and offering costs paid by us of approximately $6.0 million, the net proceeds from the offering were approximately $35.0 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

The net proceeds from the offering have been invested in highly-liquid money market funds. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 6.    Selected Financial Data.

The following selected financial data should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report. The selected financial data in this section are not intended to replace our financial statements and the related notes. Our historical results are not necessarily indicative of the results that may be expected in the future and results of interim periods are not necessarily indicative of the results for the entire year.

The following tables set forth our selected financial data as of, and for the periods ended on, the dates indicated. The selected statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the summary balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements and related notes appearing elsewhere in this Annual Report.  The selected financial data for all periods presented reflects the 1-for-3.87 reverse stock split that we effected on January 16, 2015.

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except share and per share data)
Statement of Operations Data:
Collaboration revenue	$3,598	$—	$—
Operating expenses:
Research and development	7,652	6,076	3,777
General and administrative	2,125	1,484	1,449
Total operating expenses	9,777	7,560	5,226
Loss from operations	(6,179)	(7,560)	(5,226)
Other income (expense)	(630)	(148)	298
Net loss	(6,809)	(7,708)	(4,928)
Accretion to redemption value of redeemable convertible preferred stock	(297)	(248)	(216)
Net loss attributable to common stockholders	$(7,106)	$(7,956)	$(5,144)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(4.40)	$(4.93)	(3.19)
Weighted-average shares outstanding, basic and diluted(1)	1,615,044	1,614,851	1,614,851

(1)                                 See Note 1 to our financial statements included elsewhere in this Annual Report for an explanation of the methods used to calculate the net loss per share attributable to common stockholders, basic and diluted, and the number of shares used in the computation of these per share amounts.

	As of December 31,
	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$35,000	$2,276
Total assets	38,171	2,419
Working capital	22,475	328
Preferred stock warrant liabilities	246	97
Long-term debt, less current portion	4,258	1,764
Redeemable convertible preferred stock	49,880	23,929
Accumulated deficit	(34,180)	(27,371)
Total stockholders’ deficit	(32,174)	(25,344)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and future financial performance, includes forward-looking statements that are based upon current beliefs, plans and expectations and involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause our actual results and the timing of selected events to differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section within Part I of this Annual Report entitled “Forward-Looking Statements.”

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, AMD and fibrotic diseases. We are a leader in the field of endoglin biology and are using our expertise to develop antibodies that bind to the endoglin receptor. Endoglin is essential to angiogenesis, the process of new blood vessel formation, and a key contributor to the development of fibrosis, or tissue scarring. Our lead product candidate, TRC105, is an anti-endoglin antibody that is being developed for the treatment of multiple solid tumor types in combination with VEGF inhibitors. TRC105 has been studied in six completed Phase 2 clinical trials and three completed Phase 1 clinical trials, and it is currently being studied in five Phase 2 clinical trials. Our other product candidates are TRC205, an anti-endoglin antibody that is in preclinical development for the treatment of fibrotic diseases, and TRC102, which is a small molecule that is in clinical development for the treatment of lung cancer and glioblastoma. In March 2014, Santen licensed from us exclusive worldwide rights to develop and commercialize our anti-endoglin antibodies for ophthalmology indications.

We have collaborated with NCI, which has selected TRC105 and TRC102 for federal funding of clinical development, as well as Case Western. Under these collaborations, NCI has sponsored or is sponsoring seven completed or ongoing clinical trials of TRC105 and TRC102, and Case Western is sponsoring two ongoing clinical trials of TRC102.  We anticipate that NCI will complete ongoing Phase 2 clinical trials of TRC105 and may initiate other Phase 2 clinical trials in addition to the Phase 2 clinical trials of TRC105 that we are sponsoring. Based on correspondence with NCI in June 2014, we expect that Phase 2 clinical trials of TRC102 will be completed with NCI funding. If merited by Phase 2 data, we expect to fund initial Phase 3 clinical trials of TRC105 and TRC102 and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI will sponsor Phase 3 clinical trials in additional indications.

The following chart summarizes key information regarding ongoing and planned development of our product candidate pipeline:

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. We have not generated any revenue from product sales and, through December 31, 2014, have funded our operations primarily with the aggregate net proceeds of $79.1 million from the private placement of redeemable convertible preferred stock and common stock, a $10.0 million one-time upfront fee received in connection with our collaboration with Santen and $10.0 million of commercial bank debt under our credit facility with SVB.

We do not own or operate, nor do we expect to own or operate, facilitates for product manufacturing, storage, distribution or testing. We contract with third parties for the manufacture of our product candidates, including with Lonza for the manufacture of TRC105 drug substance, and we intend to continue to do so in the future.

As of March 2, 2015, we had a portfolio of 12 issued patents and allowed applications and five pending patent applications in the United States and 17 issued patents and 48 pending patent applications outside the United States, with pending and issued claims relating to our product candidates. Fourteen of our issued patents cover anti-endoglin antibodies that we have selected as the core focus of our development approach. These figures include in-licensed patents and patent applications to which we hold exclusive commercial rights in non-ophthalmologic fields of use.

We have incurred losses from operations in each year since our inception. Our net losses were $6.8 million and $7.7 million for the years ended December 31, 2014 and 2013, respectively.  At December 31, 2014, we had an accumulated deficit of $34.2 million.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•                  continue to conduct clinical trials of our product candidates;

•                  continue our research and development efforts;

•                  manufacture preclinical study and clinical trial materials;

•                  maintain, expand and protect our intellectual property portfolio;

•                  seek regulatory approvals for our product candidates that successfully complete clinical trials;

•                  hire additional staff, including clinical, operational, financial and technical personnel to execute on our business plan and create additional infrastructure to support our operations as a public company; and

•                  implement operational, financial and management systems.

We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts and the timing and nature of the regulatory approval process for our product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

At December 31, 2014, we had cash and cash equivalents totaling $35.0 million. In February 2015, we completed our initial public offering and a concurrent private placement in which we sold 3,600,000 shares and 500,000 shares, respectively, of our common stock at a price per share of $10.00 for net proceeds of approximately $35.0 million.

Collaboration and License Agreements

Santen Pharmaceutical Co., Ltd.

In March 2014, we entered into a license agreement with Santen, under which we granted Santen an exclusive, worldwide license to certain patents, information and know-how related to TRC105, or the TRC105 Technology. Under the agreement, Santen is permitted to use, develop, manufacture and commercialize TRC105 products for ophthalmology indications, excluding systemic treatment of ocular tumors. Santen also has the right to grant sublicenses to affiliates and third party collaborators, provided such sublicenses are consistent with the terms of our agreement. Santen has sole responsibility for funding, developing, seeking regulatory approval for and commercializing TRC105 products in the field of ophthalmology.

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

Other License Agreements

As further described in the “Contractual Obligations and Commitments” section below, certain of our other license agreements have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, and we may be required to make milestone payments and royalty payments in connection with the sale of products developed under these agreements. We do not currently have any significant ongoing annual payment obligations under these agreements.

Financial Operations Overview

Revenue

Our revenue to date has been derived solely from our March 2014 collaboration with Santen. The terms of this arrangement contain multiple deliverables, which include at inception: (1) a license to patents, information and know-how related to TRC105; (2) technology transfer; (3) collaboration, including technical and regulatory support provided by us; (4) manufacturing and supply obligations; and (5) shared CMC development activities. The license agreement provides that we may receive various types of payments, including an upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance, reimbursement of certain development costs, milestone payments, and royalties on net product sales. In accordance with our revenue recognition policy described in detail below, we have identified one single unit of accounting for all the deliverables under the agreement and are recognizing revenue for the fixed or determinable collaboration consideration on a straight-line basis over the estimated development period.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing of any future achievement of milestones and the extent to which any of our products are approved and successfully commercialized by us or Santen. If we or Santen fail to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, our results of operations and our financial position could be adversely affected.

Research and Development Expenses

Research and development expenses consist of costs associated with the preclinical and clinical development of our product candidates. These costs consist primarily of:

•                  salaries and employee-related expenses, including stock-based compensation and benefits for personnel in research and development functions;

•                  costs associated with conducting our preclinical, development and regulatory activities, including fees paid to third-party professional consultants, service providers and our scientific advisory board;

•                  costs incurred under clinical trial agreements with investigative sites;

•                  costs to acquire, develop and manufacture preclinical study and clinical trial materials;

•                  payments related to licensed products and technologies; and

•                  facilities, depreciation and other expenses, including allocated expenses for rent and maintenance of facilities.

Research and development costs, including third-party costs reimbursed by Santen as part of our collaboration, are expensed as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received.

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Third-party research and development expenses:
TRC105	$4,730	$3,941	$2,063
TRC102	25	42	25
TRC205	98	—	—
Total third-party research and development expenses	4,853	3,983	2,088
Unallocated expenses	2,799	2,093	1,689
Total research and development expenses	$7,652	$6,076	$3,777

Unallocated expenses consist primarily of our internal personnel costs, facility costs and scientific advisory board related expenses.

We plan to substantially increase our current level of research and development expenses for the foreseeable future as we: (1) continue Phase 2 development of TRC105 in our initial oncology indications of soft tissue sarcoma, renal cell carcinoma and glioblastoma in combination with approved VEGF inhibitors, (2) expand the development program for TRC105 into large market oncology indications, (3) continue preclinical and initiate clinical development of TRC205 in fibrosis, and (4) contingent upon successful completion of Phase 2 development, initiate Phase 3 development of TRC105 in our initial oncology indications.

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

The costs of clinical trials to us may vary significantly based on factors such as:

•                  the extent to which costs are borne by third parties such as NCI;

•                  per patient trial costs;

•                  the number of sites included in the trials;

•                  the countries in which the trials are conducted;

•                  the length of time required to enroll eligible patients;

•                  the number of patients that participate in the trials;

•                  the number of doses that patients receive;

•                  the drop-out or discontinuation rates of patients;

•                  potential additional safety monitoring or other studies requested by regulatory agencies;

•                  the duration of patient follow-up;

•                  the phase of development of the product candidate; and

•                  the efficacy and safety profile of the product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include accounting and legal services, expenses associated with obtaining and maintaining patents, the cost of various consultants and occupancy costs.

We anticipate that our general and administrative expenses will substantially increase for the foreseeable future as we increase our headcount to support our continued research and development of our product candidates and the increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations related costs.

Other Income (Expense)

Other income (expense) primarily consists of changes in the fair value of preferred stock purchase rights that were fully settled in 2013 and changes in the fair value of preferred stock warrant liabilities related to warrants for the purchase of Series A redeemable convertible preferred stock. We do not expect any further fair value adjustments for these warrants subsequent to our initial public offering. In addition, other income (expense) includes interest charges related to our outstanding commercial bank debt.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies related to revenue recognition, stock-based compensation and preferred stock warrant liabilities are most critical to understanding and evaluating our reported financial results.

Revenue Recognition

We recognize revenues when all four of the following criteria are met: (1) there is persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as long-term deferred revenue.

We evaluate multiple-element arrangements, such as our collaboration with Santen, to determine: (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (a) the delivered items have value to the customer on a standalone basis and (b) if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing and commercialization capabilities of the partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the partner can use the delivered items for their intended purpose without the receipt of the remaining elements, whether the value of the deliverable is dependent on the undelivered items and whether there are other vendors that can provide the undelivered elements.

Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. We use the following hierarchy of values to estimate the selling price of each deliverable: (1) vendor-specific objective evidence of fair value; (2) third-party evidence of selling price; and (3) best estimate of selling price, or BESP. The BESP reflects our best estimate of what the selling price would be if we regularly sold the deliverable on a standalone basis. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, we consider applicable market conditions and relevant entity-specific factors, including factors that are contemplated in negotiating an arrangement and estimated costs. We validate the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

We then apply the applicable revenue recognition criteria to each of the separate units of accounting in determining the appropriate period and pattern of recognition. If there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, then we recognize revenue under the arrangement on a straight-line basis over the period we expect to complete our performance obligations.

With respect to revenues derived from reimbursement of direct, out- of-pocket expenses for research and development costs associated with collaborations, where we act as a principal with discretion to choose suppliers, bear credit risk, and perform part of the services required in the transaction, we record revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

Milestones

We use the milestone method of accounting and revenue is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved and the payment is non-refundable, provided that the milestone event is substantive. A milestone event is defined as an event (1) that can only be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance; (2) for which there is substantive uncertainty at the inception of the arrangement that the event will be achieved; and (3) that would result in additional payments being due to us. Events for which the occurrence is either contingent solely upon the passage of time or the result of a counterparty’s performance are not considered to be milestone events. A milestone event is substantive if all of the following conditions are met: (a) the consideration is commensurate with either our performance to achieve the milestone, or the enhancement of the value to the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone; (b) the consideration relates solely to past performance; and (c) the consideration is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement. We assess whether a milestone is substantive at the inception of each arrangement. If a milestone is deemed non-substantive, we will account for that milestone payment in accordance with the multiple element arrangements guidance and recognize it consistent with the related units of accounting for the arrangement over the related performance period.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option grants recognized as expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. We estimate the fair value of stock option grants using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the risk-free interest rate, the expected dividend yield of our common stock, the expected volatility of the price of our common stock and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. See Note 6 to our financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our employee stock options granted in 2014, 2013 and 2012.

The following table summarizes the stock-based compensation expense recognized in our financial statements:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Research and development	$178	$184	$47
General and administrative	93	91	11
Total stock-based compensation expense	$271	$275	$58

As of December 31, 2014, the unrecognized stock-based compensation expense related to outstanding employee stock options was $1.4 million and is expected to be recognized as expense over a weighted-average period of approximately 3.5 years.

Determination of the fair value of common stock

Prior to our initial public offering, the fair value of the common stock underlying our stock-based awards was determined on each grant date by our board of directors, with input from management. All options to purchase shares of our common stock were intended to be granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant, determined in good faith and based on the information known to us on the date of grant.

Following the closing of our initial public offering, our board of directors determines the fair value of our common stock based on its closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.

Preferred Stock Warrant Liabilities

We classified freestanding warrants for the purchase of shares of our redeemable convertible preferred stock as liabilities on our balance sheets at their estimated fair value since the underlying redeemable convertible preferred stock was classified as temporary equity. At the end of each reporting period, changes in the estimated fair value during the period are recorded as a component of other income (expense). Prior to the completion of our initial public offering, we estimated the fair values of the redeemable convertible preferred stock warrants using the Black-Scholes option pricing model based on inputs as of the valuation measurement dates for: the estimated fair value of the underlying redeemable convertible preferred stock; the remaining contractual terms of the warrants; the risk-free interest rates; the expected dividend yield and the estimated volatility of the price of the redeemable convertible preferred stock. The completion of our initial public offering resulted in the conversion of all of our redeemable convertible preferred stock into common stock and the warrants became exercisable for shares of our common stock. Upon such conversion, the redeemable convertible preferred stock warrants were classified as a component of stockholders’ equity (deficit) and are no longer be subject to remeasurement.

Other Company Information

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2014, we had federal and California net operating loss, or NOL, carryforwards, of approximately $23.5 million and $23.0 million, respectively. The federal and California NOL carryforwards will begin expiring in 2030, unless previously utilized. At December 31, 2014, we had federal and California research and development credit carryforwards of approximately $0.5 million and $0.3 million, respectively. The federal research and development credit carryforwards will begin expiring in 2031, unless previously utilized. The California research and development credit carryforwards do not expire unless limited by Section 382 as discussed below.

Pursuant to Sections 382 and 383 of the Code, our annual use of our NOL and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. We completed a Section 382/383 analysis regarding the limitation of our NOL and research and development credit carryforwards as of December 31, 2011 and as a result of the analysis, an ownership change was determined to have occurred and certain deferred tax assets were written off. Future ownership changes, including potentially as a result of the closing of our initial public offering and the concurrent private placement or subsequent shifts in our stock ownership may further limit our ability to utilize our remaining NOL and research and development tax credit carryforwards. As of December 31, 2014, we had a full valuation allowance against our deferred tax assets.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We are relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014- 09 will have on our financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following among other things (1) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and stockholders’ equity, (2) eliminates the need to label the financial statements as those of a development stage entity, (3) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and (4) amends FASB Accounting Standards Codification, or ASC, 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. We early adopted this new guidance in our financial statements for the year ended December 31, 2013, and therefore have not labeled our financial statements as those of a development stage entity or included the previously required inception-to-date information.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable that when, considered in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, for both annual and interim periods. ASU 2014-15 also requires certain disclosures around management’s plans and evaluation, as well as the plans, if any, that are intended to mitigate those conditions or events that will alleviate the substantial doubt. ASU 2014-15 is effective for fiscal years ending after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-15 will have on our financial statements and related disclosures.

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013:

	Years Ended December 31,		Increase /
	2014	2013	(Decrease)
	(in thousands)
Collaboration revenue	$3,598	$—	$3,598
Research and development expenses	7,652	6,076	1,576
General and administrative expenses	2,125	1,484	641
Other income (expense)	(630)	(148)	482

Collaboration revenue.  Collaboration revenue was $3.6 million and $0 million for the years ended December 31, 2014 and 2013, respectively. The increase in revenue was as a result of the collaboration we entered into with Santen in March 2014. Prior to our collaboration with Santen in 2014, we did not engage in any revenue generating activities.

Research and development expenses.  Research and development expenses were $7.7 million and $6.1 million for the years ended December 31, 2014 and 2013, respectively. The increase of $1.6 million was due primarily to increased clinical study expenses related to TRC105 and increased compensation related expenses due to increased headcount, partially offset by decreased manufacturing expenses in 2014.

General and administrative expenses.  General and administrative expenses were $2.1 million and $1.5 million for the years ended December 31, 2014 and 2013, respectively. The increase of $0.6 million was due primarily to increased professional services, including accounting and legal expenses related to our licensing activities, and compensation related expenses due to increased headcount in 2014.

Other income (expense).   Other income (expense) was ($0.6) million and $(0.1) million for the years ended December 31, 2014 and 2013, respectively. The increase of $0.5 million in other income (expense) was primarily the result of interest expense related to the aggregate principal amount of $10.0 million we borrowed under our credit facility with SVB in November 2013, June 2014, and September 2014, offset by changes in the fair value of our preferred stock rights and preferred stock warrant liabilities.

Comparison of the Years Ended December 31, 2013 and 2012

The following table summarizes our results of operations for the years ended December 31, 2013 and 2012:

	Years Ended December 31,		Increase /
	2013	2012	(Decrease)
	(in thousands)
Collaboration revenue	$—	$—	$—
Research and development expenses	6,076	3,777	2,299
General and administrative expenses	1,484	1,449	35
Other income (expense)	(148)	298	(446)

Collaboration revenue.  Prior to 2014, we did not engage in any revenue generating activities.

Research and development expenses.  Research and development expenses were $6.1 million and $3.8 million for the years ended December 31, 2013 and 2012, respectively. The increase of $2.3 million was due primarily to manufacturing, clinical sample analysis and other expenses related to TRC105, personnel-related costs, consulting expense and stock-based compensation expense.

General and administrative expenses.  General and administrative expenses were $1.5 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively. The increase of $0.1 million was due primarily to increased general and administrative headcount offset by decreased legal fees associated with patent filings and decreased outside accounting and tax services in 2013.

Other income (expense).  Other income (expense) was $(0.1) million and $0.3 million for the years ended December 31, 2013 and 2012, respectively. The decrease of $0.4 million in other income was primarily the result of interest expense related to the $2.5 million we borrowed under our credit facility with SVB in November 2013 and the changes in fair value of our preferred stock purchase rights and preferred stock warrant liabilities.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception.  As of December 31, 2014, we had an accumulated deficit of $34.2 million, and we expect to continue to incur net losses for the foreseeable future.  We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding, and licensing or collaboration arrangements.

From our inception through December 31, 2014, we have funded our operations primarily with the aggregate net proceeds of $79.1 million from the private placement of redeemable convertible preferred stock and common stock, a $10.0 million one-time upfront fee received in connection with our collaboration with Santen and $10.0 million of commercial bank debt under our credit facility with SVB.   On February 4, 2015, we completed the initial public offering and a concurrent private placement of our common stock, which resulted in net proceeds to us of approximately $35.0 million.  We anticipate that our existing cash and cash equivalents, including the proceeds we received from our initial public offering and concurrent private placement, will fund our operations for at least the next 18 months. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

Credit Facility with SVB

In November 2013, we borrowed $2.5 million under a loan and security agreement with SVB, which we refer to as the SVB Loan. We were obligated to make interest-only payments through May 2014 and, beginning in June 2014, equal payments of principal and interest through the maturity date of August 1, 2016. The interest rate is a per annum fixed rate of 5.0%. The final payment due includes an additional fee of 7.0% of the loan amount, or $0.2 million. The SVB Loan is collateralized by all of our assets, other than our intellectual property, and contains customary events of default. In connection with the SVB Loan, we issued a warrant to purchase 37,500 shares of Series A redeemable convertible preferred stock at an exercise price of $2.00 per share. As a result of our initial public offering, this warrant became a warrant to purchase 9,689 shares of common stock at an exercise price of $7.74 per share.  The warrant is fully exercisable and expires on November 14, 2023.

The SVB Loan contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the SVB Loan.

In June 2014, we entered into an amended loan and security agreement with SVB, which we refer to as the Amended SVB Loan. The amendment did not modify the terms of the $2.5 million previously borrowed under the SVB Loan. The Amended SVB Loan provided us with a new $7.5 million growth capital loan facility that was available to us in two advances at a per annum fixed interest rate of 4.5%. The first advance of $5.0 million was drawn in conjunction with securing the Amended SVB Loan in June 2014. The second advance of $2.5 million was drawn in September 2014. We were obligated to make interest-only payments on all outstanding advances under the Amended SVB Loan through November 30, 2014, and are subsequently obligated to make monthly principal and interest payments to fully amortize the outstanding balance through the November 1, 2016 maturity date. The final payment due includes an additional fee of 9.0% of all growth capital advances and prepayment of loan amounts are subject to additional fees. In connection with the Amended SVB Loan, we issued a warrant to purchase 112,500 shares of Series A redeemable convertible preferred stock at an exercise price of $2.00 per share. As a result of our initial public offering, this warrant became a warrant to purchase 29,069 shares of common stock at an exercise price of $7.74 per share.  The warrant is fully exercisable and expires on June 4, 2024.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,758	$(6,670)	$(5,431)
Investing activities	(70)	(7)	(10)
Financing activities	31,036	6,494	3,974
Net increase (decrease) in cash and cash equivalents	$32,724	$(183)	$(1,467)

Operating activities.  Net cash provided by operating activities was $1.8 million for the year ended December 31, 2014 and was primarily the result of $6.9 million of deferred revenue related to the $10.0 million one-time upfront payment received in conjunction with our collaboration with Santen, offset by our net loss for the period.  Net cash used in operating activities was $6.7 million and $5.4 million for the years ended December 31, 2013 and 2012, respectively, and was primarily due to our net loss and changes in our accounts payable and accrued expense accounts for each of these years.

Investing activities.  Net cash used in investing activities was due to purchases of property and equipment in each period.

Financing activities.  Net cash provided by financing activities was $31.0 million and $6.5 million for the years ended December 31, 2014 and 2013, respectively. Net cash provided by financing activities during the year ended December 31, 2014 resulted from $25.7 million of net proceeds from our sale of Series B redeemable convertible preferred stock in September 2014 and net borrowings from our credit facility with SVB, offset in part by costs paid in connection with our initial public offering which closed in February 2015.  Net cash provided by financing activities during the year ended December 31, 2013 was a result of $4.0 million of net proceeds from our sale of Series A redeemable convertible preferred stock and the $2.5 million of borrowings under our SVB Loan. Net cash provided by financing activities during the year ended December 31, 2012 was a result of $4.0 million of net proceeds from our sale of Series A redeemable convertible preferred stock.

Funding Requirements

At December 31, 2014, we had cash and cash equivalents totaling $35.0 million.  In February 2015, we completed our initial public offering and a concurrent private placement in which we sold 3,600,000 shares and 500,000 shares, respectively, of our common stock for net proceeds of approximately $35.0 million.  We believe that our existing cash, together with interest thereon, will be sufficient to meet our anticipated cash requirements for at least the next 18 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•                  our ability to enter into and maintain our collaborations, including our collaboration with Santen;

•                  our ability to achieve, and our obligations to make, milestone payments under our collaboration and license agreements;

•                  our ability to initiate, and the progress and results of, our planned clinical trials of TRC105;

•                  Santen’s ability to initiate, and the progress and results of, Santen’s planned clinical trials of DE-122;

•                  the scope, progress, results and costs of preclinical development, and clinical trials of our other product candidates;

•                  the costs, timing and outcome of regulatory review of our product candidates;

•                  the revenue, if any, received from commercial sales of our product candidates for which we or any of our partners, including Santen, may receive marketing approval;

•                  the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•                  the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval and do not partner for commercialization; and

•                  the extent to which we acquire or in-license other products and technologies.

Until we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, collaborations and licensing arrangements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2014:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations, including interest and final payment(1)	$10,348	$5,109	$5,239	$—	$—
Operating lease obligations(2)	475	199	276	—	—
Total	$10,823	$5,308	$5,515	$—	$—

(1)                                 We will make principal and interest payments to SVB in accordance with required payment schedule.

(2)                                 Our operating lease obligations relate to our corporate headquarters in San Diego, California. We lease 3,548 square feet of office space under an operating lease that expires in April 2017. Amounts do not include the impact of a February 2015 amendment to the operating lease that expanded the lease space to 7,422 square feet.  Our total future minimum payments under the amended lease agreement increased by approximately $0.3 million and the April 2017 expiration date of the lease was unchanged.

Under each of our license agreements we may have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. We do not have any significant ongoing annual payment obligations under these license agreements. As of December 31, 2014, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above. These commitments include the following:

•                  Under our license agreement with Health Research Inc. and Roswell Park Cancer Institute, referred to collectively as RPCI, we may be required to pay up to an aggregate of approximately $6.4 million ($0.4 million of which we have already paid) upon the achievement of certain milestones for products utilizing certain intellectual property licensed from RPCI, or the RPCI Technology, including TRC105, of which approximately $1.4 million ($0.4 million of which we have already paid) relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. We may also be required to pay up to an aggregate of approximately $6.4 million upon the achievement of certain milestones for products utilizing a patent owned by us covering humanized anti-endoglin antibodies, including TRC205, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. Upon commercialization, we will be required to pay RPCI mid single-digit royalties based on net sales of products utilizing the RPCI Technology in each calendar quarter, subject to adjustments in certain circumstances. In addition, we will be required to pay RPCI low single-digit royalties based on net sales in each calendar quarter of products utilizing our patent covering humanized anti-endoglin antibodies. Our royalty obligations continue until the expiration of the last valid claim in a patent subject to the agreement, which we expect to occur in 2029, based on the patents currently subject to the agreement.

•                  Under our license agreement with Case Western, we may be required to pay up to an aggregate of approximately $9.8 million in milestone payments, of which $650,000 relates to the initiation of certain development activities and approximately $9.1 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals. If products utilizing certain intellectual property licensed from Case Western, or the TRC102 Technology, are successfully commercialized, we will be required to pay Case Western a single-digit royalty on net sales, subject to adjustments in certain circumstances. Beginning on the earlier of a specified number of years from the effective date of the agreement and the anniversary of the effective date following the occurrence of a specified event, we will be required to make a minimum annual royalty payment of $75,000, which will be credited against our royalty obligations. In the event we sublicense any of our rights under the agreement relating to the TRC102 Technology, we will be obligated to pay Case Western a portion of certain fees we may receive under the sublicense. Our royalty obligations will continue on a country-by-country basis through the later of the expiration of the last valid claim under the TRC102 Technology or 14 years after the first commercial sale of a product utilizing the TRC102 Technology in a given country.

•                  Under our license agreement with Lonza, we are required to pay Lonza a low single-digit percentage royalty on the net selling price of TRC105 product manufactured by Lonza. In the event that we or a strategic partner or collaborator manufactures the product, we will be required to pay Lonza an annual lump sum payment of £75,000, along with a low single-digit percentage royalty on the net selling price of the manufactured TRC105 product. In the event that we sublicense our manufacturing rights under the agreement (other than to a strategic partner or collaborator), we will be obligated to pay Lonza an annual lump sum payment of £300,000 per sublicense, along with a low single-digit percentage royalty on the net selling price of the manufactured TRC105 product. If, on a country-by-country basis, the manufacture or sale of the TRC105 product is not protected by a valid claim in a licensed patent, our royalty obligations in such country will decrease and will expire 12 years after the first commercial sale of the product.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the applicable rules of the SEC.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of cash and a money market fund. We do not hold any short-term investments. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our long-term debt bears interest at a fixed rate.

Foreign Currency Exchange Risk

We incur significant expenses, including for manufacturing of clinical trial materials, outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, including Pounds Sterling. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. However, to date, these fluctuations have not been significant. Based on our purchase commitments for our 2014 fiscal year, a movement of 10% in the U.S. dollar to Pounds Sterling exchange rate would not have a material effect on our results of operations or financial condition.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations or financial condition during the periods presented.

Item 8.    Financial Statement and Other Supplementary Information.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

TRACON Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of TRACON Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related statements of operations, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TRACON Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

March 10, 2015

TRACON Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$35,000	$2,276
Prepaid and other assets	728	99
Total current assets	35,728	2,375
Property and equipment, net	97	20
Other assets	2,346	24
Total assets	$38,171	$2,419
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,974	$1,273
Current portion of deferred revenue	4,357	—
Preferred stock warrant liabilities	246	97
Long-term debt, current portion	4,676	677
Total current liabilities	13,253	2,047
Deferred rent	50	12
Deferred revenue	2,546	—
Accrued expenses	358	11
Long-term debt, less current portion	4,258	1,764
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.001 par value; authorized shares—24,900,000 and 12,500,000 at December 31, 2014 and 2013, respectively; issued and outstanding shares—24,650,273 and 12,249,999 at December 31, 2014 and 2013, respectively; liquidation preference of $51,700 and $49,000 at December 31, 2014 and 2013, respectively	49,880	23,929
Stockholders’ deficit:
Common stock, $0.001 par value; authorized shares—40,000,000 at December 31, 2014 and 25,000,000 at December 31, 2013; issued and outstanding—1,633,854 and 1,614,851 at December 31, 2014 and 2013, respectively	2	2
Additional paid-in capital	2,004	2,025
Accumulated deficit	(34,180)	(27,371)
Total stockholders’ deficit	(32,174)	(25,344)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$38,171	$2,419

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013	2012
Collaboration revenue	$3,598	$—	$—
Operating expenses:
Research and development	7,652	6,076	3,777
General and administrative	2,125	1,484	1,449
Total operating expenses	9,777	7,560	5,226
Loss from operations	(6,179)	(7,560)	(5,226)
Other income (expense):
Interest expense, net	(667)	(30)	—
Change in fair value of preferred stock purchase rights	—	(84)	298
Change in fair value of preferred stock warrant liabilities	37	(34)	—
Total other income (expense)	(630)	(148)	298
Net loss	(6,809)	(7,708)	(4,928)
Accretion to redemption value of redeemable convertible preferred stock	(297)	(248)	(216)
Net loss attributable to common stockholders	$(7,106)	$(7,956)	$(5,144)
Net loss per share attributable to common stockholders, basic and diluted	$(4.40)	$(4.93)	$(3.19)
Weighted-average shares outstanding, basic and diluted	1,615,044	1,614,851	1,614,851

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance at December 31, 2011	8,250,000	$14,556	1,614,851	$2	$2,156	$(14,735)	$(12,577)
Issuance of Series A redeemable convertible preferred stock in July 2012 for cash of $2.00 per share, net of offering costs of $26 and preferred stock purchase rights of $323	2,000,000	4,297	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	216	—	—	(216)	—	(216)
Stock-based compensation	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	(4,928)	(4,928)
Balance at December 31, 2012	10,250,000	19,069	1,614,851	2	1,998	(19,663)	(17,663)
Issuance of Series A redeemable convertible preferred stock in May 2013 for cash of $2.00 per share, net of offering costs of $6 and preferred stock purchase rights of $618	1,999,999	4,612	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	248	—	—	(248)	—	(248)
Stock-based compensation	—	—	—	—	275	—	275
Net loss	—	—	—	—	—	(7,708)	(7,708)
Balance at December 31, 2013	12,249,999	23,929	1,614,851	2	2,025	(27,371)	(25,344)
Issuance of Series B redeemable convertible preferred stock in September for cash of $2.1935 per share, net of offering costs of $1,546	12,400,274	25,654	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	297	—	—	(297)	—	(297)
Exercise of common stock options	—	—	19,003	—	—	—	—
Vested shares related to repurchase liability	—	—	—	—	5	—	5
Stock-based compensation	—	—	—	—	271	—	271
Net loss	—	—	—	—	—	(6,809)	(6,809)
Balance at December 31, 2014	24,650,273	$49,880	1,633,854	$2	$2,004	$(34,180)	$(32,174)

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(6,809)	$(7,708)	$(4,928)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	271	275	58
Depreciation and amortization	15	7	6
Amortization of debt discount	99	4	—
Noncash interest	300	22	—
Change in fair value of preferred stock warrant liability	(37)	34	—
Change in fair value of preferred stock purchase rights	—	84	(298)
Deferred rent	45	8	—
Deferred revenue	6,903	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,701)	9	(74)
Accounts payable and accrued expenses	2,672	595	(195)
Net cash provided by (used in) operating activities	1,758	(6,670)	(5,431)
Cash flows from investing activities
Purchase of property and equipment	(70)	(7)	(10)
Net cash used in investing activities	(70)	(7)	(10)
Cash flows from financing activities
Proceeds from long-term debt	7,500	2,500	—
Repayment of long-term debt	(920)	—	—
Proceeds from sale of preferred stock, net of offering costs	25,654	3,994	3,974
Proceeds from exercise of common stock options	52	—	—
Costs paid in connection with initial public offering	(1,250)	—	—
Net cash provided by financing activities	31,036	6,494	3,974
Net increase (decrease) in cash	32,724	(183)	(1,467)
Cash and cash equivalents at beginning of period	2,276	2,459	3,926
Cash and cash equivalents at end of period	$35,000	$2,276	$2,459
Supplemental disclosure of cash flow information
Interest paid	$270	$4	$—
Supplemental schedule of noncash investing and financing activities
Exercise of stock right for preferred stock	$—	$618	$323
Issuance of preferred stock warrants in connection with long-term debt	$186	$63	$—

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Notes to Financial Statements

1.                                      Organization and Summary of Significant Accounting Policies

Organization and Business

TRACON Pharmaceuticals, Inc. (formerly Lexington Pharmaceuticals, Inc.) (TRACON or the Company) was incorporated in the state of Delaware on October 28, 2004. TRACON is a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, age-related macular degeneration and fibrotic diseases. The Company’s research focuses on antibodies that bind to the endoglin receptor, which is essential to angiogenesis (the process of new blood vessel formation) and a key contributor to fibrosis (tissue scarring).

Use of Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to revenue recognition and the valuation of equity awards. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Reverse Stock Split

On January 16, 2015, the Company effected a one-for-3.87 reverse stock split of its common stock (the Reverse Stock Split). The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock and the conversion ratio of the redeemable convertible preferred stock have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash in a bank deposit account and a money market account. At December 31, 2014 and 2013, the Company held cash equivalents of $34.8 million and $0 million, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the related assets, which is generally five years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the related assets.  Repairs and maintenance costs are charged to expense as incurred.

Other Assets

Other assets primarily consist of the Company’s deferred IPO costs. These costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of its common stock. Future costs will be deferred until the completion of the IPO, at which time they will be reclassified to additional paid-in capital as a reduction of the IPO proceeds.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying balance sheets. Tenant improvement allowances and other lease incentives are recorded as liabilities and are amortized on a straight-line basis over the term of the lease as reductions to rent expense.

Preferred Stock Warrant Liabilities

The Company has issued freestanding warrants to purchase shares of its Series A redeemable convertible preferred stock. Since the underlying Series A redeemable convertible preferred stock is classified outside of permanent equity, these preferred stock warrants are classified as liabilities in the accompanying balance sheets. The Company adjusts the carrying value of such preferred stock warrants to their estimated fair value at each reporting date, with any related increases or decreases in the fair value recorded as an increase or decrease to other income (expense) in the statements of operations. Upon completion of the Company’s initial public offering in February 2015, the warrants no longer require liability accounting and the then fair value of the warrant liability was reclassified into equity.

Revenue Recognition

The Company’s revenue is derived from its license agreement with Santen Pharmaceutical Co., Ltd. (Santen) as described in Note 7. The Company recognizes revenue when all four of the following criteria are met: (1) there is persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as long-term deferred revenue.

The Company evaluates multiple-element arrangements to determine: (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. Deliverables are considered separate units of accounting provided that: (a) the delivered items have value to the customer on a standalone basis and (b) if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the Company’s control. In assessing whether an item has standalone value, the Company considers factors such as the research, manufacturing and commercialization capabilities of the partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the partner can use the other deliverables for their intended purpose without the receipt of the remaining elements, whether the value of the deliverable is dependent on the undelivered items and whether there are other vendors that can provide the undelivered elements.

Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. The Company uses the following hierarchy of values to estimate the selling price of each deliverable: (1) vendor-specific objective evidence of fair value; (2) third-party evidence of selling price; and (3) best estimate of selling price (BESP). The BESP reflects the Company’s best estimate of what the selling price would be if the Company regularly sold the deliverable on a standalone basis. In developing the BESP for a unit of accounting, the Company considers applicable market conditions and relevant entity-specific factors, including factors that are contemplated in negotiating an arrangement and estimated costs. The Company validates the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

The Company then applies the applicable revenue recognition criteria to each of the separate units of accounting in determining the appropriate period and pattern of recognition. If there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, then the Company recognizes revenue under the arrangement on a straight-line basis over the period the Company expects to complete its performance obligations.

With respect to revenue derived from reimbursement of direct, out-of-pocket expenses for research and development costs associated with collaborations, where the Company acts as a principal with discretion to choose suppliers, bear credit risk, and perform part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

Milestones

The Company uses the milestone method of accounting and revenue is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved and the payment is non-refundable, provided that the milestone event is substantive. A milestone event is defined as an event: (1) that can only be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance; (2) for which there is substantive uncertainty at the inception of the arrangement that the event will be achieved; and (3) that would result in additional payments being due to the Company. Events for which the occurrence is either contingent solely upon the passage of time or the result of a counterparty’s performance are not considered to be milestone events. A milestone event is substantive if all of the following conditions are met: (a) the consideration is commensurate with either the Company’s performance to achieve the milestone, or the enhancement of the value to the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (b) the consideration relates solely to past performance; and (c) the consideration is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

The Company assesses whether a milestone is substantive at the inception of each arrangement. If a milestone is deemed non-substantive, the Company will account for that milestone payment in accordance with the multiple element arrangements guidance and recognize it consistent with the related units of accounting for the arrangement over the related performance period.

Research and Development Costs

Research and development costs, including license fees, are expensed as incurred.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option grants recognized as expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model.

The Company accounts for stock options granted to non-employees using the fair value approach. These option grants, if any, are subject to periodic revaluation over their vesting terms.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance that requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company early adopted this guidance for the year ended December 31, 2013, which is reflected in the financial statements as of and for the year ended December 31, 2013. There was no material impact on the financial statements upon adoption.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and comprehensive loss were the same for all periods presented.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 2,863 weighted-average shares subject to repurchase from the weighted-average number of common shares outstanding for the year ended December 31, 2014 and had no common shares subject to repurchase in 2013. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of redeemable convertible preferred stock, warrants for the purchase of redeemable convertible preferred stock and options outstanding under the Company’s stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31,
	2014	2013	2012
Redeemable convertible preferred stock outstanding	6,369,567	3,165,366	2,648,572
Preferred stock warrants	38,758	9,689	—
Common stock options	1,023,847	685,071	374,668
	7,432,172	3,860,126	3,023,240

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following, among other things: (1) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and stockholders’ equity; (2) eliminates the need to label the financial statements as those of a development stage entity; (3) eliminates the need to disclose a description of the development stage activities in which the entity is engaged; and (4) amends FASB Accounting Standards Codification (ASC) 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company early adopted this new guidance in its financial statements for the year ended December 31, 2013, and therefore has not labeled its financial statements as those of a development stage entity or included the previously required inception-to-date information.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable that when, considered in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, for both annual and interim periods. ASU 2014-15 also requires certain disclosures around management’s plans and evaluation, as well as the plans, if any, that are intended to mitigate those conditions or events that will alleviate the substantial doubt. ASU 2014-15 is effective for fiscal years ending after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-15 will have on its financial statements and related disclosures.

2.                                      Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Computer and office equipment	$154	$101
Furniture and fixtures	25	17
Leasehold improvements	31	—
	210	118
Less accumulated depreciation and amortization	(113)	(98)
	$97	$20

Depreciation expense related to property and equipment totaled approximately $15,000 and $7,000 for the years ended December 31, 2014 and 2013, respectively.

3.                                      Fair Value Measurements

The carrying amounts of cash and cash equivalents, prepaid and other assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, which is considered a Level 2 input, the Company believes that the fair value of long-term debt approximates its carrying value. Preferred stock warrant liabilities and preferred stock purchase rights are recorded at fair value.

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets.

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company has no financial assets that are measured at fair value on a recurring basis. Financial liabilities that are measured at fair value on a recurring basis include the preferred stock warrant liabilities and preferred stock purchase rights. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Liabilities measured at fair value on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2014:
Preferred stock warrant liabilities	$246	$—	$—	$246
At December 31, 2013:
Preferred stock warrant liabilities	$97	$—	$—	$97

All preferred stock warrants are recorded at fair value utilizing the Black-Scholes option pricing model using significant unobservable inputs consistent with the inputs used for the Company’s stock-based compensation expense adjusted for the preferred stock warrants’ expected life. The preferred stock purchase rights noted below were recorded at fair value based on the valuation model discussed in Note 6.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

	Warrant Liabilities	Preferred Stock Purchase Rights
Balance at December 31, 2012	$—	$534
Exercise of preferred stock purchase rights	—	(618)
Issuance of preferred stock warrants	63	—
Change in fair value	34	84
Balance at December 31, 2013	97	—
Issuance of preferred stock warrants	186	—
Change in fair value	(37)	—
Balance at December 31, 2014	$246	$—

4.                                      Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	December 31,
	2014	2013
Long-term debt	$9,080	$2,500
Less debt discount, net of current portion	(35)	(25)
Long-term debt, net of debt discount	9,045	2,475
Less current portion of long-term debt	(4,787)	(711)
Long-term debt, net of current portion	$4,258	$1,764
Current portion of long-term debt	$4,787	$711
Current portion of debt discount	(111)	(34)
Current portion of long-term debt, net	$4,676	$677

In November 2013, the Company borrowed $2.5 million under a loan and security agreement with Silicon Valley Bank (SVB Loan). The Company is obligated to make interest-only payments through May 2014 and, beginning in June 2014, equal payments of principal and interest through the maturity date of August 1, 2016. The interest rate is a per annum fixed rate of 5.0%. The final payment due includes an additional fee of 7.0% of the loan amount, or $0.2 million, which is being accreted over the term of the debt using the effective interest method and is included in interest expense. The loan is collateralized by all assets of the Company, other than intellectual property. The SVB Loan contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the SVB Loan.

In June 2014, the Company entered into an amended loan and security agreement with SVB (the Amended SVB Loan). The amendment did not modify the repayment terms of the $2.5 million previously borrowed under the SVB Loan. The Amended SVB Loan provided the Company with a new $7.5 million growth capital loan facility, available to the Company in two advances at a per annum fixed interest rate of 4.5%. The first advance of $5.0 million was drawn in conjunction with securing the Amended SVB Loan in June 2014. The second advance of $2.5 million was drawn in September 2014. The Company was obligated to make interest-only payments on all outstanding advances under the Amended SVB Loan through November 30, 2014, and is subsequently obligated to make monthly principal and interest payments to fully amortize the outstanding balance through the November 1, 2016 maturity date. The final payment due includes an additional fee of 9.0% of all growth capital advances, or $0.7 million, which is being accreted over the term of the debt using the effective interest method and is included in interest expense. The prepayment of loan amounts is subject to additional fees.

In connection with the SVB Loan and the Amended SVB Loan, the Company issued warrants to purchase 37,500 shares and 112,500 shares of Series A redeemable convertible preferred stock, respectively, at an exercise price of $2.00 per share.  The warrants are fully exercisable and expire on November 14, 2023 and June 4, 2024, respectively. The initial fair value of the warrants as of the November 2013 and June 2014 issuance dates were was estimated to be $0.1 million and $0.2 million, respectively, based on the application of the Black-Scholes option pricing model, and these discounts are being amortized to interest expense using the effective interest method over the term of the debt.  Upon completion of the Company’s initial public offering in February 2015, the warrants became exercisable for an aggregate of 38,758 shares of common stock at an exercise price of $7.74 per share.

The SVB Loan and the Amended SVB Loan are collateralized by all assets of the Company, other than intellectual property, and contain customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the SVB Loan and the Amended SVB Loan.

Future minimum principal and interest payments under the SVB Loan, including the final payment, as of December 31, 2014 are as follows (in thousands):

December 31, 2014
2015	$5,109
2016	5,239
10,348
Less interest and final payment	(1,268)
Long-term debt	$9,080

5.                                      Commitments and Contingencies

Facility Lease

The Company leases its office space under a non-cancelable operating lease that expires in April 2017. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Rent expense for each of the years ended December 31, 2014 and 2013 was $0.1 million.

Future minimum payments under the non-cancelable operating lease as of December 31, 2014 are as follows (in thousands):

2015	$199
2016	206
2017	70
$475

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. Potential future milestone payments under these agreements total an aggregate of approximately $22.1 million.

Sponsored Research Agreement with Tufts Medical Center, Inc.

In December 2014, the Company entered into a Sponsored Research Agreement (SRA) with Tufts Medical Center, Inc. (Tufts MC), pursuant to which Tufts MC will conduct research in cardiac fibrosis. The Company funded the $150,000 total fee upon execution of the agreement.

The SRA also provides for the Company and Tufts MC to negotiate, in good faith, an exclusive license agreement under which the Company would obtain specific rights to certain of Tufts MC’s pre-existing intellectual property related to the treatment of cardiac fibrosis, as well as any new intellectual property generated from the research performed under the SRA.

6.                                      Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Redeemable Convertible Preferred Stock

The Company classifies its redeemable convertible preferred stock outside of permanent equity since such stock is contractually redeemable outside of the Company’s control. As a result, the carrying value is increased to its redemption value by periodic accretion charges over the estimated redemption period. In the absence of retained earnings, these accretion charges are recorded against additional paid-in capital.

In March 2011, the Company received commitments for the sale of 12,249,999 shares of Series A redeemable convertible preferred stock at $2.00 per share, with gross proceeds of $24.5 million. The Company sold 7,000,001 shares in March 2011 (Initial Closing) for gross proceeds of $14.0 million, and 1,249,999 shares were issued related to the conversion of $2.5 million in debt and accrued interest in the Initial Closing. Included in the terms of the Series A preferred stock purchase agreement were certain rights granted to the holders of the original Series A redeemable convertible preferred stock issued in the Initial Closing that obligated the Company to deliver an additional 4,000,000 shares at $2.00 per share within 12 months of the Initial Closing (Second Closing). The Company determined that its obligation to issue additional shares of the Company’s Series A redeemable convertible preferred stock represented a freestanding financial instrument that required liability accounting. This freestanding preferred stock purchase right liability was initially recorded at fair value, with fair value changes recognized as increases in or decreases to the change in fair value of preferred stock purchase rights in the statements of operations.

The estimated fair value of the preferred stock purchase rights was determined using a valuation model that considered the probability of achieving a milestone, if any, the entity’s cost of capital, the estimated time period the preferred stock right would be outstanding, consideration received for the Series A redeemable convertible preferred stock, the number of shares to be issued to satisfy the preferred stock purchase right and at what price, and any changes in the fair value of the underlying Series A redeemable convertible preferred stock. As of the Initial Closing, the estimated fair value of the preferred stock purchase rights was determined to be $1.1 million. The Company revalued the preferred stock purchase rights to $1.2 million at December 31, 2011 and recorded the $0.1 million increase in fair value as other expense in the statement of operations.

In July 2012, the Company amended and restated the Series A preferred stock purchase agreement to extend and modify the Second Closing to provide instead for two closings of 2,000,000 shares each at $2.00 per share, with the first of the two closings to occur prior to July 13, 2012. In July 2012, the Company issued an additional 2,000,000 shares of Series A redeemable convertible preferred stock for $2.00 per share to current investors. The Company revalued the preferred stock purchase rights in July 2012 to account for the change in fair value at the date of the amendment and recorded other income of $0.3 million in the statement of operations. The Company revalued the remaining preferred stock purchase rights related to the third closing at December 31, 2012, at $0.5 million and recorded $15,000 of other expense in the statement of operations. In May 2013, the Company issued an additional 1,999,999 shares of Series A redeemable convertible preferred stock for $2.00 per share to current investors. The Company revalued the preferred stock purchase rights in May 2013 to account for the change in fair value at the date of the final closing and recorded the $0.1 million increase in fair value as other expense in the statement of operations.

In September 2014, pursuant to a Series B stock purchase agreement, the Company issued an aggregate of 12,400,274 shares of its Series B redeemable convertible preferred stock at a purchase price of approximately $2.19 per share, for aggregate consideration of $27.2 million. In connection with the sale of the Series B redeemable convertible preferred stock, the Company paid Brookline Group, LLC, an affiliate of a holder of more than five percent of the Company’s common stock, a fee totaling approximately $96,000 as consideration for acting as a nonexclusive placement agent for the Series B preferred stock financing.

At December 31, 2014 and 3013, the authorized, issued and outstanding shares of redeemable convertible preferred stock by series were as follows (in thousands, except share and per share data):

December 31, 2014:

	Shares		Liquidation Preference	Liquidation Preference and Redemption	Carrying
	Authorized	Outstanding	Per Share	Value	Value
Series A	12,400,000	12,249,999	$2.00	$24,500	$24,138
Series B	12,500,000	12,400,274	2.19	27,200	25,742
	24,900,000	24,650,273		$51,700	$49,880

December 31, 2013:

	Shares		Liquidation Preference	Liquidation Preference and Redemption	Carrying
	Authorized	Outstanding	Per Share	Value	Value
Series A	12,400,000	12,249,999	$4.00	$49,000	$23,929

The redeemable convertible preferred stock has the following characteristics:

Dividends

The holders of the Series A and Series B redeemable convertible preferred stock are entitled to receive noncumulative dividends at an annual rate of $0.16 per share and $0.17548 per share, respectively. The redeemable convertible preferred stock dividends are payable when and if declared by the board of directors. The redeemable convertible preferred stock dividends are payable in preference and in priority to any dividends on common stock. There have been no dividends declared through December 31, 2014.

Liquidation

In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series B redeemable convertible preferred stock will be entitled to receive, in preference to the holders of Series A redeemable convertible preferred stock and common stock, the amount of $2.1935 per share, plus declared and unpaid dividends, if any. After the holders of Series B redeemable convertible preferred stock have received their full liquidation preference, the holders of Series A redeemable convertible preferred stock will be entitled to receive, in preference to the holders of common stock, the amount of $2.00 per share, plus declared and unpaid dividends, if any. Thereafter, any remaining assets of the Company will be distributed pro rata based on the number of shares of common stock held by each stockholder, treating each share of redeemable convertible preferred stock as if it were converted into shares of common stock at the then-applicable conversion rate.

Redemption

At any time on or after September 19, 2019, the holders of at least a majority of the then-outstanding shares of redeemable convertible preferred stock may require the Company to redeem all of the outstanding shares of Series A and Series B redeemable convertible preferred stock by payment in cash, in three annual installments, of $2.00 per share and $2.1935 per share, respectively, plus an amount equal to any declared but unpaid dividends on such shares of Series A and Series B redeemable convertible preferred stock in exchange for the Series A and Series B redeemable convertible preferred stock to be redeemed.

Conversion

Each share of redeemable convertible preferred stock is convertible into 0.2584 shares of common stock. Each share of redeemable convertible preferred stock will be automatically converted into common stock immediately upon the earlier of (1) the Company’s sale of its common stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended, in which the gross cash proceeds are at least $30.0 million or (2) the date specified by written consent or agreement of the holders of a majority of the then-outstanding shares of redeemable convertible preferred stock voting together as a class.

Voting

The holders of redeemable convertible preferred stock are entitled to one vote for each share of common stock into which such redeemable convertible preferred stock could then be converted; and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of common stock. Also, the preferred stockholders have been granted certain rights with regard to the election of members of the Company’s board of directors and various other corporate actions.

Stock Option Plan

On August 10, 2011, the Company adopted the TRACON Pharmaceuticals, Inc. 2011 Equity Incentive Plan (the 2011 Plan), and, as amended, reserved 1,070,976 shares of common stock for issuance pursuant to the 2011 Plan.

The 2011 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights (SARs), restricted stock grants and restricted stock units to eligible recipients. Recipients of incentive stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2011 Plan is no more than ten years. Grants generally vest on the last day of each month over 48 months from the vesting commencement date.

Stock option activity under the 2011 Plan is summarized as follows:

	Number of Options	Weighted- Average Exercise Price
Balance at December 31, 2012	374,668	$0.70
Granted	310,403	1.34
Balance at December 31, 2013	685,071	0.99
Granted	397,776	6.75
Canceled	(39,997)	0.97
Exercised	(19,003)	3.14
Balance at December 31, 2014	1,023,847	3.19

Information about the Company’s outstanding stock options is as follows (in thousands, except share and per share data and contractual term):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2014:
Options outstanding	1,023,847	$3.19	8.32	$4,463
Options vested and expected to vest	904,205	$2.68	8.13	$4,403
Options exercisable	451,530	$0.90	7.20	$3,000

The weighted-average grant date fair value per share of employee option grants during the years ended December 31, 2014, 2013 and 2012 was $4.70, $1.03 and $1.16, respectively.  The aggregate intrinsic value of options at December 31, 2014 is based on the Company’s estimated value per common share on December 31, 2014 of $7.55. The Company received $52,300 and $0 in proceeds from the exercise of stock options during the years ended December 31, 2014 and 2013, respectively. The total intrinsic value of options exercised was approximately $84,000 and $0 during the years ended December 31, 2014 and 2013, respectively. The total fair value of options that vested during the year ended December 31, 2014 and 2013 was $1.2 million and $0.3 million, respectively.

During October 2014, the Board of Directors granted stock options to purchase an aggregate 119,642 shares of common stock to employees and a non-employee director for which the vesting was contingent upon the completion of an initial public offering prior to March 31, 2015.  As the achievement of this condition was not determined to be probable as of December 31, 2014, these options are not considered expected to vest in the above table.  The aggregate grant date fair value of these unvested options at December 31, 2014 was $0.6 million.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.9%	1.1%	1.3%
Expected volatility	76.0%	94.9%	109.8%
Expected term (in years)	6.3	6.3	6.3
Expected dividend yield	0.0%	0.0%	0.0%

Risk-free interest rate.  The Company bases the risk-free interest rate assumption on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected volatility.  The expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry.

Expected term.  The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

Expected dividend yield.  The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

The allocation of stock-based compensation is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Research and development	$178	$184	$47
General and administrative	93	91	11
	$271	$275	$58

As of December 31, 2014 and 2013, the unrecognized compensation cost related to outstanding time-based employee options was $1.4 million and $0.4 million, respectively, and is expected to be recognized as expense over approximately 3.5 years and 2.5 years, respectively.

Approval of 2015 Equity Incentive Plan

Effective January 1, 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the 2015 Plan).  Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. Initially, a total of 801,033 shares of common stock was reserved for issuance under the 2015 Plan. In addition, the number of shares of common stock available for issuance under the 2015 Plan will be annually increased on the first day of each fiscal year during the term of the 2015 Plan, beginning with the 2016 fiscal year, by an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or such other amount as the Company’s board of directors may determine.

Approval of the Employee Stock Purchase Plan

On January 1, 2015, the Company’s board of directors adopted the Employee Stock Purchase Plan (the ESPP), which became effective upon the pricing of the Company’s initial public offering on January 29, 2015.  The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Initially, a total of 183,462 shares of common stock was reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2016 fiscal year, by an amount equal to the lessor of: (i) 366,925 shares; (ii) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; or (iii) such other amount as the Company’s board of directors may determine.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	December 31,
	2014	2013
Conversion of redeemable convertible preferred stock	6,369,567	3,165,366
Preferred stock warrants	38,758	9,689
Common stock options granted and outstanding	1,023,847	685,071
Awards available under the 2011 Plan	28,126	158,515
	7,460,298	4,018,641

7.                                      Collaboration

In March 2014, the Company entered into a license agreement with Santen, under which the Company granted Santen an exclusive, worldwide license to certain patents, information and know-how related to TRC105. Under the agreement, Santen is permitted to use, develop, manufacture and commercialize TRC105 products for ophthalmology indications, excluding systemic treatment of ocular tumors. Santen also has the right to grant sublicenses to affiliates and third party collaborators. In the event Santen sublicenses any of its rights under the agreement, Santen will be obligated to pay the Company a portion of any upfront and certain milestone payments received under such sublicense.

Santen has sole responsibility for funding, developing, seeking regulatory approval for and commercializing TRC105 products in the field of ophthalmology. In the event that Santen fails to meet certain commercial diligence obligations, the Company will have the option to co-promote TRC105 products in the field of ophthalmology in the United States with Santen. If the Company exercises this option, the Company will pay Santen a percentage of certain development expenses, and the Company will receive a percentage of profits from sales of the licensed products in the ophthalmology field in the United States, but will not also receive royalties on such sales.

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. The license agreement provides for various types of payments, including the upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance, reimbursement of certain development costs, milestone payments, and royalties on net product sales. The Company has identified multiple deliverables, which include at inception: (1) a license to patents, information and know-how related to TRC105, (2) technology transfer, (3) collaboration, including technical and regulatory support provided by the Company, (4) manufacturing and supply obligations, and (5) shared chemistry, manufacturing and controls (CMC) development activities. Deliverables 1 and 2 above were substantially delivered at the inception of the agreement, and deliverables 3 through 5 are expected to be delivered during the estimated 31-month period over which the Company will provide technical and regulatory support to Santen. At inception and through December 31, 2014, the Company has identified one single unit of accounting for all the deliverables under the agreement since the delivered elements do not have standalone value. The Company’s technical and regulatory expertise, including manufacturing and CMC activities, in the development of biologic therapeutics, specifically TRC105, is a significant component of Santen’s ability to utilize the license and know-how related to TRC105. Given the early stage of development of TRC105 for ophthalmology, the Company is the only party capable of performing the level and type of technical and regulatory collaboration services required by Santen under the agreement. As a result, the Company has determined that the license, including the ability to sublicense, and know-how related to TRC105 do not have standalone value to a licensee. As such, the Company is recognizing revenue for the fixed or determinable collaboration consideration on a straight-line basis over the estimated 31-month period over which it will deliver its technical and regulatory support.

In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. The Company has determined that $10.0 million related to the initiation of certain clinical development activities will be based upon its efforts and meet the criteria of substantive milestones and therefore will be recognized as revenue upon achievement of the milestone in accordance with the milestone method of accounting. The remaining $145.0 million of potential milestone payments are not substantive milestones as they do not require the efforts of the Company. As of December 31, 2014, the Company has not achieved any milestones under the agreement.

If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay the Company tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse the Company for all royalties due by the Company under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of the Company’s patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

Santen may unilaterally terminate this agreement in its entirety, or on a country-by-country basis, upon written notice to the Company. Either party may terminate the agreement in the event of the other party’s bankruptcy or dissolution or for the other party’s material breach of the agreement that remains uncured 90 days (or 30 days with respect to a payment breach) after receiving notice from the non-breaching party. Unless earlier terminated, the agreement continues in effect until the termination of Santen’s payment obligations.

In connection with the collaboration with Santen, the Company recognized revenue of $3.6 million for the year ended December 31, 2014 and had deferred revenue of $6.9 million as of December 31, 2014.

8.                                      Income Taxes

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is summarized as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Federal income taxes	$(2,315)	$(2,620)	$(1,676)
State income taxes, net of federal benefit	(381)	(427)	(301)
Permanent items	59	131	(80)
Research credits	(252)	(356)	(50)
Other, net	18	272	—
Intangible deferred adjustment	—	492	—
Change in valuation allowance	2,871	2,508	2,107
Provision for income taxes	$—	$—	$—

Significant components of the Company’s deferred tax assets are summarized as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$9,340	$6,862
Research and development credits	726	469
Depreciation and amortization	153	185
Other, net	344	174
Total deferred tax assets	10,563	7,690
Valuation allowance	(10,563)	(7,690)
Net deferred tax assets	$—	$—

The Company has net deferred tax assets relating primarily to net operating loss (NOL) carryforwards and research and development credit carryforwards. Subject to certain limitations, the Company may use these deferred tax assets to offset taxable income in future periods. Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2014 and 2013 was $2.9 million and $2.5 million, respectively.

At December 31, 2014, the Company had federal and California NOL carryforwards of approximately $23.5 million and $23.0 million, respectively. The federal and California NOL carryforwards will begin to expire in 2030, unless previously utilized. At December 31, 2014, the Company also had federal and California research and development credit carryforwards of approximately $0.5 million and $0.3 million, respectively. The federal research and development credit carryforwards will begin expiring in 2031 unless previously utilized. The California research credit will carry forward indefinitely.

Pursuant to Sections 382 and 383 of the Code, annual use of the Company’s NOL and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company completed a Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards as of December 31, 2011 and as a result of the analysis, an ownership change was determined to have occurred and certain deferred tax assets were written off.  The Company will continue to consider changes in ownership that may cause losses of tax attributes in the future.

The changes in the Company’s unrecognized tax benefits are summarized as follows (in thousands):

Balance at December 31, 2011	$205
Increase related to current year positions	25
Balance at December 31, 2012	230
Decrease related to prior year positions	(15)
Increase related to current year positions	62
Balance at December 31, 2013	277
Decrease related to prior year positions	—
Increase related to current year positions	92
Balance at December 31, 2014	$369

The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the accompanying balance sheets as of December 31, 2014 and 2013 and has not recognized interest or penalties in the accompanying statements of operations for the years ended December 31, 2014 and 2013.

Due to the valuation allowance recorded against the Company’s deferred tax assets, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly in the next 12 months.

The Company is subject to taxation in the United States and California. Due to the net operating loss carryforwards, the U.S. federal and California returns are open to examination for all years since inception. The Company has not been, nor is it currently, under examination by the federal or any state tax authority.

9.                                      401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. Matching contributions for the years ended December 31, 2014 and 2013 totaled approximately $73,000 and $55,000, respectively.

10.                               Subsequent Events

Initial Public Offering, Concurrent Private Placement and Related Transactions

In February 2015, the Company completed its initial public offering in which it sold 3,600,000 shares of common stock at an initial public offering price of $10.00 per share. In addition, a concurrent private placement to an existing stockholder was completed in which the Company sold 500,000 shares of common stock, also at $10.00 per share.  Proceeds from the initial public offering and concurrent private placement, net of underwriting discounts, commissions and offering costs paid by us of approximately $6.0 million were approximately $35.0 million.

In addition, each of the following occurred on February 4, 2015 in connection with the completion of the Company’s initial public offering:

•                  the conversion of all outstanding shares of redeemable convertible preferred stock into 6,369,567 shares of the Company’s common stock;

•                  the conversion of warrants to purchase 150,000 shares of Series A redeemable convertible preferred stock into warrants to purchase 38,758 shares of the Company’s common stock and the resultant reclassification of the warrant liability to additional paid-in capital; and

•                  the amendment and restatement of the Company’s certificate of incorporation, authorizing 200,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

10.                               Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2014 and 2013 are as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Revenue	$356	$1,069	$1,133	$1,040
Total operating expenses	$1,688	$1,960	$2,836	$3,293
Consolidated net loss	$(1,361)	$(980)	$(1,919)	$(2,549)
Basic and diluted net loss attributable to common stockholders	$(0.88)	$(0.65)	$(1.23)	$(1.64)

2013
Total operating expenses	$1,464	$1,403	$2,545	$2,148
Consolidated net loss	$(1,479)	$(1,472)	$(2,545)	$(2,212)
Basic and diluted net loss attributable to common stockholders	$(0.95)	$(0.95)	$(1.62)	$(1.41)

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2014, the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers, Key Employees and Directors

The following table sets forth certain information regarding our current executive officers, key employees and directors as of March 2, 2015:

Name	Age	Position(s)
Executive Officers
Charles P. Theuer, M.D., Ph.D.	51	President, Chief Executive Officer and Director
H Casey Logan, M.B.A.	43	Chief Business Officer
Patricia Bitar, CPA	56	Chief Financial Officer

Key Employees
Bonne Adams, M.B.A.	38	Senior Vice President of Clinical Operations
Sharon Real, Ph.D.	51	Senior Vice President of Product Development

Non-Employee Directors
Kenji Harada, Ph.D.(2)	54	Director
Hironori Hozoji(1)(3)	53	Director
William R. LaRue(1)(2)	63	Director
Martin A. Mattingly, Pharm.D.(3)	57	Director
J. Rainer Twiford, J.D., Ph.D.(1)	62	Director
Paul Walker(2)(3)	40	Director
Stephen Worland, Ph.D.	57	Director

(1)                                 Member of the compensation committee.

(2)                                 Member of the audit committee.

(3)                                 Member of the nominating and corporate governance committee.

Executive Officers

Charles P. Theuer, M.D., Ph.D.  Dr. Theuer has served as our President, Chief Executive Officer and a member of our board of directors since July 2006. From 2004 to 2006, Dr. Theuer was the Chief Medical Officer and Vice President of Clinical Development at TargeGen, Inc., a biotechnology company. Prior to joining TargeGen, Inc., Dr. Theuer was Director of Clinical Oncology at Pfizer, Inc., a pharmaceutical corporation, from 2003 to 2004. Dr. Theuer has also held senior positions at IDEC Pharmaceuticals Corp. from 2002 to 2003 and at the National Cancer Institute from 1991 to 1993. In addition, he has held academic positions at the University of California, Irvine, where he was Assistant Professor in the Division of Surgical Oncology and Department of Medicine. Dr. Theuer received a B.S. from the Massachusetts Institute of Technology, an M.D. from the University of California, San Francisco, and a Ph.D. from the University of California, Irvine. He completed a general surgery residency program at Harbor-UCLA Medical Center and was board certified in general surgery in 1997.

Our board of directors believes Dr. Theuer’s expertise and experience in the biotechnology industry, his medical training and his experience with our company provide him with the qualifications and skills to serve on our board of directors.

H Casey Logan, M.B.A.  Mr. Logan has served as our Chief Business Officer since February 2013. Prior to joining us, Mr. Logan was the Senior Vice President, Corporate Development at RuiYi, Inc. (formerly Anaphore Inc.), a biotechnology company, from January 2011 to February 2013. From 2007 to December 2010, Mr. Logan served as the Vice President, Corporate Development & Strategic Planning at Anadys Pharmaceuticals, Inc. (acquired by Roche), a biopharmaceutical company. From 2001 to 2007, he was with Eli Lilly and Company, a pharmaceutical company, in Indianapolis, Indiana, in the corporate business development group. Prior to joining Eli Lilly and Company, Mr. Logan was an officer in the U.S. Naval Nuclear Propulsion Program from 1993 to 1999. Mr. Logan received an M.B.A. from the Kellogg School of Management at Northwestern University and a B.S.E. in chemical engineering from the University of Michigan.

Patricia Bitar, CPA.  Ms. Bitar joined us as our Chief Financial Officer in September 2014. Prior to joining us, Ms. Bitar served in roles of increasing responsibility at NuVasive, Inc., a medical device company, serving most recently as Vice President and Corporate Controller from April 2011 to April 2014 and as the Senior Director of Financial Reporting from November 2009 to March 2011. From 2008 to October 2009 and during various periods of 1998 to 2006, Ms. Bitar provided independent financial consulting for a variety of companies, primarily in the biotechnology and electronics industries. From 2006 to 2008, Ms. Bitar served as the Corporate Controller at Orexigen Therapeutics, Inc., a biopharmaceutical company, where she was also the Senior Director of Financial Reporting from 2007 to 2008 and the Director of Financial Reporting from 2006 to 2007. From 1984 to 1991 and 1994 to 1998, Ms. Bitar worked in the Audit Department at Ernst & Young, where from 1988, she served as a Senior Audit Manager, working primarily with clients in the technology and biotechnology industries. Ms. Bitar is a certified public accountant and received an M.A.I.S. from the University of West Florida and a B.S. in Business Administration (Accounting) from Old Dominion University.

Key Employees

Bonne Adams, M.B.A.  Ms. Adams joined us as our Vice President of Clinical Operations in August 2006 and was promoted to Senior Vice President of Clinical Operations in July 2014. Prior to joining us, Ms. Adams was a Manager of Clinical Operations at Pfizer, Inc., a pharmaceutical corporation, from 2004 to 2006 and at Biogen Idec, Inc., a biotechnology company, from 2002 to 2004. Ms. Adams has managed both early and late-stage oncology studies of small molecules as well as biologics in the areas of lymphoma, lung, colorectal, ovarian, kidney, sarcoma and breast cancers. From 2000 to 2002, she managed non-oncology programs at Quintiles Inc., a service provider for biopharmaceutical and health sciences companies, including studies in the areas of allergy and pulmonary disease. Ms. Adams received a B.A. in Kinesiology and Biology from the University of Colorado and an M.B.A. in Technology Management from The University of Phoenix.

Sharon Real, Ph.D.  Dr. Real joined us as our Vice President of Product Development in October 2006 and was promoted to Senior Vice President of Product Development in July 2014. Prior to joining us, Dr. Real served in roles of increasing responsibility at Pfizer, Inc., a pharmaceutical corporation, from 2000 to 2006, culminating in the position of Director of Regulatory Chemistry, Manufacturing and Controls. Before that, Dr. Real was Manager, Technical Operations at Ligand Pharmaceuticals Incorporated, a pharmaceutical company, from 1999 to 2000. From 1994 to 1999, Dr. Real served in various positions at Agouron Pharmaceuticals, Inc., a biotechnology company, most recently as Manager of Regulatory Chemistry, Manufacturing and Controls. From 1991 to 1994 she was in Chemical Process Research at Bristol-Myers Squibb Co., a global biopharmaceutical company. Dr. Real received a B.S. in Chemistry from Stanford University and a Ph.D. in Organic Chemistry from the University of California, Los Angeles.

Non-Employee Directors

Kenji Harada, Ph.D.  Dr. Harada has served as a member of our board of directors since March 2011. He has served as a Senior Manager and Principal of JAFCO Co. Ltd., a Tokyo-based venture capital and private equity firm, since 2004. Prior to joining JAFCO Co. Ltd., Dr. Harada held positions of increasing responsibility within Toray Industries, Inc., an integrated chemical industry group, from 1990 to 2004, most recently as manager for collaborative research agreements with a number of leading Japanese academic institutions and biotechnology companies. From May 2012 to December 2013, Dr. Harada served as a member of the board of directors of Eleven Biotherapeutics, Inc., a biopharmaceutical company. Dr. Harada received a B.S., an M.S. and a Ph.D. in pharmacology from the University of Tokyo.

Our board of directors believes that Dr. Harada’s extensive experience in the life sciences and venture capital industries and his educational background provide him with the qualifications and skills to serve on our board of directors.

Hironori Hozoji.  Mr. Hozoji has served as a member of our board of directors since March 2011. He has served as an Investment Officer at JAFCO Life Science Investment, a private investment firm and a subsidiary of JAFCO Co., Ltd., a Tokyo-based venture capital and private equity firm, since July 2002. Before that, Mr. Hozoji was Senior Manager of the Life Science Investment Team at JAFCO Co., Ltd. from April 2001 to June 2002. Mr. Hozoji served on the board of directors of Eagle Pharmaceuticals, Inc., a specialty pharmaceutical company, from April 2013 to October 2013; KYTHERA Biopharmaceuticals, Inc., a clinical-stage biopharmaceutical company, from May 2008 to December 2012; and Affymax, Inc., a biopharmaceutical company, from July 2005 to February 2007. Mr. Hozoji is also a former board member of Agensys, Inc., Artisan Pharma, Inc., LigoCyte Pharmaceuticals, Inc. and Singulex Inc. Mr. Hozoji received a B.A. from Meiji University’s School of Business Administration in Tokyo, Japan.

Our board of directors believes that Mr. Hozoji’s extensive experience in the life sciences and venture capital industries and his experience as a director of other public and private companies provide him with the qualifications and skills to serve on our board of directors.

William R. LaRue.  Mr. LaRue has served as a member of our board of directors since July 2014. He served as the Chief Financial Officer, Senior Vice President and Treasurer at Cadence Pharmaceuticals, Inc., a biopharmaceutical company, from June 2006 until its acquisition by Mallinckrodt plc in March 2014, and from April 2007 to March 2014, he served as the Assistant Secretary at Cadence. Prior to joining Cadence, Mr. LaRue was the Senior Vice President and Chief Financial Officer of Micromet, Inc. (formerly CancerVax Corporation), a biotechnology company, from 2001 to 2006. From 2000 to 2001, Mr. LaRue served as the Executive Vice President and Chief Financial Officer of eHelp Corporation, a provider of user assistance software. Previously, he was the Vice President and Treasurer of Safeskin Corporation, a medical device company, from 1997 to 2000 and the Treasurer of GDE Systems, Inc., a high technology electronic systems company from 1993 to 1997. Mr. LaRue currently serves on the board of directors of Neurelis, Inc., a specialty pharmaceutical company, a position he has held since October 2008. Mr. LaRue received a B.S. in business administration and an M.B.A. from the University of Southern California.

Our board of directors believes that Mr. LaRue’s extensive experience in finance, his experience as an executive officer of a public company in our industry and his educational background provide him with the qualifications and skills to serve on our board of directors.

Martin A. Mattingly, Pharm.D.  Dr. Mattingly has served as a member of our board of directors since December 2014. Dr. Mattingly has been a member of Tech Coast Angels, an investment group, since August 2012. Previously, Dr. Mattingly served as the Chief Executive Officer of Trimeris, Inc., a biopharmaceutical company, from November 2007 until January 2012 following its merger with Synageva BioPharma Corp in November 2011. He also served on the board of directors of Trimeris, Inc. from November 2007 until November 2011. He has been a director of OncoGenex Pharmaceuticals, Inc., a biopharmaceutical company, since June 2010. From 2005 to 2007, Dr. Mattingly served as President and Chief Executive Officer of Ambrx, Inc., a biopharmaceutical company. From 2003 to 2005, Dr. Mattingly served as Executive Vice President of CancerVax, Inc., a pharmaceutical company, and as Chief Operating Officer from June 2005 to September 2005. From 1996 to 2003, Dr. Mattingly provided senior leadership in various management positions at Agouron Pharmaceuticals, Inc. and Pfizer, Inc., a pharmaceutical company. From 1983 to 1996, Dr. Mattingly held various positions in oncology marketing and sales management at Eli Lilly and Company, a biopharmaceutical company. Dr. Mattingly received a Doctor of Pharmacy degree from the University of Kentucky.

Our board of directors believes that Dr. Mattingly’s experience in the biotechnology and pharmaceuticals industries, his educational background and his experience as a public company director provide him with the qualifications and skills to serve on our board of directors.

J. Rainer Twiford, J.D., Ph.D.  Dr. Twiford has served as a member of our board of directors since September 2008. Dr. Twiford has been President of Brookline Investments, Inc. (formerly Capital Strategies Advisors, Inc.), an investment advisory company he founded in 1994, since 1999. Dr. Twiford has been a member of the board of directors of Integrated Photonics, Inc., an optical device company, since November 1999. Prior to founding Brookline Partners, Dr. Twiford was a partner of Trammell Crow Company, a real estate development and investment company, from 1987 to 1991. From June 2007 to July 2013, Dr. Twiford was a member of the board of directors of Care Investment Trust Inc. (now Tiptree Financial Inc.), a real estate investment company. He also served as the Chairman of the Compensation, Nominating and Governance Committee of Care Investment Trust Inc. from September 2011 to July 2013. In addition, Dr. Twiford previously served on the board of a children’s behavioral health company. Dr. Twiford received a B.A. and a Ph.D. from the University of Mississippi, an M.A. from the University of Akron and a J.D. from the University of Virginia.

Our board of directors believes that Dr. Twiford’s extensive experience in finance, his experience as a public company director and his educational background provide him with the qualifications and skills to serve on our board of directors.

Paul Walker.  Mr. Walker has served on our board of directors since September 2014. Mr. Walker has been a partner of New Enterprise Associates, an investment firm focused on venture capital and growth equity investments, since April 2008. From January 2001 to March 2008, Mr. Walker worked at MPM Capital, a life sciences venture capital firm, as a general partner with the MPM BioEquities Fund. From July 1996 to December 2000, Mr. Walker served as a portfolio manager at Franklin Resources, Inc., a global investment management organization known as Franklin Templeton Investments. Mr. Walker was a member of the board of directors of TESARO, Inc., an oncology-focused biopharmaceutical company, from May 2010 to May 2014. Mr. Walker received a B.S. in biochemistry and cell biology from the University of California at San Diego and is a Chartered Financial Analyst.

Our board of directors believes that Mr. Walker’s experience in the life sciences and venture capital industries, his educational background and his experience as a public company director provide him with the qualifications and skills to serve on our board of directors.

Stephen Worland, Ph.D., Dr. Worland has served as a member of our board of directors since February 2015. Since May 2012, Dr. Worland has served as the President and Chief Executive Officer and a director of eFFECTOR Therapeutics, Inc., a company focused on new treatments for cancer. Dr. Worland was President and Chief Executive Officer and a director of Anadys Pharmaceuticals, Inc., a biopharmaceutical company which discovered and developed treatments for Hepatitis C and cancer, from August 2007 until the company’s acquisition by Roche in November 2011. Dr. Worland joined Anadys in 2001 and served in a number of executive roles prior to being named Chief Executive Officer, including President, Pharmaceuticals, and Chief Scientific Officer. Dr. Worland began his healthcare industry career in 1988 at Agouron Pharmaceuticals, Inc. and remained with the company through its successful commercialization of an HIV protease inhibitor and successive acquisitions by Warner-Lambert and Pfizer. During this period, Dr. Worland held a number of positions, including Vice President, Antiviral Research and Director, Molecular Biology and Biochemistry. Dr. Worland was a National Institutes of Health Postdoctoral Fellow in Molecular Biology at Harvard University from 1985 to 1988. Dr. Worland received his B.S. with highest honors in Biological Chemistry from the University of Michigan and his Ph.D. in Chemistry from the University of California, Berkeley.

Our board of directors believes that Dr. Worland’s experience as an executive officer of public companies in the biotechnology and pharmaceuticals industries, his educational background and his experience as a public company director provide him with the qualifications and skills to serve on our board of directors.

Scientific Advisory Board

We have established a scientific advisory board. We regularly seek advice and input from these experienced scientific leaders on matters related to our research and development programs. The members of our scientific advisory board consist of experts across a range of key disciplines relevant to our programs and science. We intend to continue to leverage the broad expertise of our advisors by seeking their counsel on important topics relating to our research and development programs. The members of our scientific advisory board have entered into consulting agreements with us covering their respective confidentiality, non-disclosure and proprietary rights matters, and one member owns shares of our common stock. All of the scientific advisors are employed by or have consulting arrangements with other entities and devote only a small portion of their time to us.

Our current advisors are:

Name	Title
Charles L. Sawyers, M.D.	Chair, Human Biology and Pathogenesis Program, Memorial Sloan Kettering Cancer Center, New York, New York
William G. Kaelin, Jr., M.D.	Professor of Medicine, Dana Farber Cancer Institute and Brigham and Women’s Hospital, Harvard Medical School, Boston, Massachusetts
Stanton L. Gerson, M.D.	Director of the Case Comprehensive Cancer Center, Cleveland, Ohio

Board Composition

Our business and affairs are organized under the direction of our board of directors, which currently consists of eight members. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required.

Five of our eight current directors were elected to serve on our board of directors pursuant to an amended and restated voting agreement, dated September 19, 2014, by and among us and certain of our stockholders. Pursuant to the voting agreement, Dr. Harada, Mr. Hozoji, Mr. LaRue, and Mr. Walker were selected to serve on our board of directors as representatives of our preferred stockholders, as designated by JAFCO Super V3 Investment Limited Partnership with respect to Dr. Harada and Mr. Hozoji; by the holders of a majority of our outstanding preferred stock with respect to Mr. LaRue; and by New Enterprise Associates 14, L.P. with respect to Mr. Walker. Dr. Theuer was selected to serve on our board of directors as the director then serving as our chief executive officer. The amended and restated voting agreement terminated in connection with the closing of our initial public offering, and each director previously elected to our board of directors pursuant to the amended and restated voting agreement will continue to serve as a director until his successor is duly elected and qualified.

Our board of directors has determined that all of our directors, except Dr. Theuer, are independent directors, as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

Our board of directors is divided into three classes, as follows:

•                  Class I, which consists of Dr. Harada,  Mr. Hozoji, and Dr. Worland, whose terms will expire at our annual meeting of stockholders to be held in 2016;

•                  Class II, which consists of Dr. Mattingly and Dr. Twiford, and whose terms will expire at our annual meeting of stockholders to be held in 2017; and

•                  Class III, which consists of Mr. LaRue, Dr. Theuer and Mr. Walker, and whose terms will expire at our annual meeting of stockholders to be held in 2018.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will serve until the third annual meeting following their election and until their successors are duly elected and qualified. The authorized size of our board of directors is currently eight members. The authorized number of directors may be changed only by resolution by a majority of the board of directors. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management. Our directors may be removed for cause by the affirmative vote of the holders of at least 66 2/3% of our voting stock.

Role of the Board in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Our nominating and corporate governance committee monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee.

Audit Committee

Our audit committee consists of Mr. LaRue, Dr. Harada and Mr. Walker. Our board of directors has determined that each of the members of this committee satisfies the NASDAQ Stock Market independence requirements. Each member of our audit committee can read and understand fundamental financial statements in accordance with NASDAQ audit committee requirements. In arriving at this determination, the board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Mr. LaRue serves as the chair of our audit committee. Our board of directors has determined that Mr. LaRue qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NASDAQ Listing Rules. In making this determination, our board has considered Mr. LaRue formal education and previous and current experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

The functions of this committee include, among other things:

•                  evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

•                  reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

•                  monitoring the rotation of partners of our independent auditors on our engagement team as required by law;

•                  prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

•                  reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

•                  reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;

•                  reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;

•                  establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters and other matters;

•                  preparing the report that the SEC requires in our annual proxy statement;

•                  reviewing and providing oversight of any related-person transactions in accordance with our related person transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;

•                  reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;

•                  reviewing on a periodic basis our investment policy; and

•                  reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.

Compensation Committee

Our compensation committee consists of Dr. Twiford, Mr. Hozoji and Mr. LaRue. Dr. Twiford serves as the chair of our compensation committee. Our board of directors has determined that each of the members of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, or the Exchange Act, is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, and satisfies the NASDAQ Stock Market independence requirements. The functions of this committee include, among other things:

•                  reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) our overall compensation strategy and policies;

•                  making recommendations to the full board of directors regarding the compensation and other terms of employment of our executive officers;

•                  reviewing and making recommendations to the full board of directors regarding performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;

•                  reviewing and approving (or if it deems it appropriate, making recommendations to the full board of directors regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;

•                  evaluating risks associated with our compensation policies and practices and assessing whether risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us;

•                  reviewing and making recommendations to the full board of directors regarding the type and amount of compensation to be paid or awarded to our non-employee board members;

•                  establishing policies with respect to votes by our stockholders to approve executive compensation to the extent required by Section 14A of the Exchange Act and, if applicable, determining our recommendations regarding the frequency of advisory votes on executive compensation;

•                  reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

•                  administering our equity incentive plans;

•                  establishing policies with respect to equity compensation arrangements;

•                  reviewing the competitiveness of our executive compensation programs and evaluating the effectiveness of our compensation policy and strategy in achieving expected benefits to us;

•                  reviewing and making recommendations to the full board of directors regarding the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers;

•                  reviewing with management and approving our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

•                  preparing the report that the SEC requires in our annual proxy statement; and

•                  reviewing and evaluating on an annual basis the performance of the compensation committee and the compensation committee charter.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has ever been an executive officer or employee of ours. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Mr. Walker, Mr. Hozoji, and Dr. Mattingly. Our board of directors has determined that each of the members of this committee satisfies the NASDAQ Stock Market independence requirements. Mr. Walker serves as the chair of our nominating and corporate governance committee. The functions of this committee include, among other things:

•                  identifying, reviewing and evaluating candidates to serve on our board of directors;

•                  determining the minimum qualifications for service on our board of directors;

•                  evaluating director performance on the board and applicable committees of the board and determining whether continued service on our board is appropriate;

•                  evaluating, nominating and recommending individuals for membership on our board of directors;

•                  evaluating nominations by stockholders of candidates for election to our board of directors;

•                  considering and assessing the independence of members of our board of directors;

•                  developing a set of corporate governance policies and principles and recommending to our board of directors any changes to such policies and principles;

•                  considering questions of possible conflicts of interest of directors as such questions arise; and

•                  reviewing and evaluating on an annual basis the performance of the nominating and corporate governance committee and the nominating and corporate governance committee charter.

Procedures for Stockholders to Recommend Director Nominees

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: 8910 University Center Lane, Suite 700, San Diego, CA, 92122, Attn: Secretary, no later than the close of business on the 90th day and no earlier than the close of business on the 120th day prior to the one year anniversary of the preceding year’s annual meeting. Submissions must include (1) the name and address of the Company stockholder on whose behalf the submission is made; (2) number of Company shares that are owned beneficially by such stockholder as of the date of the submission; (3) the full name of the proposed candidate; (4) description of the proposed candidate’s business experience for at least the previous five years; (5) complete biographical information for the proposed candidate; (6) a description of the proposed candidate’s qualifications as a director and (7) any other information required by the Company Bylaws. The Company may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of such proposed nominee to serve as an independent director of the Company or that could be material to a reasonable stockholder’s understanding of the independence, or lack thereof, of such proposed nominee.

Section 16(a) Beneficial Ownership Reporting Compliance

We did not have any class of equity securities registered pursuant to Section 12 of the Exchange Act during our most recent fiscal year. As a result, none of our directors, officers or other affiliated persons were subject to Section 16 of the Exchange Act during such year.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is available on the Corporate Governance section of our website, www.traconpharma.com. We intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to SEC rules.

Indemnification of Officers and Directors

We have entered into, and intend to continue to enter into, separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our amended and restated bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or any other company or enterprise to which the person provides services at our request. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Item 11.  Executive Compensation.

Our named executive officers for the year ended December 31, 2014, which consist of our principal executive officer and our only other executive officers as of December 31, 2014, are:

•                  Charles P. Theuer, Ph.D., our President and Chief Executive Officer; and

•                  H Casey Logan, M.B.A., our Chief Business Officer.

•                  Patricia Bitar, CPA, our Chief Financial Officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)(2)	All other compensation ($)(3)	Total ($)
Charles P. Theuer, M.D., Ph.D.	2014	395,000	636,596	191,575	10,400	1,233,571
President and Chief Executive Officer	2013	310,000	96,763	74,400	11,250	492,413
H Casey Logan, M.B.A.(4)	2014	251,540	82,006	65,088	9,422	408,056
Chief Business Officer	2013	206,500	116,678	32,776	7,867	363,821
Patricia Bitar, CPA(5)	2014	69,231	280,937	19,784	2,500	372,452
Chief Financial Officer

(1)                                 In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 6 to our financial statements included elsewhere in this Annual Report. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying the stock options.

(2)                                 Amounts shown represent annual performance-based bonuses earned for the respective fiscal year. For more information, see below under “—Annual Performance-Based Bonus Opportunity.”

(3)                                 Amounts shown represent 401(k) plan matching contributions and $1,050 for reimbursement of legal expenses for Dr. Theuer in 2013 in connection with negotiating his employment agreement.

(4)                                 Mr. Logan was hired in February 2013.

(5)                                 Ms. Bitar was hired in September 2014.

Annual Base Salary

The compensation of our named executive officers is generally determined and approved by our board of directors, based on the recommendation of the compensation committee of our board of directors. The table below shows the annual base salaries for our named executive officers in 2014:

Name	2014 Base Salary ($)
Charles P. Theuer, M.D., Ph.D.	395,000
H Casey Logan, M.B.A.	260,000
Patricia Bitar, CPA	250,000

Annual Performance-Based Bonus Opportunity

In addition to base salaries, our named executive officers are eligible to receive annual performance-based cash bonuses, which are designed to provide appropriate incentives to our executives to achieve defined annual corporate goals and to reward our executives for individual achievement towards these goals. The annual performance-based bonus each named executive officer is eligible to receive is generally based on the extent to which we achieve the corporate goals that our board of directors establishes each year. At the end of the year, our board of directors reviews our performance against each corporate goal and determines the extent to which we achieved each of our corporate goals.

For 2014, Dr. Theuer was eligible to receive a target bonus of up to 50% of his base salary, Mr. Logan was eligible to receive a target bonus of up to 30% of his base salary and Ms. Bitar was eligible to receive a target bonus of up to 30% of her base salary, each pursuant to the terms of his or her employment agreement described below under “—Agreements with our Named Executive Officers.” Our board of directors will generally consider each named executive officer’s individual contributions towards reaching our annual corporate goals but does not typically establish specific individual goals for our named executive officers. There is no minimum bonus percentage or amount established for the named executive officers and, as a result, the bonus amounts vary from year to year based on corporate and individual performance. In April 2014, our board of directors approved our corporate goals for 2014, with financial goals assigned a 50% weight, project-based goals assigned a 45% weight and team-based goals assigned a 5% weight.

On February 6, 2015, the board of directors, upon the recommendation of the compensation committee, determined that we had achieved 97% of the 2014 corporate goals for purposes of 2014 annual performance-based bonuses.  Based on the determination of 97% corporate goal achievement, Dr. Theuer was awarded a 2014 annual performance-based cash bonus in the amount of $191,575. Additionally, based on the Committee’s and Dr. Theuer’s assessment, Mr. Logan and Ms. Bitar were awarded 2014 annual performance-based cash bonuses in the amounts of $65,088 and $19,784, respectively.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our named executive officers. Our board of directors is responsible for approving equity grants. In the fiscal year ending December 31, 2014, stock option awards were the only form of equity awards we granted to our named executive officers. Vesting of the stock option awards is tied to continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial new hire grant upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

Prior to our initial public offering, we had granted all equity awards pursuant to the 2011 plan, the terms of which are described below under “—Equity Benefit Plans.” All options are granted with a per share exercise price equal to no less than the fair market value of a share of our common stock on the date of the grant of such award. Generally our stock option awards vest over a four-year period subject to the holder’s continuous service to us and may be granted with an early exercise feature. Options granted to certain of our employees (including Dr. Theuer and Mr. Logan) in October 2014 in connection with our Series B financing also include an additional vesting condition that our initial public offering be completed on or before March 31, 2015, and such offering was completed in February 2015.

With the exception of stock option awards granted to Dr. Theuer, described below under “—Potential Payments Upon Termination or Change in Control,” all of our outstanding stock option awards as of December 31, 2014 contain a double trigger acceleration feature. Pursuant to such double trigger acceleration feature, in the event of the holder’s cessation of continuous service without cause, and not due to a death or disability, in connection with or within 18 months following consummation of a change in control, the vesting and exercisability of the option will be accelerated in full.

In March 2013, our board of directors granted Dr. Theuer and Mr. Logan options to purchase 25,839 and 85,270 shares of common stock, respectively, each with an exercise price of $1.34 per share. On May 23, 2013, our board of directors granted Dr. Theuer and Mr. Logan options to purchase 68,019 and 27,207 shares of common stock, respectively, each with an exercise price of $1.34 per share. The vesting terms of each such option grant are described in the footnotes to the “—Outstanding Equity Awards at Fiscal Year-End” table below. In October 2014, our board of directors granted Dr. Theuer, Mr. Logan and Ms. Bitar options to purchase 133,953, 17,255 and 59,115 shares of our common stock respectively, each with an exercise price of $7.04 per share. Such option grants to Dr. Theuer and Mr. Logan contain the milestone vesting condition described above, but Ms. Bitar’s grant is only subject to our standard four-year vesting schedule because it was a new hire grant.

Agreements with Our Named Executive Officers

Below are descriptions of our employment agreements with our named executive officers. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our named executive officers, please see “—Potential Payments upon Termination or Change in Control” below.

Agreement with Dr. Theuer.  In May 2014, we entered into an amended and restated employment agreement with Dr. Theuer that governs the terms of his employment with us. This agreement was further amended in September 2014 in connection with our Series B financing to include an updated invention assignment agreement and clarify the language of certain provisions for compliance with California law. Pursuant to the agreement, Dr. Theuer is entitled to an annual base salary of $395,000 and is eligible to receive an annual performance bonus of up to 50% of his base salary, as determined by our board of directors. Pursuant to his existing employment agreement, within 90 days of any future issuance of common stock during the term of the agreement, we are obligated to grant Dr. Theuer a stock option to purchase a number of shares sufficient to maintain an ownership percentage of 5% of all of our outstanding stock on a fully diluted basis; this provision did not apply to and terminated in connection with the closing of our initial public offering. Dr. Theuer was also entitled to reimbursement of his legal expenses incurred in connection with negotiating his amended agreement (up to $2,500). Dr. Theuer is additionally entitled to certain severance benefits pursuant to his agreement, the terms of which are described below under “—Potential Payments Upon Termination or Change of Control.”

Agreement with Mr. Logan.  We entered into an employment agreement with Mr. Logan in February 2013 that governs the current terms of his employment with us. This agreement was amended in September 2014 in connection with our Series B financing to include an updated invention assignment agreement. Pursuant to the agreement, Mr. Logan was entitled to an annual base salary of $236,000, was eligible to receive an annual target performance bonus of up to 20% of his base salary, as determined by our board of directors, and was granted initial new hire options to purchase an aggregate of 85,270 shares of our common stock. Mr. Logan is additionally entitled to certain severance benefits pursuant to his agreement, the terms of which are described below under “—Potential Payments Upon Termination or Change of Control.”

Agreement with Ms. Bitar.  We entered into a letter agreement with Ms. Bitar in September 2014 that governs the terms of her employment with us. Pursuant to the agreement, Ms. Bitar is entitled to an annual base salary of $250,000, is eligible to receive an annual target performance bonus of up to 30% of her base salary, as determined by our board of directors, and was granted an option to purchase an aggregate of 59,115 shares of our common stock. Ms. Bitar is additionally entitled to certain severance benefits pursuant to a severance agreement, the terms of which are described below under “—Potential Payments Upon Termination or Change of Control.”

Potential Payments Upon Termination or Change of Control

Regardless of the manner in which a named executive officer’s service terminates, the named executive officer is entitled to receive amounts earned during his or her term of service, including salary and unused vacation pay. In addition, each of our named executive officers is eligible to receive certain benefits pursuant to his agreement with us described above under “—Agreements with our Named Executive Officers.”

Dr. Theuer.  If Dr. Theuer’s employment is terminated as a result of his death, his estate would be entitled to receive payments equal to continued payment of his base salary for 12 months and reimbursement of expenses owed to him through the date of his death. In addition, his stock option awards would vest on an accelerated basis as if his termination occurred six months later. If Dr. Theuer’s employment is terminated as a result of disability, he would be entitled to reimbursement of expenses owed to him through the date of his disability, and his stock option awards would vest on an accelerated basis as if his termination occurred six months later. If Dr. Theuer’s employment is terminated for cause, he would be entitled to his base salary and any expense reimbursement owed to him as of the date of his termination. If Dr. Theuer’s employment is terminated by us for reasons other than for cause or (including upon a change of control), he resigns for good reason or his agreement expires at the end of the term without renewal, he would be entitled to receive severance payments equal to continued payment of his base salary for 12 months, employee benefit coverage for up to 12 months, reimbursement of expenses owed to him through the date of his termination and 100% automatic vesting of any unvested time-based stock option awards.

Mr. Logan. If Mr. Logan’s employment is terminated without cause or if he resigns for good reason, he will be entitled to a severance payment equal to six months of his annualized base salary and to payment of his health insurance premiums for up to six months. His options will become vested and exercisable with respect to an additional six months of vesting following the termination date. If Mr. Logan’s employment is terminated without cause or if he resigns for good reason within 18 months following a change in control, he will be entitled to a severance payment equal to nine months of his annual base salary, payment of his health insurance premiums for up to nine months and 100% automatic vesting of any unvested time-based stock option awards.

Ms. Bitar. We entered into a severance agreement with Ms. Bitar in September 2014 under our severance plan. Pursuant to the agreement, if Ms. Bitar’s employment is terminated without cause or if she resigns for good reason within 12 months following a change of control, she will be entitled to a severance payment equal to six months of her annual base salary and payment of her health insurance premium for six months.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards granted to our named executive officers that remain outstanding as of December 31, 2014.

						Option Awards(1)(2)
	Grant date	Vesting commencement date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price per share ($)(3)	Option expiration date
Charles P. Theuer, M.D., Ph.D.	9/20/2011	3/31/2011	175,627	11,709		0.70	9/19/2021
	3/14/2013	7/13/2012	15,611	10,228		1.34	3/13/2023
	5/23/2013	5/15/2013	26,924	41,095		1.34	5/22/2023
	10/3/2014	10/3/2014	—	82,575		7.04	10/2/2024
	10/3/2014	10/3/2014	—	51,378	(4)	7.04	10/2/2024

H Casey Logan, M.B.A.	3/14/2013	2/19/2013	39,082	46,188		1.34	3/13/2023
	5/23/2013	2/19/2013	10,769	16,438	(5)	1.34	5/22/2023
	10/3/2014	10/3/2014	—	1,200		7.04	10/2/2024
	10/3/2014	10/3/2014	—	16,055	(4)	7.04	10/2/2024

Patricia Bitar, CPA	10/3/2014	9/22/2014	—	59,115		7.04	10/2/2024

(1)                                 All of the option awards were granted under the 2011 plan, the terms of which are described below under “—Equity Benefit Plans.”

(2)                                 Except as specifically noted, all of the option awards have a four-year vesting schedule. Dr. Theuer’s options granted prior to October 3, 2014 vest in equal monthly tranches over the four-year vesting period, and Mr. Logan’s and Ms. Bitar’s options, and Dr. Theuer’s October 3, 2014 option awards, include a one-year cliff and monthly vesting thereafter. The options are also eligible for accelerated vesting on a qualifying termination as described above under “—Potential Payments Upon Termination or Change of Control.”

(3)                                 All of the option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant, as determined in good faith by our board of directors.

(4)                                 Option award includes an additional vesting condition that our initial public offering be completed prior to March 31, 2015, and such offering was completed in February 2015.

(5)                                 5,101 shares (9/48th of the total award) vested on the first anniversary of the vesting commencement date, and 1/48th of the shares under the award vest monthly thereafter for the next 39 months.

Option Exercises

Our named executive officers did not exercise any stock option awards during the fiscal year ended December 31, 2014.

Option Repricings

We did not engage in any repricings or other modifications or cancellations to any of our named executive officers’ outstanding equity awards during the year ended December 31, 2014.

Health, Welfare and Retirement Benefits

All of our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, and life and disability insurance plans, in each case on the same basis as all of our other employees. We provide a 401(k) plan to our employees, including our named executive officers, as discussed in the section below entitled “—401(k) Plan.”

401(k) Plan

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our named executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code, and is also intended to qualify as a safe harbor plan. During 2014, we made matching contributions of 100% of the amount of each participant’s contributions, up to 4% of each participant’s compensation. The 401(k) plan currently does not offer the ability to invest in our securities.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us. Our board of directors may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Equity Benefit Plans

2015 Equity Incentive Plan

Our board of directors adopted the 2015 plan in January 2015 and our stockholders approved the 2015 plan in January 2015, which became effective on January 29, 2015, and no further grants will be made under the 2011 plan.

Stock Awards.  The 2015 plan provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of us and our affiliates. Additionally, the 2015 plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

Share Reserve.  Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2015 plan is the sum of (1) 801,033 shares, plus (2) the number of shares (not to exceed 1,062,588 shares) (a) reserved for issuance under our 2011 plan at the time our 2015 plan became effective, and (b) any shares subject to outstanding stock options or other stock awards that were granted under our 2011 plan that are forfeited, terminate, expire or are otherwise not issued. Additionally, the number of shares of our common stock reserved for issuance under our 2015 plan will automatically increase on January 1 of each year, beginning on January 1, 2016 and continuing through and including January 1, 2025, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. The maximum number of shares of our common stock that may be issued upon the exercise of ISOs under our 2015 plan is 3,617,571 shares.

No person may be granted stock awards covering more than 258,397 shares of our common stock under our 2015 plan during any calendar year pursuant to stock options, stock appreciation rights and other stock awards whose value is determined by reference to an increase over an exercise or strike price of at least 100% of the fair market value on the date the stock award is granted. Additionally, no person may be granted in a calendar year a performance stock award covering more than 258,397 shares of our common stock or a performance cash award having a maximum value in excess of $1,000,000. Such limitations are designed to help assure that any deductions to which we would otherwise be entitled with respect to such awards will not be subject to the $1,000,000 limitation on the income tax deductibility of compensation paid to any covered executive officer imposed by Section 162(m) of the Code.

If a stock award granted under the 2015 plan expires or otherwise terminates without being exercised in full, or is settled in cash, the shares of our common stock not acquired pursuant to the stock award again will become available for subsequent issuance under the 2015 plan. In addition, the following types of shares of our common stock under the 2015 plan may become available for the grant of new stock awards under the 2015 plan: (1) shares that are forfeited to or repurchased by us prior to becoming fully vested; (2) shares withheld to satisfy income or employment withholding taxes; or (3) shares used to pay the exercise or purchase price of a stock award. Shares issued under the 2015 plan may be previously unissued shares or reacquired shares bought by us on the open market. As of March 2, 2015, 18,897 shares of common stock were subject to outstanding awards under the 2015 plan.

Administration.  Our board of directors, or a duly authorized committee thereof, has the authority to administer the 2015 plan. Our board of directors may also delegate to one or more of our officers the authority to (1) designate employees (other than other officers) to be recipients of certain stock awards, and (2) determine the number of shares of common stock to be subject to such stock awards. Subject to the terms of the 2015 plan, our board of directors or the authorized committee, referred to herein as the plan administrator, determines recipients, dates of grant, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting schedule applicable to a stock award. Subject to the limitations set forth below, the plan administrator will also determine the exercise price, strike price or purchase price of awards granted and the types of consideration to be paid for the award.

The plan administrator has the authority to modify outstanding awards under our 2015 plan. Subject to the terms of our 2015 plan, the plan administrator has the authority to reduce the exercise, purchase or strike price of any outstanding stock award, cancel any outstanding stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock Options.  ISOs and NSOs are granted pursuant to stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, within the terms and conditions of the 2015 plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2015 plan vest at the rate specified by the plan administrator.

The plan administrator determines the term of stock options granted under the 2015 plan, up to a maximum of ten years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. The option term may be extended in the event that exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy. If an optionholder’s service relationship with us or any of our affiliates ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of our common stock previously owned by the optionholder, (4) a net exercise of the option if it is an NSO, and (5) other legal consideration approved by the plan administrator.

Unless the plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. An optionholder may designate a beneficiary, however, who may exercise the option following the optionholder’s death.

Tax Limitations on Incentive Stock Options.  The aggregate fair market value, determined at the time of grant, of our common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of our stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and (2) the term of the ISO does not exceed five years from the date of grant.

Restricted Stock Awards.  Restricted stock awards are granted pursuant to restricted stock award agreements adopted by the plan administrator. Restricted stock awards may be granted in consideration for (1) cash, check, bank draft or money order, (2) services rendered to us or our affiliates, or (3) any other form of legal consideration. Common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in our favor in accordance with a vesting schedule to be determined by the plan administrator. A restricted stock award may be transferred only upon such terms and conditions as set by the plan administrator. Except as otherwise provided in the applicable award agreement, restricted stock awards that have not vested may be forfeited or repurchased by us upon the participant’s cessation of continuous service for any reason.

Restricted Stock Unit Awards.  Restricted stock unit awards are granted pursuant to restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.

Stock Appreciation Rights.  Stock appreciation rights are granted pursuant to stock appreciation grant agreements adopted by the plan administrator. The plan administrator determines the strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Upon the exercise of a stock appreciation right, we will pay the participant an amount equal to the product of (1) the excess of the per share fair market value of our common stock on the date of exercise over the strike price, multiplied by (2) the number of shares of common stock with respect to which the stock appreciation right is exercised. A stock appreciation right granted under the 2015 plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator.

The plan administrator determines the term of stock appreciation rights granted under the 2015 plan, up to a maximum of ten years. Unless the terms of a participant’s stock appreciation right agreement provides otherwise, if a participant’s service relationship with us or any of our affiliates ceases for any reason other than cause, disability or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. The stock appreciation right term may be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. If a participant’s service relationship with us, or any of our affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate immediately upon the occurrence of the event giving rise to the termination of the individual for cause. In no event may a stock appreciation right be exercised beyond the expiration of its term.

Performance Awards.  The 2015 plan permits the grant of performance-based stock and cash awards that may qualify as performance-based compensation that is not subject to the $1,000,000 limitation on the income tax deductibility of compensation paid to a covered executive officer imposed by Section 162(m) of the Code. To help assure that the compensation attributable to performance-based awards will so qualify, our compensation committee can structure such awards so that stock or cash will be issued or paid pursuant to such award only after the achievement of certain pre-established performance goals during a designated performance period.

The performance goals that may be selected include one or more of the following: (1) earnings (including earnings per share and net earnings); (2) earnings before interest, taxes and depreciation; (3) earnings before interest, taxes, depreciation and amortization; (4) earnings before interest, taxes, depreciation, amortization and legal settlements; (5) earnings before interest, taxes, depreciation, amortization, legal settlements and other income (expense); (6) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense) and stock-based compensation; (7) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation and changes in deferred revenue; (8) total stockholder return; (9) return on equity or average stockholder’s equity; (10) return on assets, investment, or capital employed; (11) stock price; (12) margin (including gross margin); (13) income (before or after taxes); (14) operating income; (15) operating income after taxes; (16) pre-tax profit; (17) operating cash flow; (18) sales or revenue targets; (19) increases in revenue or product revenue; (20) expenses and cost reduction goals; (21) improvement in or attainment of working capital levels; (22) economic value added (or an equivalent metric); (23) market share; (24) cash flow; (25) cash flow per share; (26) share price performance; (27) debt reduction; (28) implementation or completion of projects or processes (including, without limitation, clinical trial initiation, clinical trial enrollment, clinical trial results, new and supplemental indications for existing products, regulatory filing submissions, regulatory filing acceptances, regulatory or advisory committee interactions, regulatory approvals, and product supply); (29) stockholders’ equity; (30) capital expenditures; (31) debt levels; (32) operating profit or net operating profit; (33) workforce diversity; (34) growth of net income or operating income; (35) billings; (36) bookings; (37) employee retention; (38) initiation of phases of clinical trials and/or studies by specific dates; (39) patient enrollment rates; (40) budget management; (41) submission to, or approval by, a regulatory body (including, but not limited to the FDA) of an applicable filing or a product candidate; (42) regulatory milestones; (43) progress of internal research or clinical programs; (44) progress of partnered programs; (45) partner satisfaction; (46) timely completion of clinical trials; (47) submission of INDs and NDAs and other regulatory achievements; (48) research progress, including the development of programs; (49) strategic partnerships or transactions (including in-licensing and out-licensing of intellectual property; and (50) to the extent that an award is not intended to comply with Section 162(m) of the Code, other measures of performance selected by our board of directors.

The performance goals may be based on a company-wide basis, with respect to one or more business units, divisions, affiliates, or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise (1) in the award agreement at the time the award is granted or (2) in such other document setting forth the performance goals at the time the goals are established, we will appropriately make adjustments in the method of calculating the attainment of performance goals as follows: (a) to exclude restructuring and/or other nonrecurring charges; (b) to exclude exchange rate effects; (c) to exclude the effects of changes to generally accepted accounting principles; (d) to exclude the effects of any statutory adjustments to corporate tax rates; (e) to exclude the effects of any “extraordinary items” as determined under generally accepted accounting principles; (f) to exclude the dilutive effects of acquisitions or joint ventures; (g) to assume that any business divested by us achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (h) to exclude the effect of any change in the outstanding shares of our common stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common stockholders other than regular cash dividends; (i) to exclude the effects of stock-based compensation and the award of bonuses under our bonus plans; (j) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles; (k) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles; (l) to exclude the effect of any other unusual, non-recurring gain or loss or other extraordinary item; and (m) to exclude the effects of the timing of acceptance for review and/or approval of submissions to the FDA or any other regulatory body. In addition, we retain the discretion to reduce or eliminate the compensation or economic benefit due upon attainment of the performance goals and to define the manner of calculating the performance criteria we select to use for such performance period. The performance goals may differ from participant to participant and from award to award.

Other Stock Awards.  The plan administrator may grant other awards based in whole or in part by reference to our common stock. The plan administrator will set the number of shares under the stock award and all other terms and conditions of such awards.

Changes to Capital Structure.  In the event that there is a specified type of change in our capital structure, such as a stock split or recapitalization, appropriate adjustments will be made to (1) the class and maximum number of shares reserved for issuance under the 2015 plan, (2) the class and maximum number of shares by which the share reserve may increase automatically each year, (3) the class and maximum number of shares that may be issued upon the exercise of ISOs, (4) the class and maximum number of shares subject to stock awards that can be granted in a calendar year (as established under the 2015 plan pursuant to Section 162(m) of the Code) and (5) the class and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding stock awards.

Corporate Transactions.  In the event of certain specified significant corporate transactions, the plan administrator has the discretion to take any of the following actions with respect to stock awards:

•                  arrange for the assumption, continuation or substitution of a stock award by a surviving or acquiring entity or parent company;

•                  arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring entity or parent company;

•                  accelerate the vesting of the stock award and provide for its termination prior to the effective time of the corporate transaction;

•                  arrange for the lapse of any reacquisition or repurchase right held by us;

•                  cancel or arrange for the cancellation of the stock award in exchange for such cash consideration, if any, as our board of directors may deem appropriate; or

•                  make a payment equal to the excess of (1) the value of the property the participant would have received upon exercise of the stock award over (2) the exercise price otherwise payable in connection with the stock award.

Our plan administrator is not obligated to treat all stock awards, even those that are of the same type, in the same manner.

Under the 2015 plan, a corporate transaction is generally the consummation of (1) a sale or other disposition of all or substantially all of our consolidated assets, (2) a sale or other disposition of at least 90% of our outstanding securities, (3) a merger, consolidation or similar transaction following which we are not the surviving corporation, or (4) a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction.

Change of Control.  The plan administrator may provide, in an individual award agreement or in any other written agreement between a participant and us that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change of control. For example, certain of our employees may receive an award agreement that provides for vesting acceleration upon the individual’s termination without cause or resignation for good reason (including a material reduction in the individual’s base salary, duties, responsibilities or authority, or a material relocation of the individual’s principal place of employment with us) in connection with a change of control. Under the 2015 plan, a change of control is generally (1) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation or similar transaction; (2) a consummated merger, consolidation or similar transaction immediately after which our stockholders cease to own more than 50% of the combined voting power of the surviving entity; or (3) a consummated sale, lease or exclusive license or other disposition of all or substantially of our consolidated assets.

Amendment and Termination.  Our board of directors has the authority to amend, suspend, or terminate our 2015 plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. No ISOs may be granted after the tenth anniversary of the date our board of directors adopted our 2015 plan.

2011 Equity Incentive Plan

Our board of directors initially adopted, and our stockholders approved the 2011 Equity Incentive Plan, or the 2011 plan, in August 2011. The 2011 plan provides for the grant of stock options (ISOs and NSOs), stock appreciation rights, restricted stock awards and RSU awards to our employees, directors, and consultants. To date, only stock options have been awarded under the 2011 plan.  No additional awards will be granted under the 2011 plan, and all awards granted under the 2011 plan that are repurchased, forfeited, expired, cancelled or otherwise not issued will become available for grant under the 2015 plan in accordance with its terms.

Administration.  Our board of directors, or a duly authorized committee thereof, has the authority to administer the 2011 plan. Awards under the 2011 plan were granted pursuant to award agreements adopted by the plan administrator.

Share Reserve.  The initial number of shares we reserved for issuance pursuant to the 2011 plan was 843,586 shares, which was increased in September 2014 to 1,070,976 shares in connection with our issuance of shares of our Series B redeemable convertible preferred stock. As of December 31, 2014, 19,003 shares of common stock were issued and outstanding pursuant to options under the plan that had been exercised, and 1,023,847 shares of common stock were subject to outstanding awards.  No additional awards will be granted under the 2011 plan, and all awards granted under the 2011 plan that are repurchased, forfeited, expired, are cancelled or otherwise not issued will become available for grant under the 2015 plan in accordance with its terms.

Corporate Transactions.  In the event of certain specified significant corporate transactions, each outstanding award will be subject to the terms of the applicable transaction agreement. Such transaction agreement may provide, without limitation, for the assumption or substitution of awards, for their continuation, for accelerated vesting or for cancellation with or without consideration, in all cases without the consent of the award holder.

Amendment and Termination.  Our board of directors has the authority to amend, suspend or terminate our 2011 plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. As of January 29, 2015, no additional awards will be granted under the 2011 plan. However, any outstanding awards already granted under the 2011 plan will remain outstanding, subject to the terms of such plan and the applicable award agreements, until such outstanding awards are exercised or until they terminate or expire by their terms.

2015 Employee Stock Purchase Plan

Our board of directors adopted the ESPP in January 2015 and our stockholders approved the ESPP in January 2015. The ESPP became effective on January 29, 2015. The purpose of the ESPP is to retain the services of new employees and secure the services of new and existing employees while providing incentives for such individuals to exert maximum efforts toward our success and that of our affiliates.

Share Reserve.  The ESPP authorizes the issuance of 183,462 shares of our common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2016 through January 1, 2025 by the least of (1) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (2) 366,925 shares, or (3) a number determined by our board of directors that is less than (1) and (2). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. As of the date hereof, no shares of our common stock have been purchased under the ESPP.

Administration.  Our board of directors has delegated its authority to administer the ESPP to our compensation committee. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances.

Payroll Deductions.  Generally, all regular employees, including executive officers, employed by us or by any of our designated affiliates, may participate in the ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our common stock under the ESPP. Unless otherwise determined by our board of directors, common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (1) 85% of the fair market value of a share of our common stock on the first date of an offering or (2) 85% of the fair market value of a share of our common stock on the date of purchase.

Limitations.  Employees may have to satisfy one or more of the following service requirements before participating in the ESPP, as determined by our board of directors: (1) customarily employed for more than 20 hours per week, (2) customarily employed for more than five months per calendar year or (3) continuous employment with us or one of our affiliates for a period of time (not to exceed two years). No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of our common stock based on the fair market value per share of our common stock at the beginning of an offering for each year such a purchase right is outstanding. Finally, no employee will be eligible for the grant of any purchase rights under the ESPP if immediately after such rights are granted, such employee has voting power over 5% or more of our outstanding capital stock measured by vote or value pursuant to Section 424(d) of the Code.

Changes to Capital Structure.  In the event that there occurs a change in our capital structure through such actions as a stock split, merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or similar transaction, the board of directors will make appropriate adjustments to (1) the number of shares reserved under the ESPP, (2) the maximum number of shares by which the share reserve may increase automatically each year and (3) the number of shares and purchase price of all outstanding purchase rights.

Corporate Transactions.  In the event of certain significant corporate transactions, including the consummation of: (1) a sale of all our assets, (2) the sale or disposition of 90% of our outstanding securities, (3) a merger or consolidation where we do not survive the transaction and (4) a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction, any then- outstanding rights to purchase our stock under the ESPP may be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for such purchase rights, then the participants’ accumulated payroll contributions will be used to purchase shares of our common stock within ten business days prior to such corporate transaction, and such purchase rights will terminate immediately.

Amendment and Termination.  Our board of directors has the authority to amend or terminate our ESPP, provided that except in certain circumstances any such amendment or termination may not materially impair any outstanding purchase rights without the holder’s consent. We will obtain stockholder approval of any amendment to our ESPP as required by applicable law or listing requirements.

Director Compensation

Our board of directors adopted a new compensation policy in December 2014 that became effective upon the execution and delivery of the underwriting agreement related to our initial public offering and is applicable to all of our non-employee directors. This compensation policy provides that each non-employee director will receive the following compensation for service on our board of directors:

•                  an annual cash retainer of $35,000;

•                  an annual cash retainer of $60,000 for service as chairman of our board of directors;

•                  an additional annual cash retainer of $7,500, $5,000 and $3,750 for service on our audit committee, compensation committee and the nominating and corporate governance committee, respectively;

•                  an additional annual cash retainer of $15,000, $10,000 and $7,500 for service as chairman of the audit committee, compensation committee and the nominating and corporate governance committee (in lieu of regular committee member fees), respectively;

•                  an automatic annual option grant to purchase a number of shares of our common stock having a grant date fair value of $100,000 for each non-employee director serving on the board of directors on the date of our annual stockholder meeting (including by reason of his or her election at such meeting), in each case vesting 100% as of the earlier of the date of our next annual stockholder meeting and the one-year anniversary of the date of grant; and

•                  upon first joining our board of directors following our initial public offering an automatic initial grant of an option to purchase a number of shares of our common stock having a grant date fair value of $168,000 that vests ratably in annual installments over a three-year period following the grant date.

Each of the option grants described above will vest and become exercisable subject to the director’s continuous service with us, provided that each option will vest in full upon a change of control, as defined under our 2015 plan. The options will be granted under our 2015 plan, the terms of which are described in more detail above under “—Equity Benefit Plans—2015 Equity Incentive Plan.”

Prior to our initial public offering, we did not provide compensation to our non-employee directors other than Kenneth Galbraith, our former Chairman, who received stock option grants as his sole compensation.

We did not provide compensation to our non-employee directors during 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our capital stock by:

•                  each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•                  each of our directors;

•                  each of our named executive officers; and

•                  all of our current executive officers and directors as a group.

Information with respect to beneficial ownership is based upon information supplied by our officers, directors and principal stockholders and/or a review of Schedules 13D and 13G, if any, and other documents filed with the SEC. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before April 29, 2015, which is 60 days after February 28, 2015. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

The percentage ownership information under the column entitled “Percent of Shares Beneficially Owned” is based on 12,103,421 shares of common stock outstanding as of February 28, 2015.  Except as otherwise noted below, the address for each person or entity listed in the table is c/o TRACON Pharmaceuticals, Inc., 8910 University Center Lane, Suite 700, San Diego, California 92122.

Name and address of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% or greater stockholders:

New Enterprise Associates 14, L.P.(1) 1954 Greenspring Drive, Suite 600 Timonium, MD 21093	1,888,474	15.6%

JAFCO Super V3 Investment Limited Partnership(2) Otemachi First Square, West Tower 11F 1-5-1 Otemachi, Chiyoda-ku Tokyo 100-0004, Japan	1,817,670	15.0%

Brookline Tracon Investment Fund LLC(3) c/o Brookline Investments Inc. 2501 Twentieth Place South, Suite 275 Birmingham, AL 35223	1,237,602	10.2%

Nextech III Oncology, LPCI(4) Scheuchzerstrasse 35 8006 Zurich, Switzerland	875,991	7.2%

BMV Direct II LP(5) 17190 Bernardo Center Drive San Diego, CA 92128	611,785	5.1%

Directors and Named Executive Officers:

Charles P. Theuer, M.D., Ph.D.(6)	239,353	1.9%
Kenji Harada, Ph.D.(2)	—	*
Hironori Hozoji(2)	—	*
William R. LaRue(7)	8,388	*
Martin A. Mattingly, Pharm.D.(8)	—	*
J. Rainer Twiford, J.D., Ph.D.(9)	1,247,631	10.3%
Paul Walker(10)	—	*
Stephen Worland, Ph.D.(11)	—	*
H Casey Logan, M.B.A.(12)	55,180	*
Patricia L. Bitar, CPA	—	*
All executive officers and directors as a group (10 persons)(13)	1,550,552	12.5%

*                                         Represents beneficial ownership of less than 1%.

(1)                                 Represents 1,888,474 shares of common stock beneficially owned by New Enterprise Associates 14, L.P., or NEA.  The shares directly held by NEA are indirectly held by NEA Partners 14, L.P., the sole general partner of NEA; NEA 14 GP, LTD, the sole general partner of NEA Partners 14, L.P.; and each of the individual directors of NEA 14 GP, LTD. The directors of NEA 14 GP, LTD are M. James Barrett, Peter J. Barris, Forest Baskett, Ryan D. Drant, Anthony A. Florence, Jr., Patrick J. Kerins, Krishna “Kittu” Kolluri, David M. Mott, Scott D. Sandell, Peter Sonsini, Ravi Viswanathan and Harry R. Weller. NEA, NEA Partners 14, L.P., NEA 14 GP, LTD and the directors of NEA 14 GP, LTD share voting and dispositive power with respect to the shares held by NEA. Paul Walker, a partner at New Enterprise Associates, has no voting or dispositive power with regard to any of the above referenced shares and disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein, if any. All indirect holders of the above referenced shares disclaim beneficial ownership of all applicable shares except to the extent of their pecuniary interest therein.

(2)                             Represents 1,817,670 shares of common stock beneficially owned by JAFCO Super V3 Investment Limited Partnership, or JAFCO. JAFCO Co., Ltd. is the general partner of JAFCO. As President, Chief Executive Officer and Chairperson of the investment committee of JAFCO Co., Ltd., Shinichi Fuki has voting and investment authority over the shares held by JAFCO. Kenji Harada, Ph.D., one of our directors, is Group Leader, Life Science Investment Group of JAFCO Co., Ltd., and Hironori Hozoji, another of our directors, is an Investment Officer of JAFCO Life Science Investment, a wholly owned subsidiary of JAFCO Co., Ltd. and a Principal of JAFCO, Ltd. Neither Dr. Harada nor Mr. Hozoji has beneficial ownership of such shares.

(3)                             Represents 437,210 shares of common stock beneficially owned by Brookline Tracon Investment Fund, LLC, 657,552 shares of common stock beneficially owned by Brookline Tracon Investment Fund II, LLC, 49,380 shares of common stock beneficially owned by CSA Biotechnology Fund I, LLC and 93,460 shares of common stock beneficially owned by CSA Biotechnology Fund II, LLC. J. Rainer Twiford, J.D., Ph.D., one of our directors, has voting and dispositive control over these shares. Dr. Twiford disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(4)                                 Represents 875,991 shares of common stock beneficially owned by Nextech III Oncology, LPCI. The general partner of Nextech III is Nextech III GP Ltd. Alfred Scheidegger, Rudolf Gygax and Roland Ruckstuhl are the managing members of Nextech III GP Ltd. and may be deemed to share dispositive voting and investment power over the shares held by Nextech III. Each of these individuals disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Excludes 233,958 shares of common stock held by ONC Partners, L.P. Although ONC Partners, L.P. and Nextech III have a common investment adviser, voting and investment decisions on behalf of ONC Partners, L.P. are made by an unrelated general partner.

(5)                                 Represents 611,785 shares of common stock beneficially owned by BMV Direct II LP. The sole general partner of BMV Direct II LP is BioMed Realty, L.P. The sole general partner of BioMed Realty, L.P. is BioMed Realty Trust, Inc., a publicly traded company.

(6)                                 Includes 239,353 shares of common stock subject to options exercisable as of April 29, 2015.

(7)                                 Includes 7,165 shares of common stock subject to repurchase as of February 28, 2015.

(8)                                 Martin A. Mattingly, Pharm.D., joined our board of directors on December 26, 2014.

(9)                                 Consists of the shares of outstanding common stock referred to in footnote (3) and 10,029 shares held by MCT Investments, LLC. Dr. Twiford’s spouse, Marsha C. Twiford, has voting and investment power with respect to the shares held by MCT Investments, LLC.

(10)                          Paul Walker is a partner of New Enterprise Associates.

(11)                          Stephen Worland, Ph.D., joined our board of directors on February 25, 2015.

(12)                          Consists of 55,180 shares of common stock subject to options exercisable as of April 29, 2015.

(13)                      Consists of the shares of outstanding common stock and shares of common stock subject to options exercisable as of April 29, 2015 referred to in footnotes (1), (4), (6), (7), (9) and (12).

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1):
2011 Equity Incentive Plan(2)	1,023,847	(3)	$3.19	28,126

2015 Equity Incentive Plan(4)	—		$—	—

2015 Employee Stock Purchase Plan(5)	—		$—	—
Equity compensation plans not approved by stockholders:
None

(1)         For a description of our equity compensation plans, see “Item 11. Executive Compensation.”

(2)         Effective as of January 29, 2015, no additional awards will be granted under the 2011 plan, and all awards granted under the 2011 plan that are repurchased, forfeited, expire, are cancelled or otherwise not issued will become available for grant under the 2015 plan in accordance with its terms.

(3)         All shares issuable upon exercise of options.

(4)         The 2015 plan became effective on January 29, 2015. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2013 plan is the sum of (i) 801,033 shares, plus (ii) the 28,126 shares remaining available for grant under our 2011 plan at the time our 2015 plan became effective, plus (iii) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to our 2011 plan (such as upon the expiration or termination of a stock award prior to vesting). Additionally, the number of shares of our common stock reserved for issuance under our 2015 plan will automatically increase on January 1 of each year, beginning on January 1, 2016, and continuing through and including January 1, 2025, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under our 2015 plan is 3,617,571 shares.

(5)         The ESPP became effective on January 29, 2015. The ESPP authorizes the issuance of 183,462 shares of our common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2016 through January 1, 2025 by the least of (a) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (b) 366,925 shares, or (c) a number determined by our board of directors that is less than (a) and (b).

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since January 1, 2014 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Item 11. Executive Compensation.”

Initial Public Offering

In February 2015, we completed our initial public offering pursuant to which we issued and sold an aggregate of 3,600,000 shares of our common stock, at a price to the public of $10.00 per share. In addition, we completed a concurrent private placement with New Enterprise Associates 14, L.P. in which we sold 500,000 shares of our common stock at a price of $10.00 per share.  The following table sets forth the number of shares of common stock purchased by holders of more than 5% of our common stock or entities affiliated with them, including entities affiliated with certain of our directors at the closing of the initial public offering:

Name(1)	Shares of Common Stock	Purchase Price
JAFCO Super V3 Investment Limited Partnership	257,950	$2,579,500
New Enterprise Associates 14, L.P.	500,000	$5,000,000
Nextech III Oncology, LPCI	174,117	$1,741,170
BMV Direct II LP	131,155	$1,311,550

(1)         Additional detail regarding these stockholders and their equity holdings is provided under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Certain of our directors or former directors have affiliations with the investors that participated in our initial public offering and concurrent private placement as described above, as indicated in the table below:

Director	Investor
Kenji Harada, Ph.D.	JAFCO Super V3 Investment Limited Partnership
Hironori Hozoji	JAFCO Super V3 Investment Limited Partnership
Paul Walker	New Enterprise Associates 14, L.P.
Alfred Scheidegger, Ph.D.	Nextech III Oncology, LPCI

Series B Preferred Stock Financing

In September 2014, we entered into a Series B preferred stock purchase agreement, pursuant to which we issued and sold to investors an aggregate of 12,400,274 shares of our Series B redeemable convertible preferred stock at a purchase price of approximately $2.19 per share, for aggregate consideration of $27.2 million.

The participants in this Series B preferred stock financing included holders of more than 5% of our capital stock and entities affiliated with our directors. The following table sets forth the aggregate number of shares of Series B redeemable convertible preferred stock issued to these related parties in this preferred stock financing:

Participants	Cash Payments	Shares of Series B Redeemable Convertible Preferred Stock
Greater than 5% Stockholders
Arcus Ventures Fund, LP	$454,545.85	207,224
BHP No. 2 Investment Limited Partnership	$454,545.85	207,224
Brookline Tracon Investment Fund II, LLC(1)	$2,049,999.04	934,579
JAFCO Super V3 Investment Limited Partnership(1)	$2,272,729.22	1,036,120
Nextech III Oncology, LPCI(1)(2)	$1,022,728.15	466,254

Entities Affiliated with Our Directors and Officers
New Enterprise Associates 14, L.P.(3)	$11,796,544.30	5,377,955
ONC Partners, L.P.(1)	$340,909.39	155,418

(1)                                 One of our directors (J. Rainer Twiford, J.D., Ph.D.) is affiliated with Brookline Tracon Investment Fund II, LLC; two of our directors (Kenji Harada, Ph.D., and Hironori Hozoji) are affiliated with JAFCO Super V3 Investment Limited Partnership; and one of our prior directors (Alfred Scheidegger, Ph.D.) is affiliated with Nextech III Oncology, LPCI and ONC Partners, L.P.

(2)                                 Excludes 155,418 shares of Series B redeemable convertible preferred stock issued to ONC Partners, L.P. Although ONC Partners, L.P. and Nextech III Oncology, LPCI have a common investment adviser, voting and investment decisions on behalf of ONC Partners, L.P. are made by an unrelated general partner.

(3)                                 Includes 4,559 shares of Series B redeemable convertible preferred stock issued to NEA Ventures 2014, L.P. As of the initial closing of the Series B redeemable convertible preferred stock financing, New Enterprise Associates 14, L.P. acquired a seat on our board. Paul Walker, one of our directors, is a partner of New Enterprise Associates.

Brookline Group, LLC, an affiliate of Brookline Tracon Investment Fund II, LLC, a holder of more than five percent of our common stock, acted as a nonexclusive placement agent for the Series B preferred stock financing and received a fee in the amount of $95,727.22 in consideration for such services.

Policies and Procedures for Transactions with Related Persons

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years.

Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. A related person is any executive officer, director or a holder of more than 5% of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our board of directors) for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our audit committee or other independent body of our board of directors takes into account the relevant available facts and circumstances including, but not limited to:

•                  the risks, costs and benefits to us;

•                  the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•                  the terms of the transaction;

•                  the availability of other sources for comparable services or products; and

•                  the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Independence of the Board of Directors

As required under the Nasdaq Listing Rules, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by its board of directors. Our board of directors consults with the Company’s counsel to ensure that the board of directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, our board of directors has affirmatively determined that, with the exception of Dr. Theuer, all of our directors are independent directors within the meaning of the applicable Nasdaq Listing Rules. In making this determination, the board of directors found that none of these directors had a material or other disqualifying relationship with the Company.

Item 14.  Principal Accountant Fees and Services.

Audit and All Other Fees

The following table presents fees for services rendered by Ernst & Young LLP, our independent registered public accounting firm, for 2014 and 2013 in the following categories:

	Years ended December 31,
	2014	2013

Audit Fees (1)	$1,057,706	$64,144
Tax Fees (2)	8,000	14,000
All Other Fees	—	—
	$1,065,706	$78,144

(1)         Audit fees consist of fees billed for professional services by Ernst & Young LLP for audit and quarterly review of our financial statements and review of our registration statement on Form S-1, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)         Tax fees consist of fees for professional services performed by Ernst & Young LLP with respect to tax compliance, tax advice and tax planning.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

1. Financial Statements

The financial statements of TRACON Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2014:

2. Financial Statement Schedules

These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.

3.2(1)	Amended and Restated Bylaws, as currently in effect.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.

10.1+(2)	Form of Indemnity Agreement by and between the Registrant and its directors and officers.

10.2+(2)	TRACON Pharmaceuticals, Inc. 2011 Equity Incentive Plan and Forms of Stock Option Agreement and Notice of Exercise thereunder.

10.3+(2)	TRACON Pharmaceuticals, Inc. 2015 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Notice of Exercise and Restricted Stock Unit Agreement thereunder.

10.4+(2)	TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy.

10.5+(2)	Amended and Restated Employment Agreement by and between the Registrant and Charles P. Theuer, M.D., Ph.D., dated May 7, 2014, as amended on September 17, 2014.

10.6+(2)	Employment Agreement by and between the Registrant and H Casey Logan, M.B.A., dated February 18, 2013, as amended on September 17, 2014.

10.7+(2)	Offer Letter by and between the Registrant and Patricia Bitar, dated September 17, 2014.

10.8+(2)	TRACON Pharmaceuticals, Inc. Severance Plan and Summary Plan Description.

10.9+(2)	Severance Agreement by and between the Registrant and Patricia Bitar, dated September 22, 2014.

10.10(2)	Office Lease Agreement by and between the Registrant and Glenborough Aventine, LLC, dated February 10, 2011, as amended on September 16, 2013 and September 15, 2014.

10.11*(2)	License Agreement by and between the Registrant and Santen Pharmaceutical Co., Ltd., dated March 3, 2014, as amended.

10.12*(2)

License Agreement by and among the Registrant and Roswell Park Cancer Institute and Health Research, Inc., dated November 1, 2005, as amended on November 12, 2009, February 11, 2010 and September 18, 2014.

10.13*(2)	License Agreement by and between the Registrant and Case Western Reserve University, dated August 2, 2006.

10.14*(2)	License Agreement by and between the Registrant and Lonza Sales AG, dated June 29, 2009.

10.15(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on November 14, 2013.

10.16(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on June 4, 2014.

10.17(2)	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated November 14, 2013, as amended on June 4, 2014.

10.18*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated December 22, 2010.

10.19*(2)

Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated January 28, 2011, as amended on March 12, 2013.

10.20*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated August 7, 2012.

10.21*(2)	Sponsored Research Agreement by and between the Registrant and Tufts Medical Center, Inc., dated December 16, 2014.

10.22	Third Amendment to Office Lease Agreement by and between the Registrant and Glenborough Aventine, LLC, dated February 20, 2015.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

+

Indicates management contract or compensatory plan.

*

Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.

(2) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

/s/ CHARLES P. THEUER, M.D., PH.D.
Charles P. Theuer, M.D., Ph.D. President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Charles Theuer, M.D., Ph.D., and Patricia L. Bitar, CPA, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ CHARLES P. THEUER, M.D., PH.D.	President, Chief Executive Officer and Member of the Board of Directors	March 10, 2015
Charles P. Theuer, M.D., Ph.D.	(Principal Executive Officer)

/s/ PATRICIA L. BITAR, CPA	Chief Financial Officer, Assistant Secretary and Treasurer	March 10, 2015
Patricia L. Bitar, CPA	(Principal Financial and Accounting Officer)

/s/ KENJI HARADA, PH.D.	Member of the Board of Directors	March 10, 2015
Kenji Harada, Ph.D.

/s/ HIRONORI HOZOJI	Member of the Board of Directors	March 10, 2015
Hironori Hozoji

/s/ WILLIAM R. LARUE	Member of the Board of Directors	March 10, 2015
William R. LaRue

/s/ MARTIN A. MATTINGLY, PHARM. D.	Member of the Board of Directors	March 10, 2015
Martin A. Mattingly, Pharm.D.

/s/ J. RAINER TWIFORD, J.D., PH.D	Member of the Board of Directors	March 10, 2015
J. Rainer Twiford, J.D., Ph.D.

/s/ PAUL WALKER	Member of the Board of Directors	March 10, 2015
Paul Walker

/s/ STEPHEN WORLAND	Member of the Board of Directors	March 10, 2015
Stephen Worland., Ph.D.

Exhibit Index

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.

3.2(1)	Amended and Restated Bylaws, as currently in effect.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.

10.1+(2)	Form of Indemnity Agreement by and between the Registrant and its directors and officers.

10.2+(2)	TRACON Pharmaceuticals, Inc. 2011 Equity Incentive Plan and Forms of Stock Option Agreement and Notice of Exercise thereunder.

10.3+(2)	TRACON Pharmaceuticals, Inc. 2015 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Notic e of Exercise and Restricted Stock Unit Agreement thereunder.

10.4+(2)	TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy.

10.5+(2)	Amended and Restated Employment Agreement by and between the Registrant and Charles P. Theuer, M.D., Ph.D., dated May 7, 2014, as amended on September 17, 2014.

10.6+(2)	Employment Agreement by and between the Registrant and H Casey Logan, M.B.A., dated February 18, 2013, as amended on September 17, 2014.

10.7+(2)	Offer Letter by and between the Registrant and Patricia Bitar, dated September 17, 2014.

10.8+(2)	TRACON Pharmaceuticals, Inc. Severance Plan and Summary Plan Description.

10.9+(2)	Severance Agreement by and between the Registrant and Patricia Bitar, dated September 22, 2014.

10.10(2)	Office Lease Agreement by and between the Registrant and Glenborough Aventine, LLC, dated February 10, 2011, as amended on September 16, 2013 and September 15, 2014.

10.11*(2)	License Agreement by and between the Registrant and Santen Pharmaceutical Co., Ltd., dated March 3, 2014, as amended.

10.12*(2)

License Agreement by and among the Registrant and Roswell Park Cancer Institute and Health Research, Inc., dated November 1, 2005, as amended on November 12, 2009, February 11, 2010 and September 18, 2014.

10.13*(2)	License Agreement by and between the Registrant and Case Western Reserve University, dated August 2, 2006.

10.14*(2)	License Agreement by and between the Registrant and Lonza Sales AG, dated June 29, 2009.

10.15(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on November 14, 2013.

10.16(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on June 4, 2014.

10.17(2)	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated November 14, 2013, as amended on June 4, 2014.

10.18*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated December 22, 2010.

10.19*(2)

Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated January 28, 2011, as amended on March 12, 2013.

10.20*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated August 7, 2012.

10.21*(2)	Sponsored Research Agreement by and between the Registrant and Tufts Medical Center, Inc., dated December 16, 2014.

10.22	Third Amendment to Office Lease Agreement by and between the Registrant and Glenborough Aventine, LLC, dated February 20, 2015.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

+

Indicates management contract or compensatory plan.

*

Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.

(2) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.