Form 10-Q
period 2015-03-31
Tracon Pharmaceuticals, Inc.
filed 2015-05-14
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).      Yes ☐    No ☒

The number of outstanding shares of the registrant’s common stock as of April 30, 2015 was 12,103,421.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I

Item 1.  Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,291	$35,000
Prepaid and other assets	1,679	728
Total current assets	66,970	35,728
Property and equipment, net	91	97
Other assets	40	2,346
Total assets	$67,101	$38,171
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,524	$3,974
Current portion of deferred revenue	4,527	4,357
Preferred stock warrant liabilities	—	246
Long-term debt, current portion	4,749	4,676
Total current liabilities	12,800	13,253
Deferred revenue	1,570	2,546
Other long-term liabilities	522	408
Long-term debt, less current portion	3,043	4,258
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.001 par value; authorized shares—none and 24,900,000 at March 31, 2015 and December 31, 2014, respectively; issued and outstanding shares—none and 24,650,273 at March 31, 2015 and December 31, 2014, respectively; liquidation preference of $0 and $51,700 at March 31, 2015 and December 31, 2014, respectively	—	49,880
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, authorized shares—10,000,000 and none at March 31, 2015 and December 31, 2014, respectively; issued and outstanding shares—none	—	—
Common stock, $0.001 par value; authorized shares—200,000,000 and 40,000,000 at March 31, 2015 and December 31, 2014, respectively; issued and outstanding—12,103,421 and 1,633,854 at March 31, 2015 and December 31, 2014, respectively	12	2
Additional paid-in capital	87,329	2,004
Accumulated deficit	(38,175)	(34,180)
Total stockholders’ equity (deficit)	49,166	(32,174)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$67,101	$38,171

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2015	2014
Collaboration revenue	$1,132	$356
Operating expenses:
Research and development	3,831	1,261
General and administrative	1,013	427
Total operating expenses	4,844	1,688
Loss from operations	(3,712)	(1,332)
Other income (expense):
Interest expense, net	(256)	(64)
Other (expense) income	(27)	35
Total other income (expense)	(283)	(29)
Net loss	(3,995)	(1,361)
Accretion to redemption value of redeemable convertible preferred stock	(31)	(66)
Net loss attributable to common stockholders	$(4,026)	$(1,427)

Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.88)
Weighted-average shares outstanding, basic and diluted	8,024,579	1,614,851

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(3,995)	$(1,361)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	247	48
Depreciation and amortization	8	2
Amortization of debt discount	34	8
Noncash interest	126	25
Change in fair value of preferred stock warrant liability	65	(35)
Deferred rent	(8)	8
Deferred revenue	(805)	9,657
Changes in assets and liabilities:
Prepaid expenses and other assets	(962)	25
Accounts payable and accrued expenses	490	(298)
Net cash (used in) provided by operating activities	(4,800)	8,079
Cash flows from investing activities
Purchase of property and equipment	(2)	—
Net cash used in investing activities	(2)	—
Cash flows from financing activities
Repayment of long-term debt	(1,177)	—
Proceeds from sale of common stock, net of offering costs paid	36,263	—
Proceeds from exercise of common stock options	7	—
Net cash provided by financing activities	35,093	—
Net increase in cash	30,291	8,079
Cash and cash equivalents at beginning of period	35,000	2,276
Cash and cash equivalents at end of period	$65,291	$10,355

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Notes to Financial Statements

1.Organization and Summary of Significant Accounting Policies

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

In February 2015, the Company completed its initial public offering in which it sold 3,600,000 shares of common stock at an initial public offering price of $10.00 per share. In addition, a concurrent private placement to an existing stockholder was completed in which the Company sold 500,000 shares of common stock, also at $10.00 per share.  Proceeds from the initial public offering and concurrent private placement, net of underwriting discounts, commissions and offering costs paid by the Company of approximately $6.1 million, were approximately $34.9 million.

In addition, in connection with the completion of the Company’s initial public offering on February 4, 2015, all outstanding shares of redeemable convertible preferred stock were converted into 6,369,567 shares of the Company’s common stock; outstanding warrants to purchase 150,000 shares of Series A redeemable convertible preferred stock were converted into warrants to purchase 38,758 shares of the Company’s common stock; and the Company’s certificate of incorporation was amended and restated to authorize 200,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

Unaudited Interim Financial Information

The unaudited financial statements at March 31, 2015, and for the three months ended March 31, 2015 and 2014, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, (SEC), and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014, included in its Annual Report on Form 10-K filed with the SEC on March 10, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash in a bank deposit account and a money market account. At March 31, 2015 and December 31, 2014, the Company held cash equivalents of $65.0 million and $34.8 million, respectively.

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

Preferred Stock Warrant Liabilities

Prior to the completion of the Company’s initial public offering in February 2015, the Company had outstanding freestanding warrants to purchase shares of its Series A redeemable convertible preferred stock. Since the underlying Series A redeemable convertible preferred stock was classified outside of permanent equity, these preferred stock warrants were classified as liabilities in the December 31, 2014 balance sheet. The Company adjusted the carrying value of such preferred stock warrants to their estimated fair value at each reporting date, with any related increases or decreases in the fair value recorded as an increase or decrease to other income (expense) in the statements of operations. Upon the completion of the Company’s initial public offering, the warrants no longer require liability accounting and the then fair value of the warrant liability was reclassified into stockholders’ equity.

The Company performed the final remeasurement of the warrant liability as of the initial public offering date and recorded the $65,000 change in fair value into other income (expense) for the three months ended March 31, 2015.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 7,344 weighted-average shares subject to repurchase from the weighted-average number of common shares outstanding for the three months ended March 31, 2015 and had no common shares subject to repurchase for the three months ended March 31, 2014. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of redeemable convertible preferred stock, warrants for the purchase of commn stock and redeemable convertible preferred stock, options outstanding under the Company’s stock option plan, and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP). For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	March 31,
	2015	2014
Redeemable convertible preferred stock outstanding	—	3,165,366
Warrants to purchase redeemable convertible preferred stock	—	9,689
Warrants to purchase common stock	38,758	—
Common stock options	1,482,454	685,071
ESPP shares	2,098	—
	1,523,310	3,860,126

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”.  ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for interim and annual periods beginning on January 1, 2016, and is required to be retrospectively adopted. The Company is currently evaluating the impact that the adoption of ASU 2015-03 will have on its financial statements and related disclosures.

2.Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Computer and office equipment	$156	$154
Furniture and fixtures	25	25
Leasehold improvements	31	31
	212	210
Less accumulated depreciation and amortization	(121)	(113)
	$91	$97

Depreciation expense related to property and equipment totaled approximately $8,000 and $2,000 for the three months ended March 31, 2015 and 2014, respectively.

3.Fair Value Measurements

The carrying amounts of cash and cash equivalents, prepaid and other assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, which is considered a Level 2 input, the Company believes that the fair value of long-term debt approximates its carrying value. Preferred stock warrant liabilities are recorded at fair value.

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

Liabilities measured at fair value on a recurring basis are as follows (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2014
Preferred stock warrant liabilities	$246	$—	$—	$246

All preferred stock warrants were recorded at fair value utilizing the Black-Scholes option pricing model using significant unobservable inputs consistent with the inputs used for the Company’s stock-based compensation expense adjusted for the preferred stock warrants’ expected life.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Preferred Stock
Warrant
Liabilities
Balance at December 31, 2013	$97
Issuance of preferred stock warrants	186
Change in fair value	(37)
Balance at December 31, 2014	246
Change in fair value	65
Reclassification of warrants	(311)
Balance at March 31, 2015	$—

4.Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Long-term debt	$7,903	$9,080
Less debt discount, net of current portion	(18)	(35)
Long-term debt, net of debt discount	7,885	9,045
Less current portion of long-term debt	(4,842)	(4,787)
Long-term debt, net of current portion	$3,043	$4,258
Current portion of long-term debt	$4,842	$4,787
Current portion of debt discount	(93)	(111)
Current portion of long-term debt, net	$4,749	$4,676

In November 2013, the Company borrowed $2.5 million under a loan and security agreement with Silicon Valley Bank (SVB Loan). The Company was obligated to make interest-only payments through May 2014 and, beginning in June 2014, equal payments of principal and interest through the maturity date of August 1, 2016. The interest rate is a per annum fixed rate of 5.0%. The final payment due includes an additional fee of 7.0% of the loan amount, or $0.2 million, which is being accreted over the term of the debt using the effective interest method and is included in interest expense.

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

In connection with the SVB Loan and the Amended SVB Loan, the Company issued warrants to purchase 37,500 shares and 112,500 shares of Series A redeemable convertible preferred stock, respectively, at an exercise price of $2.00 per share.  The warrants are fully exercisable and expire on November 14, 2023 and June 4, 2024, respectively. The initial fair value of the warrants as of the November 2013 and June 2014 issuance dates was estimated to be $0.1 million and $0.2 million, respectively, based on the application of the Black-Scholes option pricing model, and these discounts are being amortized to interest expense using the effective interest method over the term of the debt.  Upon completion of the Company’s initial public offering in February 2015, the warrants became exercisable for an aggregate of 38,758 shares of common stock at an exercise price of $7.74 per share.

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

Future minimum principal and interest payments under the SVB Loan, including the final payment, as of March 31, 2015 are as follows (in thousands):

2015	$3,832
2016	5,239
9,071
Less interest and final payment	(1,168)
Long-term debt	$7,903

5.Commitments and Contingencies

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

6.Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Initial Public Offering and Related Transactions

In February 2015, the Company completed its initial public offering in which it sold 3,600,000 shares of common stock at an initial public offering price of $10.00 per share. In addition, a concurrent private placement to an existing stockholder was completed in which the Company sold 500,000 shares of common stock, also at $10.00 per share.  Proceeds from the initial public offering and concurrent private placement, net of underwriting discounts, commissions and offering costs paid by us of approximately $6.1 million, were approximately $34.9 million.

In addition, in connection with the completion of the Company’s initial public offering on February 4, 2015, all of the outstanding shares of redeemable convertible preferred stock were converted into 6,369,567 shares of the Company’s common stock; outstanding warrants to purchase 150,000 shares of Series A redeemable convertible preferred stock were converted into warrants to purchase 38,758 shares of the Company’s common stock, and the Company’s certificate of incorporation was amended and restated to authorize 200,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

Redeemable Convertible Preferred Stock

Prior to its automatic conversion in the initial public offering, the Company classified its redeemable convertible preferred stock outside of permanent equity since such stock was contractually redeemable outside of the Company’s control. As a result, the carrying value was increased to its redemption value by periodic accretion charges over the estimated redemption period. In the absence of retained earnings, these accretion charges were recorded against additional paid-in capital.

Stock Option Plans

On August 10, 2011, the Company adopted the TRACON Pharmaceuticals, Inc. 2011 Equity Incentive Plan (the 2011 Plan), and, as amended, reserved 1,070,976 shares of common stock for issuance pursuant to the 2011 Plan.  In January 2015, the Company adopted the 2015 Equity Incentive Plan (the 2015 Plan), under which 801,033 shares of common stock were reserved for issuance.

The 2015 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights (SARs), restricted stock grants and restricted stock units to eligible recipients. Recipients of incentive stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is no more than ten years. Grants generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months.

The Company received $7,000 and $0 in proceeds from the exercise of stock options during the three months in the period ended March 31, 2015 and 2014, respectively.

During October 2014, the Board of Directors granted stock options to purchase an aggregate 119,642 shares of common stock, with an aggregate grant date fair value of $0.6 million, to employees and a non-employee director for which the vesting was contingent upon the completion of an initial public offering prior to March 31, 2015.  The achievement of this condition was not determined to be probable as of December 31, 2014, however, upon the completion of the initial public offering in February 2015, expense recognition commenced and $71,000 of stock based compensation was recorded in the three months ended March 31, 2015 related to these options.

Employee Stock Purchase Plan

On January 1, 2015, the Company’s board of directors adopted the Employee Stock Purchase Plan (the ESPP), which became effective upon the pricing of the Company’s initial public offering on January 29, 2015.  The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Initially, a total of 183,462 shares of common stock was reserved for issuance under the ESPP. Stock compensation expense for the three month period ended March 31, 2015 was immaterial.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended
	March 31,
	2015	2014
Risk-free interest rate	1.6%	—%
Expected volatility	74%	—%
Expected term (in years)	6.2	—
Expected dividend yield	—%	—%

The allocation of stock-based compensation is as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Research and development	$153	$33
General and administrative	94	15
	$247	$48

7.Collaboration

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

Santen has sole responsibility for funding, developing, seeking regulatory approval for and commercializing TRC105 products in the field of ophthalmology. In the event that Santen fails to meet certain commercial diligence obligations, the Company will have the option to co-promote TRC105 products in the field of ophthalmology in the United States with Santen. If the Company exercises this option, the Company will pay Santen a percentage of certain development expenses, and the Company will receive a percentage of profits from sales of the licensed products in the ophthalmology field in the United States, but will not receive royalties on such sales.

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

In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. The Company has determined that $10.0 million related to the initiation of certain clinical development activities will be based upon its efforts and meet the criteria of substantive milestones and therefore will be recognized as revenue upon achievement of the milestone in accordance with the milestone method of accounting. The remaining $145.0 million of potential milestone payments are not substantive milestones as they do not require the efforts of the Company. As of March 31, 2015, the Company has not achieved any milestones under the agreement.

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

In connection with the collaboration with Santen, the Company recognized revenue of $1.1 million and  $356,000 for the three month period ended March 31, 2015 and 2014, respectively, and had deferred revenue of $6.1 million as of March 31, 2015.

8.Subsequent Event

 In May 2015, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the 2015 Amended SVB Loan) under which the Company may borrow up to $10.0 million. Borrowings of approximately $8.0 million under the 2015 Amended SVB Loan were used to refinance amounts outstanding under the SVB Loan Agreement and the Amended SVB Loan Agreement.  The $2 million remaining under the agreement is available for borrowing through December 31, 2015. In connection with the 2015 Amended SVB Loan, the Company issued a warrant to purchase up to 14,732 shares of common stock at an exercise price of $10.86.  The warrant is fully exercisable and expires on May 13, 2022.  If the Company borrows additional amounts available under the 2015 Amended SVB Loan, the number of shares subject to the warrant will be automatically increased by an amount equal to 2% of the additional borrowings divided by $10.86.

The 2015 Amended SVB Loan provides for interest to be paid at a rate of 6.5% per annum.  Interest-only payments are due monthly through June 2016, which will be extended through September 2016, in the event certain conditions are met.  Thereafter, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal at July 1, 2016 (or October 1, 2016) divided by 30  months. At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 8.5% of the original principal amount of the amounts borrowed.  The 2015 Amended SVB Loan provides for prepayment fees of 3% of the outstanding balance of the loan if the loan is repaid prior to May 13, 2016,  2.0% of the amount prepaid if the prepayment occurs after May 13, 2016 but prior to May  13, 2017 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

Consistent with the terms of the SVB Loan and the Amended SVB loan agreements, the 2015 Amended SVB Loan is collateralized by substantially all of the Company’s assets, other than the Company’s intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the 2015 Amended SVB Loan.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together and our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and future financial performance, includes forward-looking statements that are based upon current beliefs, plans and expectations and involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause our actual results and the timing of selected events to differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The following chart summarizes key information regarding ongoing and planned development of our product candidate pipeline:

TRC105	Pre-clinical	Phase 1	Phase 2	Phase 3	Commercial Rights	Data Expected
Soft Tissue Sarcoma	*with Votrient*				TRACON	Part 1: Mid 2015 Part 2: Late 2015
Renal Cell Carcinoma	*with Inlyta*				TRACON	Part 1: Early 2015 Part 2: Mid 2016
Glioblastoma	*with Avastin (NCI-sponsored)*				TRACON	Mid 2016
Hepatocellular Carcinoma	*with Nexavar (NCI-sponsored)*				TRACON	Part 1: Early 2015 Part 2: Early to mid 2016
Choriocarcinoma	*with Avastin (Single patient study)*				TRACON	Late 2015
Hepatocellular Carcinoma#	*with Nexavar*				TRACON	Mid to late 2016
Breast Cancer#	*with Afinitor and Femara (UAB-sponsored)*				TRACON	Early to mid 2016
Colorectal Cancer‡	*with Stivarga*				TRACON	Mid to late 2016
Lung cancer‡	*with Avastin and Carboplatin/Taxol*				TRACON	Early to mid 2016
AMD (DE-122)					Santen	*
TRC205						
Fibrotic Diseases					TRACON	†
TRC102						
Hematologic malignancies (IV)	*with Fludara (Case-sponsored)*				TRACON	Presented late 2014
Solid Tumors (IV)	*with Temodar (Case-sponsored)*				TRACON	Early to mid 2015
Solid Tumors (Oral)	*with Temodar (NCI-sponsored)*				TRACON	Mid to late 2015

#Planned Phase 2 clinical trial
‡Planned Phase 1 clinical trial

*IND filing expected in 2015
†IND filing expected in 2016

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. We have not generated any revenue from product sales and, up to our initial public offering in February 2015, have funded our operations primarily with the aggregate net proceeds of $79.1 million from the sale of redeemable convertible preferred stock and common stock, a $10.0 million one-time upfront fee received in connection with our collaboration with Santen and $10.0 million of commercial bank debt under our credit facility with SVB.    In February 2015, we completed our initial public offering and a concurrent private placement and raised proceeds, net of underwriting discounts, commissions and offering costs of approximately $6.1 million, totaling approximately $34.9 million.

We have incurred losses from operations in each year since our inception. Our net losses were $6.8 million and $7.7 million for the years ended December 31, 2014 and 2013, respectively.  At March 31, 2015, we had an accumulated deficit of $38.2 million.    We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Third-party research and development expenses:
TRC105	$2,660	$581
TRC102	7	3
TRC205	143	—
Total third-party research and development expenses	2,810	584
Unallocated expenses	1,021	677
Total research and development expenses	$3,831	$1,261

Unallocated expenses consist primarily of our internal personnel costs, facility costs and scientific advisory board related expenses.

We plan to substantially increase our current level of research and development expenses for the foreseeable future as we: (1) continue Phase 2 development of, and manufacturing activities related to, TRC105 in our initial oncology indications of soft tissue sarcoma, renal cell carcinoma and glioblastoma in combination with approved VEGF inhibitors, (2) expand the development program for TRC105 into large market oncology indications, (3) continue preclinical and initiate clinical development of TRC205 in fibrosis, and (4) contingent upon successful completion of Phase 2 development, initiate Phase 3 development of TRC105 in our initial oncology indications.

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

Other Income (Expense)

Other income (expense) primarily consists of interest charges related to our outstanding commercial bank debt and changes in the fair value of preferred stock warrant liabilities related to warrants for the purchase of Series A redeemable convertible preferred stock. These warrants were converted into warrants for the purchase of common stock in connection with our initial public offering and reclassified into stockholders’ equity.  Accordingly, no further fair value adjustments for these warrants are expected.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.  There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”.  ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for interim and annual periods beginning on January 1, 2016, and is required to be retrospectively adopted. The Company is currently evaluating the impact that the adoption of ASU 2015-03 will have on its financial statements and related disclosures.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,		Increase /
	2015	2014	(Decrease)
	(in thousands)
Collaboration revenue	$1,132	$356	$776
Research and development expenses	3,831	1,261	2,570
General and administrative expenses	1,013	427	586
Other income (expense)	(283)	(29)	(254)

Collaboration revenue.  Collaboration revenue was $1.1 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. The increase in revenue was as a result of the collaboration we entered into with Santen in March 2014. Prior to our collaboration with Santen in 2014, we did not engage in any revenue generating activities.

Research and development expenses.  Research and development expenses were $3.8 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively. The increase of $2.6 million was due primarily to increased manufacturing activities and clinical study expenses related to TRC105, as well as increased compensation related expenses due to increased headcount.

General and administrative expenses.  General and administrative expenses were $1.0 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.  The increase of $0.6 million was due primarily to increased expenses related to becoming a public company, such as insurance, accounting and legal expenses, and compensation related expenses due to increased headcount in 2015.

Other income (expense).   Other income (expense) was ($0.3) million and ($29,000) for the three months  ended March 31, 2015 and 2014, respectively.  The increase of $0.3 million in other income (expense) was primarily the result of interest expense related to the aggregate principal amount of $10.0 million we borrowed under our credit facility with SVB in November 2013, June 2014, and September 2014.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception.  As of March 31, 2015, we had an accumulated deficit of $38.2 million, and we expect to continue to incur net losses for the foreseeable future.  We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding, and licensing or collaboration arrangements.

From our inception up to our initial public offering, we funded our operations primarily with the aggregate net proceeds of $79.1 million from the sale of redeemable convertible preferred stock and common stock, a $10.0 million one-time upfront fee received in connection with our collaboration with Santen and $10.0 million of commercial bank debt under our credit facility with SVB.  In February 2015, we completed our initial public offering and a concurrent private placement and raised proceeds, net of underwriting discounts, commissions and offering costs of approximately $6.1 million, totaling approximately $34.9 million.

At March 31, 2015, we had cash and cash equivalents totaling $65.3 million.  We anticipate that our existing cash and cash equivalents will fund our operations for at least the next 18 months. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

Credit Facility with SVB

In November 2013, we borrowed $2.5 million under a loan and security agreement with SVB, the SVB Loan.  The interest rate on this loan was a per annum fixed rate of 5.0%, provided for a final payment to include an additional fee of 7.0% of the loan amount, or $0.2 million, and had a maturity date of August 1, 2016.  In June 2014, we entered into an amended loan and security agreement with SVB, or the Amended SVB Loan. The amendment did not modify the terms of the $2.5 million previously borrowed under the SVB Loan. The Amended SVB Loan provided us with a new $7.5 million growth capital loan facility that was available to us in two advances at a per annum fixed interest rate of 4.5%. The first advance of $5.0 million was drawn in conjunction with securing the Amended SVB Loan in June 2014. The second advance of $2.5 million was drawn in September 2014.  The borrowings under the Amended SVB Loan included a final payment of 9.0% of the loan amount, or $0.6 million, and had a maturity date of November 1, 2016.  We were obligated to make interest-only payments on the SVB Loan and the Amended SVB Loans through May 2014 and November 2014, respectively, and was obligated to make monthly principal and interest payments to fully amortize the outstanding balance as of their respective maturity dates.

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

In May 2015, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the 2015 Amended SVB Loan) under which we may borrow up to $10.0 million. Borrowings of approximately $8.0 million under the 2015 Amended SVB Loan were used to refinance amounts outstanding under the SVB Loan Agreement and the Amended SVB Loan Agreement.  The $2 million remaining under the agreement is available for borrowing through December 31, 2015. In connection with the 2015 Amended SVB Loan, we issued a warrant to purchase up to 14,732 shares of common stock at an exercise price of $10.86.  The warrant is fully exercisable and expires on May 13, 2022.  If the Company borrows additional amounts available under the 2015 Amended SVB Loan, the number of shares subject to the warrant will be automatically increased by an amount equal to 2% of the additional borrowings divided by $10.86.

The 2015 Amended SVB Loan provides for interest to be paid at a rate of 6.5% per annum.  Interest-only payments are due monthly through June 2016, which will be extended through September 2016, in the event certain conditions are met.  Thereafter, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal at July 1, 2016 (or October 1, 2016) divided by 30 months. At maturity (or earlier prepayment), we are also required to make a final payment equal to 8.5% of the original principal amount of the amounts borrowed. The 2015 Amended SVB Loan provides for prepayment fees of 3% of the outstanding balance of the loan if the loan is repaid prior to May 13,  2016,  2.0% of the amount prepaid if the prepayment occurs after May 13, 2016 but prior to May 13, 2017 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

Consistent with the terms of the SVB Loan and the Amended SVB loan agreements, the 2015 Amended SVB Loan is collateralized by substantially all of our assets, other than our intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be required to immediately repay of all obligations under the 2015 Amended SVB Loan.

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,800)	$8,079
Investing activities	(2)	—
Financing activities	35,093	—
Net increase in cash and cash equivalents	$30,291	$8,079

Operating activities.  Net cash used in operating activities was $4.8 million for the three months ended March 31, 2015 and was primarily due to our net loss and changes in our accounts payable and accrued expense accounts for this period.  Net cash provided by operating activities was $8.1 million for the three months ended March 31, 2014 primarily as a result of $6.9 million of deferred revenue related to the $10.0 million one-time upfront payment received in conjunction with our collaboration with Santen, offset by our net loss for the period.

Investing activities.  Net cash used in investing activities was $2,000 for the three months ended March 31, 2015 due to the purchase of property and equipment during this period.  There was no cash used in investing activities during the three months ended March 31, 2014.

Financing activities.  Net cash provided by financing activities was $35.1 million during the three months ended March 31, 2015 and resulted from net proceeds received totaling approximately $36.3 million from our initial public offering and concurrent private placement, offset in part by $1.2 million in repayments on borrowings under our SVB Loans.   There was no cash generated by financing activities during the three months ended March 31, 2014.

Funding Requirements

At March 31, 2015, we had cash and cash equivalents totaling $65.3 million.  We believe that our existing cash, together with interest thereon, will be sufficient to meet our anticipated cash requirements for at least the next 18 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalents consist of cash and a money market fund. We do not hold any short-term investments. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our long-term debt bears interest at a fixed rate.

Foreign Currency Exchange Risk

We incur significant expenses for the manufacturing of clinical trial materials outside of the United States which are based on contractual obligations denominated in currencies other than the U.S. dollar, primarily Pounds Sterling. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. However, to date, these fluctuations have not been significant. Based on our purchase commitments for our 2015 fiscal year, a movement of 10% in the U.S. dollar to Pounds Sterling exchange rate would not have a material effect on our results of operations or financial condition.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations or financial condition during the periods presented.

We do not believe that our cash, cash equivalents and marketable securities have significant risk of default or illiquidity. While we believe our cash and cash equivalents and certificates of deposit do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

ITEM 4. CONTROLS AND PROCEDURES

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2015, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.    Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of our product candidates, including our most advanced product candidate, TRC105, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $6.8 million and $7.7 million for the years ended December 31, 2014 and 2013, respectively.  At March 31, 2015, we had an accumulated deficit of $38.2 million.

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

We will require substantial additional financing to achieve our goals, and failure to obtain additional financing when needed could force us to delay, limit, reduce or terminate our drug development efforts.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs, including our planned and future clinical trials of TRC105.

At March 31, 2015, we had cash and cash equivalents totaling $65.3 million. Based upon our current operating plan, we believe that our existing cash will enable us to fund our operating expenses and capital requirements for at least the next 18 months. Regardless of our expectations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties or we could encounter difficulties obtaining clinical trial material that could increase our development costs more than we expect. In any event, we will require additional capital prior to completing Phase 3 development of, filing for regulatory approval for, or commercializing, TRC105 or any of our other product candidates.

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

Our loan and security agreement with SVB contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.*

In May 2015, we entered into an amended loan and security agreement with SVB to borrow up to $10.0 million, $8.0 million of which was used to refinance amounts outstanding under prior credit facilities with SVB.  The agreement, as amended, contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

We may be unsuccessful in our anticipated efforts to obtain orphan drug designation from the FDA for TRC105 for the treatment of soft tissue sarcoma, choriocarcinoma and glioblastoma and for TRC102 for the treatment of glioblastoma and mesothelioma, and if we are unable to obtain orphan drug designation our regulatory and commercial prospects may be negatively impacted.*

The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years. We cannot guarantee that we will be able to receive orphan drug status from the FDA for any of our product candidates. If we are unable to secure orphan drug designation, our regulatory and commercial prospects may be negatively impacted.

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

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of April 21, 2015, we are the exclusive licensee of nine issued U.S. patents and two pending U.S. patent application and three issued non-U.S patents and eleven pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.”

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

We have in-licensed a portion of our intellectual property, and, if we fail to comply with our obligations under these arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.*

We are a party to a number of license agreements that are important to our business, and we may enter into additional license agreements in the future. Our product candidate TRC105 is protected by patents exclusively in-licensed from Roswell Park Cancer Institute. Our product candidate TRC102 is protected by patents exclusively licensed from Case Western.

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

As we seek to advance our product candidates through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with additional third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with partners, consultants, suppliers and other third parties. Future growth will impose significant added responsibilities on members of our management, including having to divert a disproportionate amount of its attention away from day-to-day operating activities to implement and manage future growth. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and, if necessary, sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of March 31, 2015, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned over 50% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.*

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Quarterly Report and our other periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

We completed our initial public offering on February 4, 2015.  As a newly public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, as a public company, we are now subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. We have incurred and will continue to incur costs associated with the preparation and filing of these reports. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, and the Nasdaq Global Market have imposed various other requirements on public companies, and we have incurred and will continue to incur costs associated with compliance with such requirements. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On February 4, 2015, we completed our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-201280) that was declared effective by the SEC on January 29, 2015 and sold an aggregate of 3,600,000 shares of our common stock to the public at a price of $10.00 per share.  Wells Fargo Securities, LLC and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers of our initial public offering, which has now terminated.  After deducting underwriting discounts, commissions and offering costs paid by us of approximately $6.1 million, the net proceeds from the offering were approximately $34.9 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

The net proceeds from the offering have been invested in highly-liquid money market funds, or used consistent with the uses described in our final prospectus filed with the SEC pursuant to Rule 424(b). There has been no material change in the expected use of the net proceeds from our initial public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Employment Agreement with Dr. Charles P. Theuer

On May 8, 2015, we entered into an amended and restated employment agreement, (the “Employment Agreement”) with our President and Chief Executive Officer, Dr. Charles P. Theuer, which governs the terms of his employment with us. Pursuant to the Employment Agreement, Dr. Theuer is entitled to an annual base salary of $470,000 and is eligible to receive an annual performance bonus of up to 50% of his base salary, as determined by our board of directors. Dr. Theuer is also entitled to reimbursement of his legal expenses incurred in connection with negotiating the Employment Agreement (up to $5,000).

The Employment Agreement provides that if Dr. Theuer's employment is terminated as a result of his death, his estate would be entitled to receive continued payment of his base salary for 12 months. In addition, his stock option awards would vest on an accelerated basis as if his termination occurred six months later. If Dr. Theuer's employment is terminated as a result of disability, his stock option awards would vest on an accelerated basis as if his termination occurred six months later. If Dr. Theuer's employment is terminated for cause, he would be entitled any base salary amounts earned, accrued or owing but not yet paid as of the date of his termination. If Dr. Theuer's employment is terminated by us for reasons other than for cause or (including upon a change of control), he resigns for good reason or his agreement expires at the end of the term without renewal, he would be entitled to receive severance payments equal to continued payment of his base salary for 12 months, employee benefit coverage for up to 12 months and 100% automatic vesting of any unvested time-based stock option awards.

The foregoing is only a brief description of the Employment Agreement, does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Employment Agreement, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

Silicon Valley Bank Loan and Security Agreement and Warrant

On May 13, 2015, we entered into an amended and restated loan and security agreement (the “2015 Amended SVB Loan Agreement”) with Silicon Valley Bank (“SVB”).  The 2015 Amended SVB Loan Agreement amends, restates, supersedes and replaces in its entirety that certain amended and restated loan and security agreement dated as of November 14, 2013 (the “Prior Loan Agreement”), by and between us and SVB.

Pursuant to the terms of the 2015 Amended SVB Loan Agreement, SVB provided a loan in the principal amount of $10,000,000, $8,000,000 of which was used to repay our existing loan with SVB, and we have a conditional option to borrow up to an additional $2,000,000.  We may draw the remaining $2,000,000 at any time before December 31, 2015, subject to customary conditions for funding, such as no material adverse events or deviations from the most recent business plan accepted by SVB.

We will be required to pay interest on the borrowings under the 2015 Amended SVB Loan Agreement at a fixed, per-annum rate of 6.5% on a monthly basis through June 30, 2016, which will be extended through September 30, 2016 in the event certain conditions are met.  Thereafter, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal at at July 1, 2016 or October 1, 2016, as applicable, divided by 30 months. At maturity (or earlier prepayment), we are also required to make a final payment equal to 8.5% of the original principal amount of the amounts borrowed.

We may elect to prepay all amounts owed under the 2015 Amended SVB Loan Agreement prior to the maturity date therefor, subject to a prepayment fee equal to 3.0% of the amount prepaid if the prepayment occurs prior to May 13, 2016, 2.0% of the amount prepaid if the prepayment occurs after May 13, 2016 but prior to May 13, 2017 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

Pursuant to the 2015 Amended SVB Loan Agreement, we are bound by certain affirmative covenants setting forth actions that are required during the term of the 2015 Amended SVB Loan Agreement, including, without limitation, certain information delivery requirements, obligations to maintain certain insurance and certain notice requirements.  Additionally, we are bound by certain negative covenants setting forth actions that are not permitted to be taken during the term of the 2015 Amended SVB Loan Agreement without SVB’s consent, including, without limitation, incurring certain additional indebtedness, making certain asset dispositions, entering into certain mergers, acquisitions or other business combination transactions or incurring any non-permitted lien or other encumbrance on our assets. Upon the occurrence of an event of default under the 2015 Amended SVB Loan Agreement (subject to cure periods for certain events of default), all amounts we owe thereunder would begin to bear interest at a rate that is 4.0% higher than the rate that would otherwise be applicable (unless SVB chooses otherwise) and may be declared immediately due and payable by SVB. Events of default under the 2015 Amended SVB Loan Agreement include, among other things, the following:

the occurrence of certain bankruptcy events; the failure to make payments under the 2015 Amended SVB Loan Agreement when due; the occurrence of a material impairment on SVB’s security interest over the collateral, a material adverse change in our business, operations or financial condition or material impairment to the prospect of repayment of the obligations under the 2015 Amended SVB Loan Agreement; the occurrence of a default under certain agreements to which we are a party; the rendering of certain types of fines or judgments against us; the revocation of certain of our government approvals; any breach by us of any covenant (subject to cure periods for certain covenants) made in the 2015 Amended SVB Loan Agreement; and the failure of any representation or warranty made by us in connection with the 2015 Amended SVB Loan Agreement to be correct in all material respects when made.

We have granted SVB a security interest in substantially all of our property, rights and assets, with certain specified exceptions, including our intellectual property, to secure the payment of all amounts owed to SVB under the 2015 Amended SVB Loan Agreement. We have also agreed not to encumber any of our intellectual property without SVB’s prior written consent.

In connection with the 2015 Amended SVB Loan Agreement, we issued a warrant to purchase 14,732 shares of our common stock at an exercise price of $10.86 per share (the “Lender Warrant”).  The Lender Warrant is fully exercisable and expires on May 13, 2022.  If we borrow additional amounts under the 2015 Amended SVB Loan Agreement, the number of shares subject to the Lender Warrant will be automatically increased by an amount equal to 2% of the additional borrowings, divided by $10.86.

The foregoing is only a brief description of the 2015 Amended SVB Loan Agreement and the Lender Warrant, does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Lender Warrant and the 2015 Amended SVB Loan Agreement, which are filed as Exhibits 4.3 and 10.6 to this Quarterly Report on Form 10-Q.

We relied on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D, in connection with the issuance of the Lender Warrant. The Lender Warrant and the shares of common stock issuable under the Lender Warrant, have not been registered under the Securities Act, or state securities laws, and may not be offered or sold in the United States without being registered with the SEC or through an applicable exemption from SEC registration requirements.

.

ITEM 6. Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(1)	Amended and Restated Bylaws, as currently in effect.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
4.3	Warrant dated May 13, 2015, issued to Silicon Valley Bank.
10.1+	TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended March 26, 2015.
10.2(3)	Third Amendment to Office Lease Agreement by and between the Registrant and Glenborough Aventine, LLC, dated February 20, 2015.
10.3*	Amendment to Case License Agreement by and between the Registrant and Case Western, dated April 3, 2015.
10.4+	TRACON Pharmaceuticals, Inc. 2015 Employee Stock Purchase Plan.
10.5+	Employment Agreement by and between the Registrant and Charles P. Theuer, M.D., Ph.D., dated May 8, 2015.
10.6	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated May 13, 2015.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+  Indicates management contract or compensatory plan.

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: May 13, 2105	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer

Date: May 13, 2105	/s/ Patricia L. Bitar, CPA
Patricia L. Bitar, CPA
Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(1)	Amended and Restated Bylaws, as currently in effect.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
4.3	Warrant dated May 13, 2015, issued to Silicon Valley Bank.
10.1+	TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended March 26, 2015.
10.2(3)	Third Amendment to Office Lease Agreement by and between the Registrant and Glenborough Aventine, LLC, dated February 20, 2015.
10.3*	Amendment to Case License Agreement by and between the Registrant and Case Western, dated April 3, 2015.
10.4+	TRACON Pharmaceuticals, Inc. 2015 Employee Stock Purchase Plan.
10.5+	Employment Agreement by and between the Registrant and Charles P. Theuer, M.D., Ph.D., dated May 8, 2015.
10.6	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated May 13, 2015.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+  Indicates management contract or compensatory plan.

*  Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2015.