Form 10-Q
period 2015-06-30
Tracon Pharmaceuticals, Inc.
filed 2015-08-06
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).      Yes ☐    No ☒

The number of outstanding shares of the registrant’s common stock as of July 31, 2015 was 12,103,421

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I

Item 1.  Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,164	$35,000
Prepaid and other assets	4,315	728
Total current assets	65,479	35,728
Property and equipment, net	143	97
Other assets	40	2,346
Total assets	$65,662	$38,171
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$6,097	$3,974
Current portion of deferred revenue	4,789	4,357
Preferred stock warrant liabilities	—	246
Long-term debt, current portion	—	4,676
Total current liabilities	10,886	13,253
Deferred revenue	400	2,546
Other long-term liabilities	773	408
Long-term debt, less current portion	6,812	4,258
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.001 par value; authorized shares—none and 24,900,000 at June 30, 2015 and December 31, 2014, respectively; issued and outstanding shares—none and 24,650,273 at June 30, 2015 and December 31, 2014, respectively; liquidation preference of $0 and $51,700 at June 30, 2015 and December 31, 2014, respectively	—	49,880
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, authorized shares—10,000,000 and none at June 30, 2015 and December 31, 2014, respectively; issued and outstanding shares—none	—	—
Common stock, $0.001 par value; authorized shares—200,000,000 and 40,000,000 at June 30, 2015 and December 31, 2014, respectively; issued and outstanding—12,103,421 and 1,633,854 at June 30, 2015 and December 31, 2014, respectively	12	2
Additional paid-in capital	87,875	2,004
Accumulated deficit	(41,096)	(34,180)
Total stockholders’ equity (deficit)	46,791	(32,174)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$65,662	$38,171

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Collaboration revenue	$4,197	$1,069	$5,329	$1,425
Operating expenses:
Research and development	5,405	1,560	9,236	2,821
General and administrative	1,476	400	2,489	827
Total operating expenses	6,881	1,960	11,725	3,648
Loss from operations	(2,684)	(891)	(6,396)	(2,223)
Other income (expense):
Interest expense, net	(224)	(94)	(480)	(158)
Other (expense) income	(13)	5	(40)	40
Total other income (expense)	(237)	(89)	(520)	(118)
Net loss	(2,921)	(980)	(6,916)	(2,341)
Accretion to redemption value of redeemable convertible preferred stock	-	(66)	(31)	(132)
Net loss attributable to common stockholders	$(2,921)	$(1,046)	$(6,947)	$(2,473)

Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.65)	$(0.69)	$(1.53)
Weighted-average shares outstanding, basic and diluted	12,096,599	1,614,851	10,071,838	1,614,851

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(6,916)	$(2,341)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	674	98
Depreciation and amortization	18	5
Amortization of debt discount	60	23
Noncash interest	232	72
Change in fair value of preferred stock warrant liability	65	(40)
Deferred rent	5	22
Deferred revenue	(1,714)	8,647
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,599)	(147)
Accounts payable and accrued expenses	3,063	130
Net cash (used in) provided by operating activities	(8,112)	6,469
Cash flows from investing activities
Purchase of property and equipment	(64)	(20)
Net cash used in investing activities	(64)	(20)
Cash flows from financing activities
Proceeds from long-term debt	8,000	5,000
Repayment of long-term debt, including final payment	(9,930)	(87)
Proceeds from sale of common stock, net of offering costs paid in the current period	36,263	(70)
Proceeds from exercise of common stock options	7	—
Net cash provided by financing activities	34,340	4,843
Net increase in cash	26,164	11,292
Cash and cash equivalents at beginning of period	35,000	2,276
Cash and cash equivalents at end of period	$61,164	$13,568

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Notes to Financial Statements

1.Organization and Summary of Significant Accounting Policies

Organization and Business

TRACON Pharmaceuticals, Inc. (formerly Lexington Pharmaceuticals, Inc.) (TRACON or the Company) was incorporated in the state of Delaware on October 28, 2004. TRACON is a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, wet age-related macular degeneration and fibrotic diseases. The Company’s research focuses on antibodies that bind to the endoglin receptor, which is essential to angiogenesis (the process of new blood vessel formation) and a key contributor to fibrosis (tissue scarring).

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

Unaudited Interim Financial Information

The unaudited financial statements at June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, (SEC), and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014, included in its Annual Report on Form 10-K filed with the SEC on March 10, 2015.

Use of Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to revenue recognition and the valuation of equity awards. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that have maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts and a money market account.

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

The Company performed the final remeasurement of the warrant liability as of the initial public offering date and recorded the $65,000 change in fair value into other income (expense) for the six months ended June 30, 2015.

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

Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. The Company uses the following hierarchy of values to estimate the selling price of each deliverable: (1) vendor-specific objective evidence of fair value; (2) third party evidence of selling price; and (3) best estimate of selling price (BESP). The BESP reflects the Company’s best estimate of what the selling price would be if the Company regularly sold the deliverable on a standalone basis. In developing the BESP for a unit of accounting, the Company considers applicable market conditions and relevant entity-specific factors, including factors that are contemplated in negotiating an arrangement and estimated costs. The Company validates the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 6,822 and 7,082 weighted-average shares subject to repurchase from the weighted-average number of common shares outstanding for the three and six months ended June 30, 2015, respectively, and had no common shares subject to repurchase for the three and six months ended June 30, 2014. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of redeemable convertible preferred stock, warrants for the purchase of common stock and redeemable convertible preferred stock, options outstanding under the Company’s stock option plan, and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP). For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Outstanding potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares):

	June 30,
	2015	2014
Redeemable convertible preferred stock outstanding	—	3,165,366
Warrants to purchase redeemable convertible preferred stock	—	38,758
Warrants to purchase common stock	53,490	—
Common stock options	1,463,451	678,434
ESPP shares	2,118	—
	1,519,059	3,882,558

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements and related disclosures.

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

2.Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Computer and office equipment	$169	$154
Furniture and fixtures	29	25
Leasehold improvements	76	31
	274	210
Less accumulated depreciation and amortization	(131)	(113)
	$143	$97

Depreciation expense related to property and equipment totaled approximately $10,000 and $3,000 for the three months ended June 30, 2015 and 2014, respectively.  Depreciation expense related to property and equipment totaled approximately $18,000 and $5,000 for the six months ended June 30, 2015 and 2014, respectively.

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

The Company has no financial assets that are measured at fair value on a recurring basis. Financial liabilities that are measured at fair value on a recurring basis include the preferred stock warrant liabilities. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

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

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Preferred Stock
Warrant
Liabilities
Balance at December 31, 2013	$97
Issuance of preferred stock warrants	186
Change in fair value	(37)
Balance at December 31, 2014	246
Change in fair value	65
Reclassification of warrants	(311)
Balance at June 30, 2015	$—

4.Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Long-term debt	$8,000	$9,080
Less debt discount, net of current portion	(1,188)	(35)
Long-term debt, net of debt discount	6,812	9,045
Less current portion of long-term debt	—	(4,787)
Long-term debt, net of current portion	$6,812	$4,258
Current portion of long-term debt	$—	$4,787
Current portion of debt discount	—	(111)
Current portion of long-term debt, net	$—	$4,676

In May 2015, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the 2015 Amended SVB Loan) under which the Company may borrow up to $10.0 million. Borrowings of approximately $8.0 million under the 2015 Amended SVB Loan were used to refinance amounts outstanding under the prior loan and security agreements, which was first entered into in November 2013 (SVB Loan Agreement) and amended and restated in June 2014 (Amended SVB Loan Agreement).  The $2 million remaining under the agreement is available for borrowing through December 31, 2015. In connection with the 2015 Amended SVB Loan, the Company issued a warrant to purchase up to 14,732 shares of common stock at an exercise price of $10.86.  The warrant is fully exercisable and expires on May 13, 2022.  If the Company borrows additional amounts available under the 2015 Amended SVB Loan, the number of shares subject to the warrant will be automatically increased by an amount equal to 2% of the additional borrowings divided by $10.86.  The transaction was accounted for as a debt modification.

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

The fair value of the warrants and the final payment related to the 2015 Amended SVB Loan were recorded as debt discounts and are being amortized to interest expense using the effective interest method over the term of the debt, in addition to the remaining unamortized discounts related to the SVB Loan and the Amended SVB Loan Agreements.

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

In November 2013, the Company borrowed $2.5 million under a loan and security agreement with Silicon Valley Bank (the SVB Loan). The Company was obligated to make interest-only payments through May 2014 and, beginning in June 2014, equal payments of principal and interest through the maturity date of August 1, 2016. The interest rate was a per annum fixed rate of 5.0%. The final payment due included an additional fee of 7.0% of the loan amount, or $0.2 million, which was being accreted over the term of the debt using the effective interest method and is included in interest expense.

In June 2014, the Company entered into an amended loan and security agreement with SVB (the Amended SVB Loan). The amendment did not modify the repayment terms of the $2.5 million previously borrowed under the SVB Loan. The Amended SVB Loan provided the Company with a new $7.5 million growth capital loan facility, available to the Company in two advances at a per annum fixed interest rate of 4.5%. The first advance of $5.0 million was drawn in conjunction with securing the Amended SVB Loan in June 2014. The second advance of $2.5 million was drawn in September 2014. The Company was obligated to make interest-only payments on all outstanding advances under the Amended SVB Loan through November 30, 2014, and was subsequently obligated to make monthly principal and interest payments to fully amortize the outstanding balance through the November 1, 2016 maturity date. The final payment due included an additional fee of 9.0% of all growth capital advances, or $0.7 million, which was being accreted over the term of the debt using the effective interest method and is included in interest expense.

In connection with the SVB Loan and the Amended SVB Loan, the Company issued a warrant to purchase 37,500 and 112,500 shares of Series A redeemable convertible preferred stock, respectively, at an exercise price of $2.00 per share.  The warrants are fully exercisable and expire on November 14, 2023 and June 4, 2024, respectively. The initial fair value of the warrants as of the November 2013 and June 2014 issuance dates was estimated to be $0.1 million and $0.2 million, respectively, based on the application of the Black-Scholes option pricing model, and these discounts are being amortized to interest expense using the effective interest method over the term of the debt.  Upon completion of the Company’s initial public offering in February 2015, the warrants became exercisable for an aggregate of 38,758 shares of common stock at an exercise price of $7.74 per share.

Future minimum principal and interest payments under the 2015 Amended SVB Loan, including the final payment, as of June 30, 2015 are as follows (in thousands):

2015	$264
2016	2,107
2017	3,525
2018	3,994
9,890
Less interest and final payment	(1,890)
Long-term debt	$8,000

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

The Company received $7,000 and $0 in proceeds from the exercise of stock options during the six months ended June 30, 2015 and 2014, respectively.

During October 2014, the Board of Directors granted stock options to purchase an aggregate 119,642 shares of common stock, with an aggregate grant date fair value of $0.6 million, to employees and a non-employee director for which the vesting was contingent upon the completion of an initial public offering prior to March 31, 2015.  The achievement of this condition was not determined to be probable as of December 31, 2014, however, upon the completion of the initial public offering in February 2015, expense recognition commenced and $36,000 and $107,000 of stock based compensation related to these options was recorded in the three and six months ended June 30, 2015, respectively.

Employee Stock Purchase Plan

On January 1, 2015, the Company’s board of directors adopted the Employee Stock Purchase Plan (the ESPP), which became effective upon the pricing of the Company’s initial public offering on January 29, 2015.  The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Initially, a total of 183,462 shares of common stock was reserved for issuance under the ESPP. Stock compensation expense for the three and six month period ended June 30, 2015 was immaterial.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Risk-free interest rate	—%	1.9%	1.6%	1.9%
Expected volatility	—%	84%	74%	84%
Expected term (in years)	—	6.3	6.2	6.3
Expected dividend yield	—%	—%	—%	—%

There were no stock options granted in the three months ended June 30, 2015.

The allocation of stock-based compensation is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Research and development	$229	$36	$382	$69
General and administrative	198	14	292	29
	$427	$50	$674	$98

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. The license agreement provides for various types of payments, including the upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance, reimbursement of certain development costs, milestone payments, and royalties on net product sales. The Company has identified multiple deliverables, which include at inception: (1) a license to patents, information and know-how related to TRC105, (2) technology transfer, (3) collaboration, including technical and regulatory support provided by the Company, (4) manufacturing and supply obligations, and (5) shared chemistry, manufacturing and controls (CMC) development activities. Deliverables 1 and 2 above were substantially delivered at the inception of the agreement, and deliverables 3 through 5 are expected to be delivered during the estimated 31-month period over which the Company will provide technical and regulatory support to Santen. At inception and through June 30, 2015, the Company has identified one single unit of accounting for all the deliverables under the agreement since the delivered elements do not have standalone value. The Company’s technical and regulatory expertise, including manufacturing and CMC activities, in the development of biologic therapeutics, specifically TRC105, is a significant component of Santen’s ability to utilize the license and know-how related to TRC105. Given the early stage of development of TRC105 for ophthalmology, the Company is the only party capable of performing the level and type of technical and regulatory collaboration services required by Santen under the agreement. As a result, the Company has determined that the license, including the ability to sublicense, and know-how related to TRC105 do not have standalone value to a licensee. As such, the Company is recognizing revenue for the fixed or determinable collaboration consideration on a straight-line basis over the estimated 31-month period over which it will deliver its technical and regulatory support.

In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. The Company has determined that $10.0 million related to the initiation of certain clinical development activities will be based upon its efforts and meet the criteria of substantive milestones and therefore will be recognized as revenue upon achievement of the milestone in accordance with the milestone method of accounting. The remaining $145.0 million of potential milestone payments are not substantive milestones as they do not require the efforts of the Company. During the three months ended June 30, 2015, a development milestone that was deemed a substantive milestone at the inception of the arrangement, was achieved and accordingly, the milestone payment of $3.0 million was recognized as revenue.

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

In connection with the collaboration with Santen, the Company recognized revenue of $4.2 million and  $1.1 million for the three months ended June 30, 2015 and 2014, respectively, and $5.3 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively.  At June 30, 2015, deferred revenue totaled $5.2 million and prepaid and other current assets included a $3.0 million receivable from Santen for the achievement of a development milestone.

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

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, wet age-related macular degeneration  (AMD) and fibrotic diseases. We are a leader in the field of endoglin biology and are using our expertise to develop antibodies that bind to the endoglin receptor. Endoglin is essential to angiogenesis, the process of new blood vessel formation, and a key contributor to the development of fibrosis, or tissue scarring. Our lead product candidate, TRC105, is an anti-endoglin antibody that is being developed for the treatment of multiple solid tumor types in combination with VEGF inhibitors. TRC105 has been studied in six completed Phase 2 clinical trials and three completed Phase 1 clinical trials, and it is currently being studied in five Phase 2 clinical trials. Our other product candidates are TRC205, an anti-endoglin antibody that is in preclinical development for the treatment of fibrotic diseases, and TRC102, which is a small molecule that is in clinical development for the treatment of lung cancer and glioblastoma. In March 2014, Santen licensed from us exclusive worldwide rights to develop and commercialize our anti-endoglin antibodies for ophthalmology indications.

We have collaborated with the National Cancer Institute (NCI), which has selected TRC105 and TRC102 for federal funding of clinical development, as well as Case Western. Under these collaborations, NCI has sponsored or is sponsoring seven completed or ongoing clinical trials of TRC105 and TRC102, and Case Western is sponsoring two ongoing clinical trials of TRC102.  We anticipate that NCI will complete ongoing Phase 2 clinical trials of TRC105 and may initiate other Phase 2 clinical trials in addition to the Phase 2 clinical trials of TRC105 that we are sponsoring. Based on correspondence with NCI in June 2014, we expect NCI to initiate four additional trials of TRC102 in the next nine months. If merited by Phase 2 data, we expect to fund initial Phase 3 clinical trials of TRC105 and TRC102 and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI will sponsor Phase 3 clinical trials in additional indications.

The following chart summarizes key information regarding ongoing and planned development of our TRC105 and TRC 205 product candidates:

TRC105	Pre-clinical	Phase 1	Phase 2	Phase 3	Commercial Rights	Data Expected
Soft Tissue Sarcoma (including angiosarcoma)	*with Votrient*				TRACON	Part 1: presented mid 2015 Part 2: Late 2015 to early 2016
Renal Cell Carcinoma	*with Inlyta*				TRACON	Part 1: presented early 2015 Part 2: mid 2016
Glioblastoma	*with Avastin (NCI-sponsored)*				TRACON	Mid 2016
Hepatocellular Carcinoma	*with Nexavar (NCI-sponsored)*				TRACON	Part 1: presented early, mid 2015 Part 2: Early 2016
Choriocarcinoma	*with Avastin (Single patient study)*				TRACON	Late 2015
Hepatocellular Carcinoma#	*with Nexavar*				TRACON	Mid to late 2016
Gestational Trophoblastic Neoplasia (GTN)# (including choriocarcinoma)	*Single agent and with Avastin*				TRACON	Late 2016
Breast Cancer#	*with Afinitor and Femara (UAB-sponsored)*				TRACON	Mid to late 2016
Colorectal Cancer‡	*with Stivarga*				TRACON	Early 2017
Lung cancer‡	*with Avastin and Carboplatin/Taxol*				TRACON	Mid to late 2016
AMD (DE-122)‡					Santen	IND filed mid 2015
TRC205						
Fibrotic Diseases					TRACON	†

#Planned Phase 2 clinical trial
‡Planned Phase 1 clinical trial

†IND filing expected in 2017

The following chart summarizes key information regarding ongoing and planned development of our TRC102 product candidate:

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. We have not generated any revenue from product sales and, up to our initial public offering in February 2015, we funded our operations primarily with the aggregate net proceeds of $79.1 million from the sale of redeemable convertible preferred stock and common stock, a $10.0 million one-time upfront fee received in connection with our collaboration with Santen and $10.0 million of commercial bank debt under our credit facility with Silicon Valley Bank (SVB).    In February 2015, we completed our initial public offering and a concurrent private placement and raised proceeds, net of underwriting discounts, commissions and offering costs of approximately $6.1 million, totaling approximately $34.9 million.

We have incurred losses from operations in each year since our inception. Our net losses were $6.8 million and $7.7 million for the years ended December 31, 2014 and 2013, respectively.  At June 30, 2015, we had an accumulated deficit of $41.1 million.    We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•	continue to conduct clinical trials of our product candidates;

•	manufacture preclinical study and clinical trial materials;

•	continue our research and development efforts;

•	maintain, expand and protect our intellectual property portfolio;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

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

During the three months ended June 30, 2015, a development milestone that was deemed a substantive milestone at the inception of the arrangement was achieved and accordingly, a milestone payment of $3.0 million was recognized as revenue.

Tufts Medical Center, Inc.

We previously entered into a sponsored research agreement with Tufts Medical Center, Inc., or Tufts MC, pursuant to which Tufts MC conducted a pre-clinical study of TRC105 in cardiac fibrosis.  As part of the sponsored research agreement, we also agreed on terms under which we could obtain an exclusive worldwide license to certain of Tufts MC’s pre-existing intellectual property related to the treatment of cardiac fibrosis by targeting the endoglin pathway, as well as any new intellectual property generated from the pre-clinical research.  Following the completion of the preclinical research under the sponsored research agreement, we notified Tufts MC that we would not be pursuing a license to the intellectual property, and therefore, we will not have rights to this intellectual property as it relates to the future development of our anti-endoglin antibodies in fibrosis.  We continue to conduct preclinical research to assess the activity of our anti-endoglin antibodies in models of liver fibrosis.

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

Research and Development Expenses

Research and development expenses consist of costs associated with the preclinical and clinical development of our product candidates. These costs consist primarily of:

•

costs associated with conducting our preclinical, development and regulatory activities, including fees paid to third party professional consultants, service providers and our scientific advisory board;

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

Research and development costs, including third party costs reimbursed by Santen as part of our collaboration, are expensed as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received.

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Third party research and development expenses:
TRC105	$4,220	$966	$6,880	$1,547
TRC102	6	11	13	14
TRC205	—	—	143	—
Total third party research and development expenses	4,226	977	7,036	1,561
Unallocated expenses	1,179	583	2,200	1,260
Total research and development expenses	$5,405	$1,560	$9,236	$2,821

Unallocated expenses consist primarily of our internal personnel costs, facility costs and scientific advisory board related expenses.

We plan to substantially increase our current level of research and development expenses for the foreseeable future as we: (1) continue Phase 2 development of, and manufacturing activities related to, TRC105 in our initial oncology indications of soft tissue sarcoma, renal cell carcinoma, choriocarcinoma, and glioblastoma in combination with approved VEGF inhibitors, (2) expand the development program for TRC105 into large market oncology indications, (3) continue preclinical development of TRC205 in fibrosis, and (4) contingent upon successful completion of Phase 2 development, initiate Phase 3 development of TRC105 in our initial oncology indication, currently planned in angiosarcoma in 2016.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include legal and accounting services, expenses associated with obtaining and maintaining patents, the cost of various consultants and occupancy costs.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2017. We have not yet selected a transition method and are currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial statements and related disclosures.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,		Increase /
	2015	2014	(Decrease)
	(in thousands)
Collaboration revenue	$4,197	$1,069	$3,128
Research and development expenses	5,405	1,560	3,845
General and administrative expenses	1,476	400	1,076
Other income (expense)	(237)	(89)	(148)

Collaboration revenue.  Collaboration revenue was $4.2 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively. The increase of $3.1 million was primarily due to the achievement of a development milestone by Santen in June 2015 in connection with our collaboration, which triggered a $3 million milestone payment.

Research and development expenses.  Research and development expenses were $5.4 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively. The increase of $3.8 million was primarily due to increased manufacturing activities and clinical study expenses related to TRC105, as well as increased compensation related expenses due to increased headcount.

General and administrative expenses.  General and administrative expenses were $1.5 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively.  The increase of $1.1 million was primarily due to increased expenses related to becoming a public company, such as insurance, accounting and legal expenses, and compensation related expenses due to increased headcount in 2015.

Other income (expense).   Other income (expense) was ($0.2) million and ($89,000) for the three months  ended June 30, 2015 and 2014, respectively.  The increase of $0.1 million in other expense was primarily the result of interest expense related to the aggregate borrowings under our credit facility with SVB.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,		Increase /
	2015	2014	(Decrease)
	(in thousands)
Collaboration revenue	$5,329	$1,425	$3,904
Research and development expenses	9,236	2,821	6,415
General and administrative expenses	2,489	827	1,662
Other income (expense)	(520)	(118)	(402)

Collaboration revenue.  Collaboration revenue was $5.3 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively. The increase of $3.9 million was primarily due to the achievement of a development milestone by Santen in June 2015 in connection with our collaboration, which triggered a $3 million milestone payment.

Research and development expenses.  Research and development expenses were $9.2 million and $2.8 million for the six months ended June 30, 2015 and 2014, respectively. The increase of $6.4 million was primarily due to increased manufacturing activities and clinical study expenses related to TRC105, as well as increased compensation related expenses due to increased headcount.

General and administrative expenses.  General and administrative expenses were $2.5 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively.  The increase of $1.7 million was primarily due to increased expenses related to becoming a public company, such as insurance, accounting and legal expenses, and compensation related expenses due to increased headcount in 2015.

Other income (expense).  Other income (expense) was ($0.5) million and ($0.1) million for the six months ended June 30, 2015 and 2014, respectively.  The increase of $0.4 million in other expense was primarily the result of interest expense related to the aggregate borrowings under our credit facility with SVB.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception.  As of June 30, 2015, we had an accumulated deficit of $41.1 million, and we expect to continue to incur net losses for the foreseeable future.  We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

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

At June 30,  2015, we had cash and cash equivalents totaling $61.2 million.  We anticipate that our existing cash and cash equivalents will fund our operations for at least the next 18 months. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

Credit Facility with SVB

In May 2015, we entered into an Amended and Restated Loan and Security Agreement with SVB (the 2015 Amended SVB Loan) under which we may borrow up to $10.0 million. Borrowings of approximately $8.0 million under the 2015 Amended SVB Loan were used to refinance amounts outstanding under the prior loan and security agreements, which was first entered into in November 2013 (SVB Loan Agreement) and amended and restated in June 2014 (Amended SVB Loan Agreement).  The $2 million remaining under the agreement is available for borrowing through December 31, 2015. In connection with the 2015 Amended SVB Loan, we issued a warrant to purchase up to 14,732 shares of common stock at an exercise price of $10.86.  The warrant is fully exercisable and expires on May 13, 2022.  If the Company borrows additional amounts available under the 2015 Amended SVB Loan, the number of shares subject to the warrant will be automatically increased by an amount equal to 2% of the additional borrowings divided by $10.86.

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

In November 2013, we borrowed $2.5 million under a loan and security agreement with SVB, the SVB Loan.  The interest rate on this loan was a per annum fixed rate of 5.0%, provided for a final payment to include an additional fee of 7.0% of the loan amount, or $0.2 million, and had a maturity date of August 1, 2016.  In June 2014, we entered into an amended loan and security agreement with SVB, or the Amended SVB Loan. The amendment did not modify the terms of the $2.5 million previously borrowed under the SVB Loan. The Amended SVB Loan provided us with a new $7.5 million growth capital loan facility that was available to us in two advances at a per annum fixed interest rate of 4.5%. The first advance of $5.0 million was drawn in conjunction with securing the Amended SVB Loan in June 2014. The second advance of $2.5 million was drawn in September 2014.  The borrowings under the Amended SVB Loan included a final payment of 9.0% of the loan amount, or $0.6 million, and had a maturity date of November 1, 2016.  We were obligated to make interest-only payments on the SVB Loan and the Amended SVB Loans through May 2014 and November 2014, respectively, and were obligated to make monthly principal and interest payments to fully amortize the outstanding balance as of their respective maturity dates.

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

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,112)	$6,469
Investing activities	(64)	(20)
Financing activities	34,340	4,843
Net increase in cash and cash equivalents	$26,164	$11,292

Operating activities.  Net cash used in operating activities was $8.1 million for the six months ended June 30, 2015 and was primarily due to our net loss and changes in our prepaid and other assets, accounts payable and accrued expense accounts for this period.  Net cash provided by operating activities was $6.5 million for the six months ended June 30, 2014 primarily as a result of $6.9 million of deferred revenue related to the $10.0 million one-time upfront payment received in conjunction with our collaboration with Santen, offset by our net loss for the period.

Investing activities.  Net cash used in investing activities was $64,000 and $20,000 for the six months ended June 30, 2015 and 2014, respectively, due to the purchase of property and equipment during these periods.

Financing activities.  Net cash provided by financing activities was $34.3 million during the six months ended June 30, 2015 and resulted from net proceeds received totaling approximately $36.3 million from our initial public offering and concurrent private placement, offset in part by $1.9 million in net repayments on borrowings under our SVB Loans.   Net cash provided by financing activities was $4.8 million during the six months ended June 30, 2014 resulting from $5.0 million in borrowings under our SVB Loans.

Funding Requirements

At June 30, 2015, we had cash and cash equivalents totaling $61.2 million.  We believe that our existing cash, together with interest thereon, will be sufficient to meet our anticipated cash requirements for at least the next 18 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

We do not believe that our cash, cash equivalents and marketable securities have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2015, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of our product candidates, including our most advanced product candidate, TRC105, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $6.8 million and $7.7 million for the years ended December 31, 2014 and 2013, respectively.  At June 30, 2015, we had an accumulated deficit of $41.1 million.

We expect to continue to incur substantial and increased expenses as we expand our development activities and advance our clinical programs, particularly with respect to our planned clinical development and manufacturing activities for TRC105. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a public company. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future.

To become and remain profitable, we or our partners must succeed in developing our product candidates, obtaining regulatory approval for them, and manufacturing, marketing and selling those products for which we or our partners may obtain regulatory approval. We or they may not succeed in these activities, and we may never generate revenue from product sales that is significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical and biological product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, develop other product candidates or continue our operations.

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

At June 30, 2015, we had cash and cash equivalents totaling $61.2 million. Based upon our current operating plan, we believe that our existing cash will enable us to fund our operating expenses and capital requirements for at least the next 18 months. Regardless of our expectations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties or we could encounter difficulties obtaining clinical trial material that could increase our development costs more than we expect. In any event, we will require additional capital prior to completing Phase 3 development of, filing for regulatory approval for, or commercializing, TRC105 or any of our other product candidates.

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

Our loan and security agreement with Silicon Valley Bank, or SVB, contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.*

In May 2015, we entered into an amended loan and security agreement with SVB to borrow up to $10.0 million, $8.0 million of which was used to refinance amounts outstanding under prior credit facilities with SVB.  The agreement, as amended, contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

Our product candidates may cause adverse events or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.*

Adverse events, or AEs, caused by our product candidates or other potentially harmful characteristics of our product candidates could cause us, our partners, including NCI or other third party clinical trial sponsors, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.*

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, we cannot guarantee that for certain oncology indications where the FDA has traditionally granted approval to therapies that can demonstrate progression-free survival, the agency will not later require us to demonstrate overall survival, which would greatly extend the time and increase the capital required to complete clinical development. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

We have not previously submitted a BLA or NDA, or any similar drug approval filing to the FDA or any comparable foreign authority for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenue will be dependent, to a significant extent, upon the size of the markets in the territories for which we gain regulatory approval. If the markets for patients or indications that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such products, if approved.

We may not receive Fast Track designation for additional product candidates from the FDA, or Fast Track designation may not actually lead to a faster development or regulatory review or approval process.*

We received Fast Track designation for TRC105 in renal cell carcinoma in May 2015 and we intend to seek Fast Track designation for our eligible product candidates in other indications. Fast track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. A new drug or biologic is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for the disease or condition. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA will grant it. Despite our receipt of Fast Track designation for TRC105 in renal cell carcinoma, and even if additional product candidates receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

We may be unsuccessful in our anticipated efforts to obtain orphan drug designation from the FDA for TRC105 for the treatment of soft tissue sarcoma  (including angiosarcoma), gestational trophoblastic neoplasia (including choriocarcinoma), and glioblastoma and for TRC102 for the treatment of glioblastoma and mesothelioma, and if we are unable to obtain orphan drug designation our regulatory and commercial prospects may be negatively impacted.*

The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years. We cannot guarantee that we will be able to receive orphan drug status from the FDA for any of our product candidates. If we are unable to secure orphan drug designation, our regulatory and commercial prospects may be negatively impacted.

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

Any of our product candidates for which we receive regulatory approvals will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing, as well as continued compliance with regulatory requirements for current good manufacturing practices, or cGMPs, and current good clinical practices, or cGCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We rely on third parties to conduct preclinical studies and clinical trials of our product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates*.

We do not have our own capabilities to perform preclinical testing of our product candidates, and therefore rely entirely on third party contractors and laboratories to conduct these studies for us.  In addition while we intend to continue designing, monitoring and managing our domestic Phase 1 and Phase 2 clinical trials of our product candidates using our clinical operations and regulatory team, we still depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials at their sites under agreements with us. In addition, we expect that we will need to rely on third party contract research organizations, or CROs, to assist in monitoring, managing and otherwise carrying out any portion of our Phase 2 clinical trials, or any future Phase 3 clinical trials, that we sponsor at sites outside the United States. We will compete with many other companies for the resources of these third party contractors, laboratories, investigators, collaborators and CROs, and the initiation and completion of our preclinical studies and Phase 2 or future Phase 3 clinical trials may be delayed if we encounter difficulties in engaging these third parties or need to change service providers during a study or trial.

We control only certain aspects of the activities conducted for us by the third parties on which we currently rely and on which we will rely in the future for our preclinical studies and clinical trials. Nevertheless, we are responsible for ensuring that each of our clinical trials and certain of our preclinical studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. With respect to clinical trials, we and these third parties are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials must be conducted with product candidates produced under cGMPs and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state health care laws, including, among others, fraud and abuse, false claims, privacy and security, and physician payment transparency laws. Any third parties conducting our preclinical studies and clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical and clinical development programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our preclinical studies and clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Switching or adding third parties to conduct our preclinical studies and clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur, which can materially impact our ability to meet our desired development timelines.

We intend to rely on third party manufacturers to make our product candidates, and any failure by a third party manufacturer may delay or impair our ability to complete clinical trials or commercialize our product candidates.*

Manufacturing drugs and biologics is complicated and is tightly regulated by regulatory authorities, including the FDA and foreign equivalents. We currently rely on third party manufacturers to supply us, as well as other parties conducting studies and trials of our product candidates, such as NCI, Case Western and Santen, with drug substance for preclinical and Phase 1 and Phase 2 clinical trials. We also expect to continue to rely on third party manufacturers for any drug substance required for Phase 3 clinical trials and for commercial supply, and do not intend to build our own manufacturing capability. Moreover, the market for contract manufacturing services for drug products, especially biologics such as TRC105, is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If any need we have for contract manufacturing services increases during a period of industry-wide tight capacity, we may not be able to access the required capacity on a timely basis or on commercially viable terms. In addition, we contract with fill and finishing providers with the appropriate expertise, facilities and scale to meet our needs.

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

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of July 22, 2015, we are the exclusive licensee of nine issued U.S. patents and one pending U.S. patent application and five issued non-U.S patents and eight pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.”

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

Third party claims of intellectual property infringement or misappropriation may prevent or delay our development and commercialization efforts.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates, that we failed to identify. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until issued as patents. Except for the preceding exceptions, patent applications in the United States and elsewhere are generally published only after a waiting period of approximately 18 months after the earliest filing. Therefore, patent applications covering our product candidates or methods of use of our product candidates could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use or manufacture of our product candidates.

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

If any third party patents were held by a court of competent jurisdiction to cover aspects of our materials, formulations, methods of manufacture or methods for treatment, the holders of any such patents would be able to block our ability to develop and commercialize the applicable product candidate until such patent expired or unless we or our partner obtain a license. These licenses may not be available on acceptable terms, if at all. Even if we or our partner were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we or our partner could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we or our partner are unable to enter into licenses on acceptable terms.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and this circumstance would have a material adverse effect on our business.

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

Risks Related to Commercialization of Our Product Candidates

Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers, third party payors and others in the medical community.

The use of anti-endoglin antibodies as a means of inhibiting angiogenesis, including in combination with VEGF inhibitors for the treatment of cancer, is a recent clinical development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, third party payors and others in the medical community. Factors that will influence whether our product candidates are accepted in the market include:

•	the clinical indications for which our product candidates are approved, if any;

•	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;

•	the potential and perceived advantages of our product candidates over alternative treatments;

•	the prevalence and severity of any side effects;

•	product labeling or product insert requirements of the FDA or other regulatory authorities;

•	limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;

•	the timing of market introduction of our product candidates as well as competitive products;

•	the cost of treatment in relation to alternative treatments;

•	the availability of coverage and adequate reimbursement and pricing by governmental and commercial third party payors;

•	the willingness of patients to pay out-of-pocket in the absence of coverage by governmental and commercial third party payors;

•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and

•	the effectiveness of our sales and marketing efforts.

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

If, for any of these or other reasons, our product candidates fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers, third party payors or others in the medical community, we will not be able to generate significant revenue. Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.

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

Under the terms of our license agreement with Case Western, we obtained an exclusive, worldwide license to certain patents, know-how and other intellectual property controlled by Case Western related to TRC102. Despite our exclusive license, Case Western retained the right to grant non-exclusive licenses to third parties in the same field of use as our exclusive license as a means to settle any intellectual property disputes Case Western may have in the future with such third parties. While Case Western has not made us aware of any present intent to exercise this right, there can be no guarantee that Case Western will not do so in the future or that it would not grant such an non-exclusive license to a competitor of ours seeking to develop and commercialize a product that is identical to TRC102 in the same field of use that we are pursuing. If this were to occur, and we did not have other intellectual property outside of the Case Western license agreement to prevent competitive products for the same indications, we may face competition much earlier than we currently anticipate and the value of TRC102 may decline substantially.

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

Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third party payors. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates.

Patients who are provided medical treatment for their conditions generally rely on third party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance.

Government authorities and other third party payors, such as commercial health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third party payor may depend upon a number of factors, including, but not limited to, the third party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

In the United States, no uniform policy of coverage and reimbursement for products exists among third party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Obtaining coverage and reimbursement approval of a product from a government or other third party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data to each payor separately for the use of our products, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of coverage and adequate reimbursement from third party payors for our product candidates.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

Third party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted. The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, including our product candidates, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

We are highly dependent on members of our senior management, including Charles Theuer, M.D., Ph.D., our President and Chief Executive Officer, H Casey Logan, M.B.A., our Chief Business Officer, Patricia Bitar, C.P.A., our Chief Financial Officer, Bonne Adams, M.B.A., our Senior Vice President of Clinical Operations and Sharon Real, Ph.D., our Senior Vice President of Product Development. Our clinical development strategy and ability to directly manage our Phase 1 and Phase 2 clinical trials are also dependent on the members of our clinical operations and regulatory team. The loss of the services of any of these persons could impede the development of our product candidates and our ability to execute our business strategy. We may be particularly impacted by the unexpected loss of employees due to our small employee base and limited ability to quickly shift responsibilities to other employees in our organization. We do not maintain “key person” insurance for any of our executives or other employees.

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

•

federal “sunshine” requirements imposed by the Affordable Care Act, on certain drug manufacturers regarding any transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by such physicians and their immediate family members; and

•

state or foreign law equivalents of each of the above federal laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of June 30, 2015, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned over 50% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Substantially all of our stockholders immediately prior to our initial public offering were subject to lock-up agreements with the underwriters of our initial public offering that restricted the stockholders’ ability to transfer shares of our common stock for 180 days from January 29, 2015, the date of the final prospectus for our initial public offering.  These lock-up agreements limited the number of shares of common stock that could be sold during the lock-up period.  Those lock-up agreements have now expired and, subject to certain limitations, including sales volume limitations with respect to shares held by our affiliates, substantially all of our outstanding shares prior to our initial public offering are now eligible for sale.  In addition, shares issued or issuable upon exercise of options that had vested as of the expiration of the lock-up period are now eligible for sale.  Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(1)	Amended and Restated Bylaws, as currently in effect.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.

10.1(3)*	Amendment to Case License Agreement by and between the Registrant and Case Western, dated April 3, 2015.
10.2(3)+	Employment Agreement by and between the Registrant and Charles P. Theuer, M.D., Ph.D., dated May 8, 2015.
10.3(3)	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated May 13, 2015.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+  Indicates management contract or compensatory plan.

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: August 5, 2015	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: August 5, 2015	/s/ Patricia L. Bitar, C.P.A.
Patricia L. Bitar, C.P.A.
Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(1)	Amended and Restated Bylaws, as currently in effect.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
10.1(3)*	Amendment to Case License Agreement by and between the Registrant and Case Western, dated April 3, 2015.
10.2(3)+	Employment Agreement by and between the Registrant and Charles P. Theuer, M.D., Ph.D., dated May 8, 2015.
10.3(3)	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated May 13, 2015.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+  Indicates management contract or compensatory plan.

*  Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.