Form 10-Q
period 2015-09-30
Tracon Pharmaceuticals, Inc.
filed 2015-11-04
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

The number of outstanding shares of the registrant’s common stock as of October 30, 2015 was 12,175,942.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,152	$35,000
Short-term investments	10,503	—
Prepaid and other assets	2,204	728
Total current assets	59,859	35,728
Property and equipment, net	141	97
Other assets	40	2,346
Total assets	$60,040	$38,171
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$6,990	$3,974
Current portion of deferred revenue	4,320	4,357
Preferred stock warrant liabilities	—	246
Long-term debt, current portion	321	4,676
Total current liabilities	11,631	13,253
Deferred revenue	—	2,546
Other long-term liabilities	748	408
Long-term debt, less current portion	6,601	4,258
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.001 par value; authorized shares—none and 24,900,000 at September 30, 2015 and December 31, 2014, respectively; issued and outstanding shares—none and 24,650,273 at September 30, 2015 and December 31, 2014, respectively; liquidation preference of $0 and $51,700 at September 30, 2015 and December 31, 2014, respectively	—	49,880
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, authorized shares—10,000,000 and none at September 30, 2015 and December 31, 2014, respectively; issued and outstanding shares—none	—	—
Common stock, $0.001 par value; authorized shares—200,000,000 and 40,000,000 at September 30, 2015 and December 31, 2014, respectively; issued and outstanding—12,160,933 and 1,633,854 at September 30, 2015 and December 31, 2014, respectively	12	2
Additional paid-in capital	88,591	2,004
Accumulated deficit	(47,543)	(34,180)
Total stockholders’ equity (deficit)	41,060	(32,174)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$60,040	$38,171

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Collaboration revenue	$1,180	$1,133	$6,509	$2,558
Operating expenses:
Research and development	5,885	2,269	15,121	5,090
General and administrative	1,530	567	4,019	1,394
Total operating expenses	7,415	2,836	19,140	6,484
Loss from operations	(6,235)	(1,703)	(12,631)	(3,926)
Other income (expense):
Interest expense, net	(221)	(224)	(701)	(382)
Other (expense) income	9	8	(31)	48
Total other income (expense)	(212)	(216)	(732)	(334)
Net loss	(6,447)	(1,919)	(13,363)	(4,260)
Accretion to redemption value of redeemable convertible preferred stock	-	(70)	(31)	(202)
Net loss attributable to common stockholders	$(6,447)	$(1,989)	$(13,394)	$(4,462)

Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(1.23)	$(1.24)	$(2.76)
Weighted-average shares outstanding, basic and diluted	12,117,988	1,615,006	10,761,383	1,614,903

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(13,363)	$(4,260)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	1,346	155
Depreciation and amortization	33	8
Amortization of debt discount	78	61
Amortization of premium/discount on short-term investments	2	—
Noncash interest	323	161
Change in fair value of preferred stock warrant liability	65	(48)
Deferred rent	(4)	26
Deferred revenue	(2,582)	7,671
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,487)	(1,100)
Accounts payable and accrued expenses	3,944	2,251
Net cash (used in) provided by operating activities	(11,645)	4,925
Cash flows from investing activities
Purchase of property and equipment	(77)	(41)
Purchases of short term investments	(10,505)	—
Net cash used in investing activities	(10,582)	(41)
Cash flows from financing activities
Proceeds from long-term debt	8,000	7,500
Repayment of long-term debt, including final payment	(9,930)	(352)
Proceeds from sale of preferred stock, net of offering costs	—	25,670
Proceeds from sale of common stock, net of offering costs paid in the current period	36,260	(823)
Proceeds from exercise of common stock options	49	52
Net cash provided by financing activities	34,379	32,047
Net increase in cash	12,152	36,931
Cash and cash equivalents at beginning of period	35,000	2,276
Cash and cash equivalents at end of period	$47,152	$39,207

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TRACON Pharma Limited, which was formed in September 2015 and is currently inactive. All significant intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The unaudited consolidated financial statements at September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, (SEC), and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014, included in its Annual Report on Form 10-K filed with the SEC on March 10, 2015.

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

The Company performed the final remeasurement of the warrant liability as of the initial public offering date and recorded the $65,000 change in fair value into other income (expense) for the nine months ended September 30, 2015.

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

The Company accounts for stock options granted to non-employees using the fair value approach. These option grants are subject to periodic revaluation over their vesting terms.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and comprehensive loss were the same for all periods presented.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 6,301 and 6,818 weighted-average shares subject to repurchase from the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2015, respectively, and 3,583 and 1,207 common shares subject to repurchase for the three and nine months ended September 30, 2014, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of redeemable convertible preferred stock, warrants for the purchase of common stock and redeemable convertible preferred stock, options outstanding under the Company’s stock option plans, and shares issuable under the Company’s Employee Stock Purchase Plan (ESPP). For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Outstanding potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares):

	September 30,
	2015	2014
Redeemable convertible preferred stock outstanding	—	6,369,567
Warrants to purchase redeemable convertible preferred stock	—	38,758
Warrants to purchase common stock	53,490	—
Common stock options	1,586,677	709,028
ESPP shares	3,931	—
	1,644,098	7,117,353

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

2.Short-Term Investments and Fair Value Measurements

At September 30, 2015, short-term investments consist of certificates of deposit. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income in equity until realized. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

Realized gains and losses from the sale of short-term investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of operations. Realized and unrealized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations.  At September 30, 2015, the remaining contractual maturities of all available-for-sale investments were less than one year.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. No transfers between levels have occurred during the periods presented.

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
At September 30, 2015
Certificates of deposit, included in Cash equivalents and Short-term investments	$19,988	$—	$19,988	$—

Liabilities:
At December 31, 2014
Preferred stock warrant liabilities	$246	$—	$—	$246

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

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Preferred Stock
Warrant
Liabilities
Balance at December 31, 2013	$97
Issuance of preferred stock warrants	186
Change in fair value	(37)
Balance at December 31, 2014	246
Change in fair value	65
Reclassification of warrants	(311)
Balance at September 30, 2015	$—

The carrying amounts of cash, cash equivalents and short-term investments, prepaid and other assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, which is considered a Level 2 input, the Company believes that the fair value of long-term debt approximates its carrying value. Preferred stock warrant liabilities are recorded at fair value.

3.Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Computer and office equipment	$179	$154
Furniture and fixtures	32	25
Leasehold improvements	76	31
	287	210
Less accumulated depreciation and amortization	(146)	(113)
	$141	$97

Depreciation expense related to property and equipment totaled approximately $15,000 and $3,000 for the three months ended September 30, 2015 and 2014, respectively.  Depreciation expense related to property and equipment totaled approximately $33,000 and $8,000 for the nine months ended September 30, 2015 and 2014, respectively.

4.Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Long-term debt	$8,000	$9,080
Less debt discount, net of current portion	(599)	(35)
Long-term debt, net of debt discount	7,401	9,045
Less current portion of long-term debt	(800)	(4,787)
Long-term debt, net of current portion	$6,601	$4,258
Current portion of long-term debt	$800	$4,787
Current portion of debt discount	(479)	(111)
Current portion of long-term debt, net	$321	$4,676

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

Future minimum principal and interest payments under the 2015 Amended SVB Loan, including the final payment, as of September 30, 2015 are as follows (in thousands):

2015	$131
2016	2,107
2017	3,525
2018	3,994
9,757
Less interest and final payment	(1,757)
Long-term debt	$8,000

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

The Company received $49,000 and $52,000 in proceeds from the exercise of stock options during the nine months ended September 30, 2015 and 2014, respectively.

During October 2014, the Board of Directors granted stock options to purchase an aggregate 119,642 shares of common stock, with an aggregate grant date fair value of $0.6 million, to employees and a non-employee director for which the vesting was contingent upon the completion of an initial public offering prior to March 31, 2015.  The achievement of this condition was not determined to be probable as of December 31, 2014, however, upon the completion of the initial public offering in February 2015, expense recognition commenced and $36,000 and $142,000 of stock based compensation related to these options was recorded in the three and nine months ended September 30, 2015, respectively.

Employee Stock Purchase Plan

On January 1, 2015, the Company’s board of directors adopted the Employee Stock Purchase Plan (the ESPP), which became effective upon the pricing of the Company’s initial public offering on January 29, 2015.  The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Initially, a total of 183,462 shares of common stock was reserved for issuance under the ESPP. Stock compensation expense for the three and nine month period ended September 30, 2015 was immaterial.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.8%	1.9%	1.7%	1.9%
Expected volatility	72%	77%	73%	79%
Expected term (in years)	6.2	6.3	6.2	6.3
Expected dividend yield	—%	—%	—%	—%

The allocation of stock-based compensation is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$295	$43	$677	$112
General and administrative	377	14	669	43
	$672	$57	$1,346	$155

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. The license agreement provides for various types of payments, including the upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance, reimbursement of certain development costs, milestone payments, and royalties on net product sales. The Company has identified multiple deliverables, which include at inception: (1) a license to patents, information and know-how related to TRC105, (2) technology transfer, (3) collaboration, including technical and regulatory support provided by the Company, (4) manufacturing and supply obligations, and (5) shared chemistry, manufacturing and controls (CMC) development activities. Deliverables 1 and 2 above were substantially delivered at the inception of the agreement, and deliverables 3 through 5 are expected to be delivered during the estimated 31-month period over which the Company will provide technical and regulatory support to Santen. At inception and through September 30, 2015, the Company has identified one single unit of accounting for all the deliverables under the agreement since the delivered elements do not have standalone value. The Company’s technical and regulatory expertise, including manufacturing and CMC activities, in the development of biologic therapeutics, specifically TRC105, is a significant component of Santen’s ability to utilize the license and know-how related to TRC105. Given the early stage of development of TRC105 for ophthalmology, the Company is the only party capable of performing the level and type of technical and regulatory collaboration services required by Santen under the agreement. As a result, the Company has determined that the license, including the ability to sublicense, and know-how related to TRC105 do not have standalone value to a licensee. As such, the Company is recognizing revenue for the fixed or determinable collaboration consideration on a straight-line basis over the estimated 31-month period over which it will deliver its technical and regulatory support.

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

In connection with the collaboration with Santen, the Company recognized revenue of $1.2 million and  $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and $6.5 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively.  At September 30, 2015, deferred revenue totaled $4.3 million.

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

We have collaborated with the National Cancer Institute (NCI), which has selected TRC105 and TRC102 for federal funding of clinical development, as well as Case Western. Under these collaborations, NCI has sponsored or is sponsoring nine completed or ongoing clinical trials of TRC105 and TRC102.  We anticipate that NCI will complete ongoing Phase 2 clinical trials of TRC105 and may initiate other Phase 2 clinical trials in addition to the Phase 2 clinical trials of TRC105 that we are sponsoring. In October 2015, NCI initiated a Phase 1 trial of TRC102, Alimta ® and cisplatin, and a Phase 2 trial of TRC102 and Alimta.  Based on correspondence with NCI in June 2014, we expect NCI to initiate two additional trials of TRC102 in the next three to six months. We expect to report top-line data from several Phase 2 trials of TRC105 in 2016, including in sarcoma, gestational trophoblastic neoplasia (GTN), renal cell carcinoma and glioblastoma.  We expect to initiate a Phase 3 trial in angiosarcoma in 2016.  If merited by Phase 2 data, we expect to fund additional Phase 3 clinical trials of TRC105 and TRC102 and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI will sponsor Phase 3 clinical trials in additional indications.

The following chart summarizes key information regarding ongoing and planned development of our TRC105 and TRC205 product candidates:

TRC105	Pre-clinical	Phase 1	Phase 2	Phase 3	Commercial Rights	Data Expected
Soft Tissue Sarcoma (including angiosarcoma)	*with Votrient*				TRACON	Part 1: presented mid 2015 Part 2: first half 2016
Angiosarcoma*	*with Votrient*				TRACON	Phase 3 start in 2016
Renal Cell Carcinoma	*with Inlyta*				TRACON	Part 1: presented early 2015 Part 2: late 2016
Glioblastoma	*with Avastin (NCI-sponsored)*				TRACON	Late 2016
Hepatocellular Carcinoma	*with Nexavar (NCI-sponsored)*				TRACON	Part 1: presented mid 2015 Part 2: early 2016
Choriocarcinoma	*with Avastin*				TRACON	Late 2015
Hepatocellular Carcinoma#	*with Nexavar*				TRACON	2017
Gestational Trophoblastic Neoplasia (GTN)# (including choriocarcinoma)	*Single agent and with Avastin*				TRACON	Late 2016
Breast Cancer#	*with Afinitor and Femara (UAB-sponsored)*				TRACON	2017
Colorectal Cancer‡	*with Stivarga*				TRACON	2017
Lung cancer‡	*with Avastin and Carboplatin/Taxol*				TRACON	2017
AMD (DE-122)‡					Santen	IND filed mid 2015
TRC205						
Fibrotic Diseases					TRACON	†

*Planned Phase 3 clinical trial
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

We have incurred losses from operations in each year since our inception. Our net losses were $6.8 million and $7.7 million for the years ended December 31, 2014 and 2013, respectively.  At September 30, 2015, we had an accumulated deficit of $47.5 million.  We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

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

Financial Operations Overview

Revenue

Our revenue to date has been derived solely from our March 2014 collaboration with Santen. The terms of this arrangement contain multiple deliverables, which include at inception: (1) a license to patents, information and know-

how related to TRC105; (2) technology transfer; (3) collaboration, including technical and regulatory support provided by us; (4) manufacturing and supply obligations; and (5) shared CMC development activities. The license agreement provides that we may receive various types of payments, including an upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance, reimbursement of certain development costs, milestone payments, and royalties on net product sales. In accordance with our revenue recognition policy described in detail below, we have identified one single unit of accounting for all the deliverables under the agreement and are recognizing revenue for the fixed or determinable collaboration consideration on a straight-line basis over the estimated development period.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Third-party research and development expenses:
TRC105	$4,465	$1,582	$11,345	$3,129
TRC102	37	5	50	19
TRC205	65	38	208	38
Total third-party research and development expenses	4,567	1,625	11,603	3,186
Unallocated expenses	1,318	644	3,518	1,904
Total research and development expenses	$5,885	$2,269	$15,121	$5,090

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September, 2015 and 2014:

	Three Months Ended
	September 30,		Increase /
	2015	2014	(Decrease)
	(in thousands)
Collaboration revenue	$1,180	$1,133	$47
Research and development expenses	5,885	2,269	3,616
General and administrative expenses	1,530	567	963
Other income (expense)	(212)	(216)	(4)

Collaboration revenue.  Collaboration revenue, all of which resulted from our collaboration with Santen, was $1.2 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively.

Research and development expenses.  Research and development expenses were $5.9 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively. The increase of $3.6 million was primarily due to increased manufacturing activities and clinical study expenses related to TRC105, as well as increased compensation related expenses due to increased headcount.

General and administrative expenses.  General and administrative expenses were $1.5 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively.  The increase of $1.0 million was primarily due to increased expenses related to becoming a public company, such as insurance, accounting and legal expenses, and compensation related expenses due to increased headcount in 2015.

Other income (expense).  Other income (expense) was ($0.2) million for the three months ended September 30, 2015 and 2014 and is primarily interest expense related to our aggregate borrowings under our credit facility with SVB.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,		Increase /
	2015	2014	(Decrease)
	(in thousands)
Collaboration revenue	$6,509	$2,558	$3,951
Research and development expenses	15,121	5,090	10,031
General and administrative expenses	4,019	1,394	2,625
Other income (expense)	(732)	(334)	398

Collaboration revenue.  Collaboration revenue was $6.5 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively.  The increase of $4.0 million was primarily due to the achievement of a development milestone by Santen in June 2015 in connection with our collaboration, which triggered a $3 million milestone payment.

Research and development expenses.  Research and development expenses were $15.1 million and $5.1 million for the nine months ended September 30, 2015 and 2014, respectively. The increase of $10.0 million was primarily due to increased manufacturing activities and clinical study expenses related to TRC105, as well as increased compensation related expenses due to increased headcount.

General and administrative expenses.  General and administrative expenses were $4.0 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively.  The increase of $2.6 million was primarily due to increased expenses related to becoming a public company, such as insurance, accounting and legal expenses, and compensation related expenses due to increased headcount in 2015.

Other income (expense).  Other income (expense) was ($0.7) million and ($0.3) million for the nine months ended September 30, 2015 and 2014, respectively.  The increase of $0.4 million in other expense was primarily the result of interest expense related to the aggregate borrowings under our credit facility with SVB.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception.  As of September 30, 2015, we had an accumulated deficit of $47.5 million, and we expect to continue to incur net losses for the foreseeable future.  We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

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

At September 30, 2015, we had cash, cash equivalents and short-term investments totaling $57.7 million.  We anticipate that our existing cash, cash equivalents and short-term investments will fund our operations for at least the next 12 months.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

Credit Facility with SVB

In May 2015, we entered into an Amended and Restated Loan and Security Agreement with SVB (the 2015 Amended SVB Loan) under which we may borrow up to $10.0 million. Borrowings of approximately $8.0 million under the 2015 Amended SVB Loan were used to refinance amounts outstanding under the prior loan and security agreements, which was first entered into in November 2013 (SVB Loan Agreement) and amended and restated in June 2014 (Amended SVB Loan Agreement).  The $2.0 million remaining under the 2015 Amended SVB Loan is available for borrowing through December 31, 2015. In connection with the 2015 Amended SVB Loan, we issued a warrant to purchase up to 14,732 shares of common stock at an exercise price of $10.86 per share.  The warrant is fully exercisable and expires on May 13, 2022.  If the Company borrows additional amounts available under the 2015 Amended SVB Loan, the number of shares subject to the warrant will be automatically increased by an amount equal to 2% of the additional borrowings divided by $10.86.

The 2015 Amended SVB Loan provides for interest to be paid at a rate of 6.5% per annum.  Interest-only payments are due monthly through June 2016, which will be extended through September 2016, in the event certain conditions are met.  Thereafter, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal at July 1, 2016 (or October 1, 2016) divided by 30 months. At maturity (or earlier prepayment), we are also required to make a final payment equal to 8.5% of the original principal amount of the amounts borrowed. The 2015 Amended SVB Loan provides for prepayment fees of 3.0% of the outstanding balance of the loan if the loan is repaid prior to May 13, 2016, 2.0% of the amount prepaid if the prepayment occurs after May 13, 2016 but prior to May 13, 2017 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

Consistent with the terms of the SVB Loan Agreement and the Amended SVB Loan Agreement, the 2015 Amended SVB Loan is collateralized by substantially all of our assets, other than our intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be required to immediately repay of all obligations under the 2015 Amended SVB Loan.

In November 2013, we borrowed $2.5 million under the SVB Loan Agreement.  The interest rate on this loan was a per annum fixed rate of 5.0%, provided for a final payment to include an additional fee of 7.0% of the loan amount, or $0.2 million, and had a maturity date of August 1, 2016.  In June 2014, we entered into the Amended SVB Loan Agreement. The amendment did not modify the terms of the $2.5 million previously borrowed under the SVB Loan Agreement. The Amended SVB Loan Agreement provided us with a new $7.5 million growth capital loan facility that was available to us in two advances at a per annum fixed interest rate of 4.5%. The first advance of $5.0 million was drawn in conjunction with securing the Amended SVB Loan Agreement in June 2014. The second advance of $2.5 million was drawn in September 2014.  The borrowings under the Amended SVB Loan Agreement included a final payment of 9.0% of the loan amount, or $0.6 million, and had a maturity date of November 1, 2016.  We were obligated to make interest-only payments on the SVB Loan Agreement and the Amended SVB Loan Agreement through May 2014 and November 2014, respectively, and were obligated to make monthly principal and interest payments to fully amortize the outstanding balance as of their respective maturity dates.

In connection with the SVB Loan Agreement, we issued a warrant to purchase 37,500 shares of Series A redeemable convertible preferred stock at an exercise price of $2.00 per share. As a result of our initial public offering, this warrant became a warrant to purchase 9,689 shares of common stock at an exercise price of $7.74 per share.  The warrant is fully exercisable and expires on November 14, 2023.  In connection with the Amended SVB Loan Agreement, we issued a warrant to purchase 112,500 shares of Series A redeemable convertible preferred stock at an exercise price of $2.00 per share. As a result of our initial public offering, this warrant became a warrant to purchase 29,069 shares of common stock at an exercise price of $7.74 per share.  The warrant is fully exercisable and expires on June 4, 2024.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(11,645)	$4,925
Investing activities	(10,582)	(41)
Financing activities	34,379	32,047
Net increase in cash and cash equivalents	$12,152	$36,931

Operating activities.  Net cash used in operating activities was $11.6 million for the nine months ended September 30, 2015 and was primarily due to our net loss and changes in our prepaid and other assets, accounts payable and accrued expense accounts, and deferred revenue for this period.  Net cash provided by operating activities was $4.9 million for the nine months ended September 30, 2014 primarily as a result of $7.7 million of deferred revenue related to the $10.0 million one-time upfront payment received in connection with our collaboration with Santen, along with changes in our accounts payable and accrued expenses accounts, offset by changes in our prepaid and other assets account, and our net loss for the period.

Investing activities.  Net cash used in investing activities was $10.6 million for the nine months ended September 30, 2015 and was primarily due to the purchase of short-term investments.  Net cash used in investing activities was $41,000 for the nine months ended September 30, 2014 and was due to the purchase of property and equipment.

Financing activities.  Net cash provided by financing activities was $34.4 million during the nine months ended September 30, 2015 and resulted from net proceeds received totaling approximately $36.3 million from our initial public offering and concurrent private placement received in the period, offset in part by $1.9 million in net repayments on borrowings under our SVB Loans.  Net cash provided by financing activities was $32.0 million during the nine months ended September 30, 2014 and resulted from $25.7 million in net proceeds from the sale of preferred stock and $7.5 million in borrowings under our SVB Loans, offset by costs incurred of $0.8 million in connection with our initial public offering.

Funding Requirements

At September 30, 2015, we had cash, cash equivalents and short-term investments totaling $57.7 million.  We believe that our existing cash, cash equivalents and short-term investments together with interest thereon, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to enter into and maintain our collaborations, including our collaboration with Santen;

•	our ability to achieve, and our obligations to make, milestone payments under our collaboration and license agreements;

•	our ability to initiate, and the progress and results of, our planned clinical trials of TRC105;

•	Santen’s ability to initiate, and the progress and results of, Santen’s planned clinical trials of DE-122;

•	the scope, progress, results and costs of preclinical development, and clinical trials of our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the revenue, if any, received from commercial sales of our product candidates for which we or any of our partners, including Santen, may receive marketing approval;

•	the costs and timing of manufacturing our product candidates for on-going or planned clinical trials and bringing manufacturing capabilities to commercial scale;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval and do not partner for commercialization; and

•	the extent to which we acquire or in-license other products and technologies.

Until we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and licensing arrangements.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the applicable rules of the Securities and Exchange Commission (the SEC).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash, cash equivalents and short-term investments consist of cash, money market funds, and certificates of deposit.  We believe that our exposure to interest rate risk is not significant as our investments are short-term in duration. Our long-term debt bears interest at a fixed rate.

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

We do not believe that our cash, cash equivalents and short-term investments have significant risk of default or illiquidity. While we believe our cash, cash equivalents and short-term investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2015, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of our product candidates, including our most advanced product candidate, TRC105, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $6.8 million and $7.7 million for the years ended December 31, 2014 and 2013, respectively.  At September 30, 2015, we had an accumulated deficit of $47.5 million.

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

At September 30, 2015, we had cash,  cash equivalents and short-term investments totaling $57.7 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital requirements for at least the next 12 months.   Regardless of our expectations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties or we could encounter difficulties obtaining clinical trial material that could increase our development costs more than we expect. In any event, we will require additional capital prior to completing Phase 3 development of, filing for regulatory approval for, or commercializing, TRC105 or any of our other product candidates.

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

NCI is currently sponsoring and funding two ongoing clinical trials involving TRC105 and two clinical trials involving TRC102, and we expect NCI to sponsor two additional clinical trials involving TRC102. In addition, Case Western has sponsored and funded two separate clinical trials involving TRC102 and we are planning a clinical trial of TRC105 sponsored by the University of Alabama, Birmingham Cancer Center, or UAB. The advancement of our product candidates depends in part on the continued sponsorship and funding of clinical trials by these organizations, as our resources and capital would not be sufficient to conduct these trials on our own. None of these third party sponsors are obligated to continue sponsorship or funding of any clinical trials involving our product candidates and could stop their support at any time. If these third party sponsors ceased their support for our product candidates, our ability to advance clinical development of our product candidates could be limited and we may not be able to pursue the number of different indications for our product candidates that are currently being pursued.

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

We rely on third parties to conduct preclinical studies and clinical trials of our product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.*

We do not have our own capabilities to perform preclinical testing of our product candidates, and therefore rely entirely on third party contractors and laboratories to conduct these studies for us.  In addition while we intend to continue designing, monitoring and managing our domestic Phase 1 and Phase 2 clinical trials of our product candidates using our clinical operations and regulatory team, we still depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials at their sites under agreements with us. In addition, we expect that we will need to rely on third party contract research organizations, or CROs, to assist in monitoring, managing and otherwise carrying out any portion of our Phase 2 clinical trials, or any future Phase 3 clinical trials, that we sponsor at sites outside the United States. We will compete with many other companies for the resources of these third party contractors, laboratories, investigators, collaborators and CROs, and the initiation and completion of our preclinical studies and Phase 2 or future Phase 3 clinical trials may be delayed if we encounter difficulties in engaging these third parties or need to change service providers during a study or trial.

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

We rely on third party manufacturers to make our product candidates, and any failure by a third party manufacturer may delay or impair our ability to complete clinical trials or commercialize our product candidates.*

Manufacturing drugs and biologics is complicated and is tightly regulated by regulatory authorities, including the FDA and foreign equivalents. We currently rely on third party manufacturers to supply us, as well as other parties conducting studies and trials of our product candidates, such as NCI, Case Western and Santen, with drug substance for preclinical and Phase 1 and Phase 2 clinical trials. We also expect to continue to rely on third party manufacturers for any drug substance required for Phase 3 clinical trials and for commercial supply, and do not intend to build our own manufacturing capability. Moreover, the market for contract manufacturing services for drug products, especially biologics such as TRC105, is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If any need we have for contract manufacturing services increases during a period of industry-wide tight capacity, we may not be able to access the required capacity on a timely basis or on commercially viable terms, which could result in delays in initiating or completing clinical trials or our ability to apply for or receive regulatory approvals. In addition, we contract with fill and finishing providers with the appropriate expertise, facilities and scale to meet our needs.

Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities is time consuming and subject to potential difficulties and delays. For example, we rely on Lonza Sales AG, or Lonza, to manufacture TRC105 drug substance for our Phase 1 and Phase 2 clinical trials and separately license from Lonza its proprietary cell line and other methods of producing TRC105 drug substance. While we have the right to transfer the manufacture of TRC105 drug substance to additional or alternate suppliers and to sublicense Lonza’s TRC105 manufacturing technology to such other suppliers, we may encounter delays in any such transfer due to the time and effort required for another party to understand and successfully implement Lonza’s proprietary process. The drug substances for our product candidates have also never been produced at commercial scale. In particular for biologics, it is not uncommon to experience setbacks and delays in scaling up production in a reliable and contamination-free manner, which may delay our ability to obtain regulatory approval or may result in higher costs to manufacture commercial drug product than we currently expect.  We are currently optimizing the process and planning for the transfer of the manufacturing of TRC105 drug substance to a separate Lonza facility in order to meet cGMP regulatory requirements and scale production for commercial quantities.  This new process and transfer may result in setbacks in replicating the current manufacturing process at a new facility and in scaling up production.  In addition, we do not have any long-term supply agreements for the manufacture of our product candidates and cannot guarantee that Lonza or any other third party manufacturer would be willing to continue supplying drug product for clinical trials or commercial sale at a reasonable cost or at all.

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

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of October 21, 2015, we are the exclusive licensee of nine issued U.S. patents and one pending U.S. patent application and six allowed applications/issued non-U.S patents and eight pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.”

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

We are highly dependent on members of our senior management, including Charles Theuer, M.D., Ph.D., our President and Chief Executive Officer.  Our clinical development strategy and ability to directly manage our Phase 1 and Phase 2 clinical trials are also dependent on the members of our clinical operations and regulatory team. The loss of the services of any of these persons could impede the development of our product candidates and our ability to execute our business strategy. We may be particularly impacted by the unexpected loss of employees due to our small employee base and limited ability to quickly shift responsibilities to other employees in our organization. We do not maintain “key person” insurance for any of our executives or other employees.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of September 30, 2015, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned over 50% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On February 4, 2015, we completed our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-201280) that was declared effective by the SEC on January 29, 2015 and sold an aggregate of 3,600,000 shares of our common stock to the public at a price of $10.00 per share.  Wells Fargo Securities, LLC and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers of our initial public offering, which has now terminated.  After deducting underwriting discounts, commissions and offering costs paid by us of approximately $6.1 million, the net proceeds from the offering were approximately $30.3 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

The net proceeds from the offering have been invested in highly-liquid money market funds and certificates of deposit, or used consistent with the uses described in our final prospectus filed with the SEC pursuant to Rule 424(b). There has been no material change in the expected use of the net proceeds from our initial public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

On Shazer
Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(1)	Amended and Restated Bylaws, as currently in effect.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
10.1+	Offer Letter by and between the Registrant and Ronald L. Shazer, dated September 11, 2015.
10.2+	Severance Agreement by and between the Registrant and Ronald L. Shazer, dated October 5, 2015.

On Shazer
Exhibit Number	Description of Document
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+  Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: November 3, 2015	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: November 3, 2015	/s/ Patricia L. Bitar, C.P.A.
Patricia L. Bitar, C.P.A.
Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(1)	Amended and Restated Bylaws, as currently in effect.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
10.1+	Offer Letter by and between the Registrant and Ronald L. Shazer, dated September 11, 2015.
10.2+	Severance Agreement by and between the Registrant and Ronald L. Shazer, dated October 5, 2015.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+  Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.