Form 10-K
period 2015-12-31
Tracon Pharmaceuticals, Inc.
filed 2016-02-19
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).      Yes ☐    No ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $80.9 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2015 of $11.33 per share.

The number of outstanding shares of the registrant’s common stock as of February 12, 2016 was 12,185,242.

TRACON Pharmaceuticals, Inc.

FORM 10-K — ANNUAL REPORT
For the Fiscal Year Ended December 31, 2015

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, including the sections entitled “Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	the success, cost and timing of results of our and our collaborators’ ongoing clinical trials;

•	our and our collaborators’ plans to develop and commercialize our product candidates;

•	the potential benefits of our collaboration arrangements and our ability to enter into additional collaboration arrangements;

•	our regulatory strategy and potential benefits associated therewith;

•	the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	the success of competing products that are or may become available;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position;

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources, and our need for additional financing; and

•	our ability to realize the anticipated benefits associated with our capital efficiency focused initiatives.

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

Item 1.Business.

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, wet age-related macular degeneration, or wet AMD, and fibrotic diseases. We are a leader in the field of endoglin biology and are using our expertise to develop antibodies that bind to the endoglin receptor. Endoglin is essential to angiogenesis, the process of new blood vessel formation, and a key contributor to the development of fibrosis, or tissue scarring. Our lead product candidate, TRC105, is an endoglin antibody that is being developed for the treatment of multiple solid tumor types in combination with inhibitors of the vascular endothelial growth factor, or VEGF, pathway. The VEGF pathway regulates vascular development in the embryo, or vasculogenesis, and angiogenesis. TRC105 has been studied in six completed Phase 2 clinical trials and three completed Phase 1 clinical trials, and is currently being dosed in five Phase 2 clinical trials (hereafter referred to as ongoing clinical trials). Interim data from these trials have shown encouraging rates of durable complete responses in angiosarcoma and choriocarcinoma, cancers types that qualify for orphan drug designation and also highly express endoglin. We expect to initiate a Phase 3 trial in angiosarcoma and a multicenter Phase 2 trial in gestational trophoblastic neoplasia, or GTN, that includes choriocarcinoma and could be registration enabling, in 2016. Furthermore, we expect topline data in all of the ongoing TRC105 clinical trials by the end of 2016 and, if results are positive, we expect to initiate additional Phase 3 clinical trials for one or more indications of soft tissue sarcoma, renal cell carcinoma, glioblastoma, and hepatocellular carcinoma.

We believe treatment with TRC105 in combination with VEGF inhibitors may improve survival in cancer patients when compared to treatment with a VEGF inhibitor alone. In initial clinical trials of more than 400 patients, TRC105 has shown good tolerability and promising anti-tumor activity, particularly in combination with VEGF inhibitors. Clinical trial results of TRC105 in combination with VEGF inhibitors include the following:

•

Data were published in Clinical Cancer Research in 2014 from a Phase 1/2 clinical trial of TRC105 with Avastin (bevacizumab), a VEGF antibody, that primarily enrolled patients with colorectal and ovarian cancer whose cancer had progressed on prior Avastin treatment. The combination demonstrated anti-tumor activity in the trial. Specifically, of 25 evaluable patients treated previously with VEGF inhibitors, 16 patients (64%) had stable disease, and ten patients (40%) had partial responses as measured by Choi criteria. Six responding patients who had been treated with prior VEGF inhibitors (24%) remained without cancer progression longer than during their prior VEGF inhibitor therapy, and were therefore considered to have durable responses.

•

Data were presented from the ascending dose portion of a Phase 2 clinical trial of TRC105 with Inlyta (axitinib) in patients with renal cell carcinoma at the Genitourinary Cancers Symposium of the American Society of Clinical Oncology (ASCO) conference in February 2015 and at the Kidney Cancer Association annual meeting in November 2015. The combination was well‐tolerated and dose limiting toxicity was not observed. Five of 17 patients (29%) demonstrated partial responses by Response Evaluation Criteria in Solid Tumors 1.1, or RECIST 1.1. Final median progression free survival, or PFS, was 8.4 months in all patients and 9.6 months in patients with clear cell renal cell carcinoma. Based on a Phase 3 trial of Inlyta, the expected median progression-free survival of patients with clear cell renal cell carcinoma treated with Inlyta who progressed following treatment with only one prior inhibitor of the VEGF pathway is 4.8 months.

•

Data were presented from the ascending dose portion of a Phase 2 clinical trial of TRC105 with Nexavar (sorafenib) being conducted at the National Cancer Institute (NCI) in patients with hepatocellular carcinoma at the ASCO annual meeting in June 2015. Four of the ten patients (40%) with measurable disease treated at recommended Phase 2 doses of TRC105 (10 mg/kg or 15 mg/kg dosed once every two weeks) demonstrated partial responses by RECIST 1.1, in a setting where the expected partial response rate of Nexavar alone is 2%. We plan to initiate dosing in a multicenter Phase 1/2 study of TRC105 in hepatocellular carcinoma in the first half of 2016.

•

Data were presented from the ascending dose portion of a Phase 2 clinical trial of TRC105 with Votrient (pazopanib) in patients with advanced soft tissue sarcoma at the ASCO annual meeting in June 2015 and updated in an oral presentation at the Connective Tissue Oncology Society annual meeting in November 2015.

•

18 patients were treated with the combination of TRC105 given once weekly (8 mg/kg or 10 mg/kg) and Votrient at its approved dose of 800 mg per day. The combination was well‐tolerated and dose limiting toxicity was not observed. The Phase 2 portion of the study completed enrollment of 63 additional patients and top-line data indicate that the unstratified median PFS (3.9 months) is similar to the PFS expected for Votrient alone, based on data from the Votrient PALETTE Phase 3 trial in soft tissue sarcoma. We expect to report data on the prospectively defined secondary endpoint of PFS stratified by sarcoma histology, including in patients with angiosarcoma, and stratified by tumor endoglin expression in mid-2016. All five patients with angiosarcoma, a sarcoma subtype that highly expresses endoglin, enrolled in the trial had reductions in tumor burden, median PFS to date is at least 9.3 months, and two of these five patients have durable complete responses to treatment that are ongoing at 45 and 75 weeks of treatment. We have amended the study to enroll an additional cohort of 13 patients with angiosarcoma. In addition, a patient with undifferentiated pleomorphic sarcoma has an ongoing durable complete response at 51 weeks of treatment. For comparison, there were no complete responses in sarcoma patients treated with Votrient (n=246) in the Votrient PALETTE Phase 3 trial. A Phase 3 study in angiosarcoma is planned, and stratification of PFS in the Phase 2 trial by tumor endoglin expression may identify other sarcoma histologies that are more likely to respond to treatment with TRC105.

•

Data were presented from a single patient Phase 2 clinical trial of TRC105 with Avastin in a patient with refractory and unresectable metastatic choriocarcinoma, a form of GTN, that had recurred despite five prior chemotherapy regimens and autologous stem cell transplant, at the 18th World Congress on Gestational Trophoblastic Diseases in September 2015. The patient was treated with TRC105 dosed 10 mg/kg weekly in combination with Avastin dosed 10 mg/kg every other week. At the time of the presentation, the patient had completed 7 cycles (28 weeks) of treatment. Beta human chorionic gonadotropin (β‐hCG), a known and reliable marker of disease burden in choriocarcinoma, normalized during the fourth cycle of treatment, indicating a complete response, which is ongoing at 12 months after enrollment. A second patient, also with refractory and unresectable metastatic choriocarcinoma, was treated with TRC105 and Avastin and did not respond to treatment. We plan to initiate an international multicenter Phase 2 clinical trial of TRC105 in GTN, including choriocarcinoma, in the first half of 2016, with the primary endpoint expected to be overall response rate in patients with refractory GTN.

The following chart summarizes key information regarding ongoing and planned development of our TRC105 product candidate:

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

Our TRC105 oncology clinical development plan is broad and involves a tiered approach. We are initially focused on two orphan indications, GTN and angiosarcoma, that highly express endoglin, and therefore may be more responsive to treatment with TRC105. The next tier of development includes ongoing Phase 2 trials in renal cell carcinoma, glioblastoma, and hepatocellular carcinoma that are expected to produce top-line data in 2016, and that, if positive, may enable Phase 3 development. We consider these indications attractive because the endpoints for regulatory approval may be attained more quickly than the endpoints for other indications. We also expect that these initial indications would be for the same lines of treatment for which the companion VEGF inhibitor is approved. Finally, the third tier of development includes large indications. We plan to initiate dosing in a Phase 1b trial in lung cancer and a Phase 1b/2a trial in breast cancer, in 2016 that, if positive, would enable further development.

We have also collaborated with the NCI, which has selected TRC105 for federal funding of clinical development. Under these collaborations, NCI has sponsored or is sponsoring six completed or ongoing clinical trials of TRC105. If merited by Phase 2 data, we expect to fund initial Phase 3 clinical trials of TRC105, and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we expect that Phase 3 clinical trials of TRC105 in additional indications could be sponsored by NCI.

We have produced formulations of TRC105 for development in ophthalmology, which are initially being developed for the treatment of wet AMD, the leading cause of blindness in the Western world. In March 2014, Santen licensed from us exclusive worldwide rights to develop and commercialize our endoglin antibodies, including TRC105, for ophthalmology indications. We retain global rights to develop our endoglin antibodies outside of the field of ophthalmology. In June 2015, Santen filed an Investigational New Drug, or IND,  Application with the U.S. Food and Drug Administration, or FDA, for the initiation of clinical studies for DE‐122 in patients with wet AMD. DE‐122 is the ophthalmic formulation of TRC105. A Phase 1 trial is recruiting patients with wet AMD, including patients receiving a VEGF inhibitor. The IND filing for DE‐122 triggered a $3.0 million milestone payment which we received in July, 2015.

TRC205, a humanized, deimmunized endoglin antibody, is being developed for the treatment of fibrotic diseases. Diseases characterized by fibrosis, the harmful buildup of excessive fibrous tissue from cells, including the fibroblast, that leads to scarring and ultimately organ failure, include nonalcoholic steatohepatitis, or NASH, idiopathic pulmonary fibrosis, or IPF, renal fibrosis, cardiac fibrosis and scleroderma. Clinical data demonstrated increased endoglin expression on fibroblasts in patients with heart failure and inhibiting endoglin reduced cardiac fibrosis, preserved heart function and improved survival in mouse models of heart failure. Subsequent preclinical research in mouse models indicated that antibodies to endoglin inhibit cardiac, liver, and pulmonary fibrosis. These findings indicate endoglin’s importance in cardiac, lung and liver fibrosis, and we believe these findings may be applicable to multiple fibrotic diseases, including NASH, IPF, myelofibrosis and other indications.

We are also developing TRC102, a small molecule that is in clinical development for the treatment of lung cancer and glioblastoma. TRC102 is an inhibitor of DNA repair intended to reverse resistance to chemotherapy, including approved drugs used in the treatment of lung cancer and glioblastoma. In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity, in combination with alkylating and antimetabolite chemotherapy. Clinical trial results of TRC102 in combination with chemotherapy include the following:

•

Data from a Phase 1 clinical trial of TRC102 in combination with Alimta (pemetrexed), a chemotherapy drug approved for the treatment of lung cancer and mesothelioma, was published in Investigational New Drugs in 2012. The dose limiting toxicity of TRC102 was anemia, as predicted by preclinical models, and TRC102 did not appear to increase toxicities associated with Alimta.  There were no pharmacokinetic interactions between the two drugs,  TRC102 target concentrations were achieved, and DNA repair was inhibited. Patients who received TRC102 at its maximum tolerated dose with Alimta demonstrated reduction in tumor masses, including partial response, and lung cancer patients with squamous histology, a tumor type resistant to Alimta treatment, demonstrated stable disease.

•

Data from a trial of intravenous TRC102 given in combination with the approved chemotherapy drug Fludara (fludarabine) in a Phase 1 clinical trial sponsored by Case Western Reserve University, or Case Western, were presented at the American Society for Hematology, or ASH, annual meeting in December 2014. The combination of TRC102 and Fludara was well tolerated, there were no pharmacokinetic interactions between the two drugs, and TRC102 target concentrations were achieved. Antitumor activity, including partial response, was noted in patients with lymphoma and chronic lymphocytic leukemia, including in patients treated previously with Fludara.

•

Data from a trial of TRC102 given orally in combination with the approved chemotherapy drug Temodar (temozolomide) in a Phase 1 clinical trial sponsored by NCI were presented at the American Association for Cancer Research, or AACR, annual meeting in April 2015. The combination of TRC102 and Temodar was well tolerated, there were no pharmacokinetic interactions between the two drugs, and TRC102 target concentrations were achieved. Partial response was noted in patients with ovarian cancer and squamous cell lung cancer.

•

Data from a trial of TRC102 given intravenously in combination with Temodar in a Phase 1 clinical trial sponsored by Case Western were presented at the ASCO annual meeting in June 2015.  The combination of TRC102 and Temodar was well tolerated, there were no pharmacokinetic interactions between the two drugs and TRC102 target concentrations were achieved. Anti-tumor activity was noted in patients with ovarian cancer and neuroendocrine tumors.

The following chart summarizes key information regarding ongoing and planned development of our TRC102 product candidate:

TRC102 has begun Phase 2 development through two Phase 2 trials sponsored by the NCI; one that combines TRC102 with Alimta in patients with mesothelioma and one that combines TRC102 with Temodar in patients with glioblastoma. A Phase 1b trial sponsored by the NCI that combines TRC102 with Alimta and cisplatin in patients with solid tumors has also been initiated, and we expect NCI to sponsor an additional Phase 1 clinical trial of TRC102 with chemotherapy and radiation therapy in lung cancer. We retain global rights to develop TRC102. If merited by Phase 2 data, we expect to fund initial Phase 3 clinical trials and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we expect that Phase 3 clinical trials in additional indications could be sponsored by NCI.

We operate a clinical development model that emphasizes capital efficiency. Our experienced clinical operations and regulatory affairs groups are responsible for significant aspects of our clinical trials, including site monitoring, regulatory compliance, database management and clinical study report preparation. We use this internal resource to eliminate the cost associated with hiring contract research organizations, or CROs, to manage clinical, regulatory and database aspects of the Phase 1 and Phase 2 clinical trials that we sponsor in the United States. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which expedites patient enrollment and access to patient data as compared to a CRO-managed model, and we plan to leverage this capital efficient model for future product development.

We received orphan drug designation from the FDA for TRC105 for the treatment of soft tissue sarcoma in January 2016 and have applied for orphan drug designation for TRC105 for the treatment of GTN. We also expect to apply for orphan drug designation for TRC102 for the treatment of glioblastoma and mesothelioma. If granted, orphan drug designation may provide financial incentives, such as opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee waivers, as well as the potential for a period of market exclusivity. In addition, we were granted FDA Fast Track designation for TRC105 for the treatment of renal cell carcinoma and intend to seek appropriate expedited development program designation for all of our eligible product candidates. Fast Track and other expedited programs for serious conditions are procedures designed to facilitate the development and expedite the FDA’s review of drugs to treat serious conditions and fill unmet medical needs. However, there is no guarantee that we will receive or be able to maintain these designations or realize the related potential benefits. For example, even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures.

Our Strategy

Our goal is to be a leader in the development of targeted therapies for patients with cancer and other diseases of high unmet medical need. As key components of our strategy, we intend to:

•

Focus the initial tier of clinical development of TRC105 on orphan oncology indications that highly express endoglin and have demonstrated durable complete responses to treatment, and have potential reduced time to regulatory approval.  We plan to initiate Phase 3 development of TRC105 in angiosarcoma, a type of soft tissue sarcoma that highly expresses endoglin, in combination with the approved VEGF inhibitor Votrient, and to initiate an international multicenter Phase 2 clinical trial of TRC105 as a single agent and in combination with Avastin in GTN, that could be registration enabling, in 2016. The FDA has granted approval for drugs in soft tissue sarcoma based on progression-free survival, or the time a patient lived without the cancer progressing, rather than overall survival. A progression-free survival primary endpoint can be achieved sooner than an overall survival endpoint, thereby reducing the time to complete clinical trials and submit applications for regulatory approval. In the case of GTN, response can be reliably assessed by serum β‐hCG, a known and reliable marker of disease burden, and we expect that regulatory approval would be based on overall response rate in a single arm trial.

•

Focus the second tier of clinical development of TRC105 on oncology indications that have potential reduced time to regulatory approval.  We plan to continue ongoing Phase 2 development of TRC105 in combination with approved VEGF inhibitors in the oncology indications of soft tissue sarcoma, renal cell carcinoma, glioblastoma, and hepatocellular carcinoma, each of which is associated with reduced time to achieve the endpoints necessary for regulatory approval, with the goal of enabling one or more Phase 3 clinical trials in these indications. The FDA has granted approval for drugs in soft tissue sarcoma and renal cell carcinoma based on a primary endpoint of progression-free survival, rather than overall survival. Although the endpoint for approval for glioblastoma and hepatocellular carcinoma is overall survival, this endpoint is typically reached sooner for glioblastoma and hepatocellular carcinoma than for many other solid tumors.

•

Focus the third tier of clinical development of TRC105 on large market oncology indications.  To maximize the commercial opportunity of TRC105, we intend to continue developing TRC105 in additional oncology indications with large patient populations. We plan to initiate dosing in a Phase 1 trial of TRC105 in combination with chemotherapy and Avastin in lung cancer, and in a Phase 1/2 trial of TRC105 with Afinitor (everolimus) and Femara (letrozole) in breast cancer in the first half of 2016. We expect top-line data in these large indications in 2017 that, if positive, would enable further development.

•

Continue to leverage our collaborative relationship with NCI to accelerate and broaden development of TRC105 and TRC102.  Our collaboration with NCI allows us to pursue more indications with our assets than we would otherwise be able to pursue on our own. We anticipate that NCI will complete ongoing Phase 2 clinical trials of TRC105 and TRC102 and may initiate other Phase 2 clinical trials in addition to the Phase 2 clinical trials of TRC105 that we are sponsoring. If merited by Phase 2 data, we expect to fund initial Phase 3 clinical trials of TRC105 and TRC102 and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI will sponsor Phase 3 clinical trials in additional indications.

•

Support Santen during preclinical and clinical development to advance DE-122 in wet AMD.  We are using our expertise in the development of endoglin antibodies to assist Santen in the development of DE-122. Santen filed an IND in June 2015 for the development of DE-122 and began recruiting wet AMD patients into a Phase 1 trial of DE-122 in 2015.

•

Continue preclinical studies of TRC205 in fibrotic diseases.  TRC205, a humanized and deimmunized endoglin antibody, is our lead product candidate for the treatment of fibrotic diseases, including NASH and IPF, each of which presents a large commercial opportunity. We expect to complete testing of TRC205 in preclinical fibrosis models, including a preclinical model of NASH, in 2016. Positive preclinical data may allow for IND enabling manufacturing activities and additional preclinical studies to begin in 2016 either alone or through a corporate partnership.

•

Leverage internal capabilities to advance other programs efficiently and cost effectively through clinical development.  We have assembled a management team that has contributed to the approval of seven therapeutics, including VEGF inhibitors in cancer and in wet AMD, and that has core competencies relating to clinical operations and regulatory affairs. We expect to continue to benefit from these capabilities through the development of additional early and mid-stage product candidates, both from internal programs and potential in-licensed programs.

Rationale for Developing Endoglin Antibodies to Treat Cancer, Wet AMD and Fibrotic Diseases

We focus on developing antibodies that target the endoglin receptor. Endoglin is a protein that is overexpressed on endothelial cells, the cells that line the interior surface of blood vessels, when they experience hypoxia, which is a condition characterized by inadequate oxygen supply. Endoglin allows endothelial cells to proliferate in a hypoxic environment and is required for angiogenesis. These properties render endoglin an attractive target for the treatment of diseases that require angiogenesis, including solid cancers and wet AMD, especially in combination with VEGF inhibitors. Endoglin is also expressed on fibroblasts, the cells that mediate fibrosis, and is a key contributor to the development of fibrosis. Inhibiting endoglin limits transforming growth factor beta, or TGF-β, signaling and production of fibrotic proteins by human cardiac fibroblasts. Endoglin antibodies have inhibited fibrosis in mouse models of cardiac and liver fibrosis.

Inhibiting Angiogenesis to Limit Tumor Growth and Treat Wet AMD

The progressive growth of solid cancers to clinically recognized sizes requires angiogenesis. Similarly, abnormal angiogenesis causes wet AMD. Thus, inhibition of angiogenesis is an effective strategy for the treatment of solid cancer and wet AMD.

Therapies that inhibit angiogenesis are attractive for multiple reasons:

•Except for ovulation and wound healing, angiogenesis in adults is generally not necessary or desirable and otherwise only occurs in connection with an abnormal process such as tumor growth or choroidal neovascularization, the process of angiogenesis that causes wet AMD.

•Treatments that interrupt tumor angiogenesis may inhibit the growth of many solid cancers.

•Angiogenic targets are present either in the plasma or on the surface of endothelial cells, and therefore are readily accessible to antibody treatments, in contrast to targets expressed within tumors that are more difficult for antibodies to access.

•Angiogenic targets on endothelial cells are less prone to genetic mutation than targets expressed by genetically unstable cancer cells. As a result, development of resistance may be lower for agents that target endothelial cell functions than for those targeting cancer cells.

Success and Limitations of VEGF Inhibitors

Several anti-angiogenesis therapies that inhibit the VEGF pathway are currently marketed for the treatment of cancer. The VEGF inhibitor Avastin significantly prolongs overall survival for patients with advanced colorectal cancer and lung cancer when added to chemotherapy regimens. Avastin is also an approved therapy for glioblastoma, renal cell carcinoma, and ovarian cancer. Zaltrap (ziv-aflibercept) and Cyramza (ramucirumab), other large molecule VEGF inhibitors, are approved for the treatment of colorectal cancer and gastric cancer, colorectal cancer and lung cancer, respectively, and orally available small molecule VEGF inhibitors, including Sutent (sunitinib malate), Nexavar, Votrient, Stivarga, Cometriq (cabozantinib), Lenvima (lenvatinib) and Inlyta, have been shown to prolong survival in patients with metastatic soft tissue sarcoma, renal cell carcinoma, hepatocellular carcinoma, neuroendocrine cancer, thyroid cancer, and colorectal cancer. Despite the clinical and commercial success of anti-angiogenesis agents that primarily target the VEGF pathway, nearly all cancer patients develop resistance to this class of treatment and many do not respond at the onset. According to current research, resistance to anti-angiogenic agents occurs through the emergence of escape pathways rather than by acquired mutations to the VEGF receptor or its ligand. We believe that the endoglin pathway serves as the dominant escape pathway that allows continued angiogenesis despite inhibition of the VEGF pathway. Specifically, inhibition of the VEGF pathway causes hypoxia, which in turn increases endoglin expression, allowing continued angiogenesis through the endoglin pathway despite inhibition of the VEGF pathway.

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

Inhibition and proliferation of endothelial cells through the endoglin pathway

Targeted inactivation of endoglin results in defective vascular development. In a preclinical study, mice embryos lacking endoglin died from the absence of angiogenesis by day 11.5. The figure below depicts endoglin immunostains of mice embryos at day 8.5. The mouse embryo on the upper left is a normal mouse embryo, with endoglin expression indicated by black staining. The mouse embryo on the upper right had both copies of the endoglin gene inactivated, and a lack of endoglin expression is indicated by the absence of black staining. Photomicrographs of the mice embryos at day 10.5 show developed vasculature in normal mice (bottom left) and pockets of red blood cells without discernible vessels in endoglin-deficient mice (bottom right).

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

Endoglin is highly overexpressed on the membrane of proliferating endothelial cells in tumor vessels. A high level of endoglin expression has been associated with poor prognosis in patients with substantially all solid tumor types, including the following:

Colorectal cancer Endometrial cancer Esophageal cancer Gastric cancer Glioblastoma Head and neck cancer	Lung cancer Ovarian cancer Prostate cancer Renal cell carcinoma Soft tissue sarcoma

•Breast cancer • Colorectal cancer • Endometrial cancer • Esophageal cancer • Gastric cancer • Glioblastoma • Head and neck cancer	• Hepatocellular carcinoma • Lung cancer • Ovarian cancer • Prostate cancer • Renal cell carcinoma • Soft tissue sarcoma

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

BMP has been identified as a key endoglin ligand that binds to the endoglin receptor to promote angiogenesis. Therefore, it is a rational drug development strategy to target the receptor with an antibody that binds more tightly to endoglin at the BMP binding site than BMP itself, thereby preventing BMP from activating endothelial cells. TRC105 is a novel human chimeric immunoglobulin G subclass 1 antibody, or IgG1, that binds to endoglin with high affinity and inhibits BMP binding to endoglin, thereby inhibiting endothelial cell activation. As expected, studies have shown that endoglin antibodies that do not bind at the BMP binding site do not inhibit angiogenesis in preclinical models.

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

There are several FDA-approved anti-angiogenesis drugs that inhibit the VEGF pathway, with over $10.0 billion in reported aggregate worldwide sales in oncology in 2015. VEGF inhibitors are approved in the following oncology indications, among others:

•Soft Tissue Sarcoma, including angiosarcoma.  The American Cancer Society, or the ACS, estimates there were approximately 12,000 new cases of soft tissue sarcoma in the United States in 2015 with more than 4,800 deaths. Localized tumors are curable, but patients with metastatic disease have a median survival of approximately 12 months following diagnosis. Standard systemic chemotherapy regimens are poorly tolerated and of limited usefulness with response rates of approximately 20% to 30%. Votrient, a small molecule VEGF inhibitor, was approved in the United States for the second line treatment of soft tissue sarcoma in 2013. Votrient is also approved for angiosarcoma where there are an estimated 400 cases annually in the United States.

•Renal Cell Carcinoma.  The ACS estimates there were 61,560 new cases of renal cell carcinoma in the United States in 2015 with 14,080 deaths. Sutent, Nexavar and Votrient are small molecule VEGF inhibitors approved as single agents for the first line treatment of advanced or metastatic renal cell carcinoma, Inlyta is a small molecule VEGF inhibitor approved for second line treatment, and Avastin is approved with interferon. Inlyta was approved in 2012 for the treatment of renal cell carcinoma, with reported global sales of $430 million in 2015, compared to $410 million in 2014.

•Glioblastoma.  Glioblastoma represents one of the highest unmet needs in oncology. Glioblastoma is the most common and most lethal malignant brain cancer in adults. The Central Brain Tumor Registry of the United States estimates that there are about 12,000 new cases diagnosed each year in the United States. The median survival following diagnosis is reported to be approximately 14 months. Avastin has been approved in the United States for the second line treatment of glioblastoma following cancer progression on prior therapy.

•Hepatocellular Carcinoma.  The ACS estimates there were 35,660 new cases of hepatocellular carcinoma in the United States in 2015 with 24,550 deaths. The only drug approved in the United States for the first line treatment of hepatocellular carcinoma is the VEGF inhibitor Nexavar. In 2014, reported global sales of Nexavar were $1.0 billion worldwide.

•Colorectal Cancer.  The ACS estimates there were 132,700 new cases of colon cancer or rectal cancer in the United States in 2015 with 49,700 deaths. Avastin is approved with chemotherapy for the first and second line treatment of patients with metastatic colorectal cancer, Cyramza is approved with chemotherapy for second line treatment of patients with metastatic colorectal cancer, and Zaltrap is approved with chemotherapy for the second line treatment of patients with metastatic colorectal cancer.  Stivarga is approved following prior treatment with chemotherapy and VEGF inhibitors.

•Non-Small Cell Lung Cancer.  The ACS estimates there were 221,200 new cases of lung cancer in the United States in 2015 with 158,040 deaths. Avastin is approved for the first line treatment of patients with locally advanced, recurrent, or metastatic non-squamous non-small cell lung cancer, in combination with chemotherapy and Cyramza is approved for the first line treatment of patients with metastatic non-small cell lung cancer.

VEGF inhibitors are also used off-label in other indications, including GTN. GTN is a form of GTD, a group of rare diseases that originate in the placenta and have the potential to locally invade the uterus and metastasize. The pathogenesis of GTD is unique because the maternal tumor arises from gestational rather than maternal tissue. The major histologic entities for this disease include complete molar pregnancy, partial molar pregnancy, invasive mole, and choriocarcinoma. The term gestational trophoblastic neoplasia (GTN) is used when molar and non-molar pregnancies become malignant, and comprise the morphologic entities of invasive mole and choriocarcinoma. Choriocarcinoma metastasizes hematogenously and can follow any type of pregnancy, but most commonly develops after complete hydatidiform mole. The reported incidence of GTD in the United States is about 110 to 120 per 100,000 pregnancies. The reported incidence of choriocarcinoma, the most aggressive form of GTD, in the United States is about 2 to 7 per 100,000 pregnancies.

TRC105 Development in Oncology

Clinical Development Overview

TRC105 is our investigational novel human chimeric IgG1 monoclonal antibody that is currently being dosed weekly or every two weeks by intravenous, or IV, infusion. Commercialized chimeric antibodies include Rituxan (rituximab), Erbitux (cetuximab) and Adcetris (brentuximab vedotin), which collectively had reported global sales of over $8.0 billion in 2015. TRC105 is in five ongoing clinical trials in combination with VEGF inhibitors and has been studied in nine completed clinical trials as a single agent or with VEGF inhibitors.

The following table summarizes certain key information regarding our clinical trials of TRC105 in cancer patients:

Ongoing Clinical Trials of TRC105

			Companion	Design
Phase	Indication	Sponsor	Treatment	(Number of Patients)
2*	Soft tissue sarcoma	TRACON	Votrient	Single arm (94)
2*	Clear cell renal cell carcinoma	TRACON	Inlyta	Randomized (168)
2*	Glioblastoma	NCI	Avastin	Randomized (98)
2*	Hepatocellular carcinoma	NCI	Nexavar	Dose escalation portion and single arm portion (42) total
2	Choriocarcinoma	TRACON	Avastin	Single patient (2)

Open Clinical Trials of TRC105 That Have Not Yet Dosed

			Companion	Design
Phase	Indication	Sponsor	Treatment	(Number of Patients)
1/2	Breast cancer	UAB	Afinitor and Femara	Dose escalation portion and single arm portion (38) total
1/2	Hepatocellular carcinoma	TRACON	Nexavar	Dose escalation portion and single arm portion (39) total
1	Lung cancer	TRACON	Taxol, Carboplatin and Avastin	Dose escalation (18)

Planned Clinical Trials of TRC105

			Companion	Design
Phase	Indication	Sponsor	Treatment	(Number of Patients)
2	GTN	TRACON	Avastin	Single Arm (30)
3	Angiosarcoma	TRACON	Votrient	Randomized (140)

Completed Clinical Trials of TRC105

			Companion	Design
Phase	Indication	Sponsor	Treatment	(Number of Patients)
1	Solid tumors	TRACON	None	Dose escalation (50)
1/2	Solid tumors	TRACON	Avastin	Dose escalation portion and single arm portion (38) total
2	Glioblastoma	TRACON	Avastin	Single arm (22)
1	Breast cancer	TRACON	Xeloda	Dose escalation (19)
1	Prostate cancer	NCI	None	Dose escalation (21)
2	Bladder cancer	NCI	None	Single arm (13)
2	Hepatocellular carcinoma	NCI	None	Single arm (11)
2	Ovarian cancer	TRACON	None	Single arm (23)
2	Renal cell carcinoma (all histologies)	NCI	Avastin	Randomized (62)**

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

The collective clinical data support the development of TRC105 in combination with VEGF inhibitors rather than development as a single agent. Initially, TRC105 was studied in the last line treatment setting, where patients tend to be resistant to additional treatments, but ongoing development focuses on the treatment of cancer patients with TRC105 and VEGF inhibitors in the first and second line treatment settings, where increased susceptibility to anti-angiogenic treatment is expected.

Clinical trials of TRC105 as a single agent in patients whose cancer had progressed on multiple prior therapies indicated limited single agent activity in treatment-resistant patients with prostate cancer, metastatic bladder cancer, advanced or metastatic hepatocellular carcinoma, glioblastoma and ovarian cancer. However, single agent activity, as evidenced by progression-free survival greater than 18 months or partial response, was achieved in individual treatment-resistant patients with soft tissue sarcoma, hepatocellular carcinoma and prostate cancer. Additionally, TRC105 may be more effective as a single agent in tumor types known to overexpress endoglin.

Ongoing Phase 2 clinical trials are assessing the activity of TRC105 with a particular VEGF inhibitor in patients who have not previously been treated with that particular VEGF inhibitor. In general, it is expected to be more difficult to resensitize a patient whose cancer has already progressed on a prior VEGF inhibitor than it is to prevent resistance in a patient who has not previously been treated with that VEGF inhibitor. In addition, cancer progresses rapidly in some patients following treatment with a VEGF inhibitor, to the point that these patients are unavailable for subsequent therapy. Thus, we believe the greatest potential for TRC105 will be in combination with VEGF inhibitors prior to the development of resistance to the companion VEGF inhibitor.

Ongoing Clinical Trials of TRC105

Phase 2 Clinical Trial of TRC105 with Inlyta in Patients with Clear Cell Renal Cell Carcinoma

We are conducting a two-part Phase 2 clinical trial of TRC105 in combination with Inlyta, an approved VEGF inhibitor, in patients with advanced or metastatic renal cell carcinoma. We have completed enrollment of Part 1 of the trial, which is being conducted at five sites in the United States and enrolled 18 patients. Three patients were initially enrolled at an 8 mg/kg TRC105 dose level and three patients were initially enrolled at a 10 mg/kg TRC105 dose level to demonstrate that the recommended single agent dose of TRC105 of 10 mg/kg given weekly was well tolerated when administered with the approved single agent dose of Inlyta. Twelve additional patients were then enrolled at the

10 mg/kg TRC105 dose level with the approved single agent dose of Inlyta. Part 1 of the trial has also been amended to enroll additional patients who will be dosed with TRC105 every two weeks.

We believe that data from Part 1 that were presented at the Kidney Cancer Association annual meeting in November 2015 are encouraging. Based on a Phase 3 trial of Inlyta, the expected median progression-free survival of patients with clear cell renal cell carcinoma treated with Inlyta who have progressed following treatment with only one prior inhibitor of the VEGF pathway is 4.8 months. The overall final progression-free survival of patients enrolled in Part 1 of our trial of TRC105 with Inlyta, all of whom failed at least one prior inhibitor of the VEGF pathway, was 8.4 months, and in patients with clear cell renal cell carcinoma, was 9.6 months by Kaplan Meier lifetable analysis. The best overall response among the 17 patients who were followed for at least two months in Part 1 of the trial is described below. Percentage decreases in tumor size are reported relative to the baseline measurement at the beginning of the study.

•Five patients had tumor reductions that qualified as partial responses according to RECIST 1.1. All patients had cancer progression following previous treatment with at least one small molecule VEGF inhibitor and four patients were treated in the fourth line setting. Two patients also progressed following treatment with Opdivo (nivolumab), an antibody directed at the programmed cell death 1 receptor (PD-1). One of these patients, whose previous best response was stable disease with the VEGF inhibitor Votrient, following which cancer progression was documented, and also had cancer progression on interleukin-2 and Opdivo, remained on trial for 14 months with a partial response as assessed by RECIST 1.1. The second patient, whose previous best response was stable disease with the VEGF inhibitor Sutent, then demonstrated cancer progression after three months of treatment with Votrient as well as cancer progression on Opdivo, remained on trial for 11 months with a partial response as assessed by RECIST 1.1. The third patient, whose previous best response was stable disease with the VEGF inhibitor Sutent, following which cancer progression was documented, and who also progressed following treatment with Afinitor, a drug approved for the treatment of renal cell carcinoma that inhibits a metabolic pathway, remained on trial for 17 months with a partial response as assessed by RECIST 1.1. The fourth patient, whose previous best response was stable disease with the VEGF inhibitor Sutent, following which cancer progression was documented, remained on trial for 11 months with a partial response as assessed by RECIST 1.1. The fifth patient, whose previous best response was stable disease with the VEGF inhibitor Sutent, who also was treated with the VEGF inhibitor Votrient, following which cancer progression was documented, remained on trial for ten months with a partial response as assessed by RECIST 1.1.

•Ten patients had tumor reductions that qualified as partial responses as assessed by the Choi criteria including the five patients with partial responses as assessed by RECIST 1.1. Choi criteria are response criteria developed at the University of Texas MD Anderson Cancer Center to evaluate the activity of angiogenesis inhibitors. Choi criteria have been shown to correlate more strongly with progression-free survival and overall survival than RECIST 1.1 in several clinical trials of angiogenesis inhibitors. Progression-free survival is the anticipated endpoint for Phase 3 clinical trials in patients with soft tissue sarcoma and renal cell carcinoma. All patients enrolled in the trial had cancer progression following prior treatment with at least one small molecule VEGF inhibitor.

•Three patients had stable disease.

•Four patients had radiographic or clinical cancer progression within two months following initiation of treatment.

•Improved anti-tumor activity was noted in patients with clear cell renal cell carcinoma, the most common type of renal cell carcinoma, which is noted to be more responsive to treatment with angiogenesis inhibitors. Eight of 12 patients (67%) with clear cell histology demonstrated partial responses as assessed by Choi criteria, including four partial responses (33%) as assessed by RECIST 1.1.  Progression-free survival was also longer in patients with clear cell renal cell carcinoma (9.6 months).

The best response by maximum percent change decrease in tumor lesion size of each of 17 patients enrolled in the trial with measureable disease who underwent efficacy assessment is noted in the figure below.

Maximum percentage change in target lesion size in renal cell carcinoma patients treated with TRC105 and Inlyta

Based on the tolerability and anti-tumor activity observed in Part 1 of the trial, Part 2 of the trial began enrollment in November 2014 and is expected to enroll 150 advanced clear cell renal cell carcinoma patients at approximately 30 sites in the United States and Europe to compare TRC105 in combination with Inlyta to Inlyta alone. Enrollment is expected to be completed in 2016. The patients are randomly allocated in equal numbers to the two treatment arms, and the primary endpoint of Part 2 of the trial is progression-free survival as assessed by RECIST 1.1. If successful, Part 2 of the trial may support initiation of a Phase 3 clinical trial.

Phase 2 Clinical Trial of TRC105 with Votrient in Patients with Soft Tissue Sarcoma

We are conducting a two-part Phase 2 clinical trial of TRC105 in combination with Votrient, an approved VEGF inhibitor, in patients with soft tissue sarcoma. Part 1 of the trial completed enrollment of 18 evaluable patients. Three patients were initially enrolled at an 8 mg/kg TRC105 dose level and three patients were initially enrolled at a 10 mg/kg TRC105 dose level to demonstrate that the recommended single agent dose of TRC105 of 10 mg/kg was well tolerated with the approved single agent dose of Votrient. Dose limiting toxicity was not observed and a total of 15 patients were enrolled at the 10 mg/kg dose level. The most common adverse events were generally low grade and included epistaxis, gingival bleeding, headache, anemia and fatigue. Adverse events characteristic of each individual drug were not increased in frequency or severity when the two drugs were administrated concurrently. TRC105 and Votrient demonstrated encouraging preliminary signs of activity in a highly pretreated population, including partial responses by Choi criteria in six of 18 (33%) patients, including a complete response by RECIST 1.1 that was ongoing at 75 weeks of treatment in a patient with cutaneous angiosarcoma.

The best response by maximum percent change decrease in tumor lesion size of each of 18 patients enrolled in Part 1 of the trial with measureable disease who underwent efficacy assessment is noted in the figure below.

Maximum percentage change in target lesion size in soft tissue sarcoma patients treated with TRC105 and Votrient

Based on the tolerability and anti-tumor activity observed to date, Part 2 of the trial began enrollment in September 2014. Part 2 of the trial completed accrual of the planned 63 patients at eight sites in the United States in November 2015, and top-line data indicate that median PFS unstratified by histology or tumor endoglin expression (3.9 months) is similar to the PFS expected for Votrient alone, based on data from the Votrient PALETTE Phase 3 trial in soft tissue sarcoma. We expect to report data on the primary endpoint of median PFS stratified by sarcoma histology, including in patients with angiosarcoma, and stratified by tumor endoglin expression, at a major cancer conference in the first half of 2016. All five patients with angiosarcoma, a sarcoma subtype that highly expresses endoglin, enrolled in the trial had reductions in tumor burden, the median PFS to date for these five patients is at least 9.3 months, and two of these five patients have durable complete responses to treatment by RECIST 1.1 that are ongoing at 45 and 75 weeks of treatment. An additional ongoing complete response at 51 weeks of treatment was seen in a patient with undifferentiated pleomorphic sarcoma, a sarcoma subtype known to highly express endoglin in certain cases. For comparison, there were no complete responses in sarcoma patients treated with Votrient (n=246) in the Votrient PALETTE Phase 3 trial. The Phase 2 study of TRC105 and Votrient was amended to enroll an additional cohort of 13 patients with angiosarcoma, as well as additional patients who will be dosed with TRC105 every two weeks, both of which are enrolling at this time.

Phase 2 Randomized Clinical Trial of TRC105 with Avastin in Patients with Glioblastoma

NCI is sponsoring a two-part Phase 2 clinical trial in patients with glioblastoma that includes more than 50 sites in the United States. Part 1 of the trial was a dose escalation study of TRC105 in combination with Avastin in 12 patients and completed enrollment in January 2014. In Part 2 of the trial, approximately 86 glioblastoma patients who have received chemotherapy or radiation therapy and have not been treated previously with Avastin or another VEGF inhibitor have been randomized in equal proportions to receive TRC105 and Avastin or Avastin alone. Enrollment into Part 2 of the trial began in the third quarter of 2014. The primary endpoint is progression-free survival, and we expect that NCI will have topline data by late 2016.

Phase 2 Clinical Trial of TRC105 with Nexavar in Patients with Hepatocellular Carcinoma

NCI is conducting a two-part Phase 2 clinical trial of TRC105 in combination with Nexavar, an approved VEGF inhibitor, in up to 42 patients with hepatocellular carcinoma. Part 1 of the trial was completed following the enrollment of 20 patients with hepatocellular carcinoma, 15 of which were evaluable by RECIST 1.1, and Part 2 of the trial was initiated in the third quarter of 2014 and is expected to enroll up to 23 patients. Part 1 of the trial was designed as an ascending dose trial with an expansion stage with the primary endpoint of evaluating the safety and tolerability of 3, 6, 10 and 15 mg/kg TRC105 every two weeks in combination with the approved dose of Nexavar to select a dose level of TRC105 (in combination with Nexavar) for further study if merited. Data reported at the ASCO annual meeting in June 2015 indicated that TRC105 was well tolerated at all doses tested (3, 6, 10 and 15 mg/kg) in combination with approved doses of Nexavar. As shown in the figure below, anti-tumor activity was noted, including reductions in tumor burden in the majority of treated patients, and partial response by RECIST 1.1 in four of the ten patients (40%) with measurable disease treated at recommended Phase 2 doses of TRC105 (10 mg/kg or 15 mg/kg dosed once every two weeks). This response rate exceeded the response rate reported for Nexavar in its pivotal Phase 3 trial of 2%, as assessed by RECIST 1.1. The primary endpoint of Part 2 of the trial is overall response rate as assessed by RECIST 1.1.

Maximum percentage change in target lesion size in

hepatocellular carcinoma patients treated with TRC105 and Nexavar

Phase 2 Clinical Trials of TRC105 with Avastin in Single Patients with Metastatic Choriocarcinoma

We are conducting a single patient Phase 2 clinical trial of TRC105 in combination with Avastin in a woman with choriocarcinoma, a form of GTN. Choriocarcinoma is a rare tumor of reproductive tissue that is typically vascular and may highly express endoglin on the tumor tissue. Data was reported at the 18th World Congress on Gestational Trophoblastic Diseases in September 2015 in the patient who had persistent and unresectable metastatic choriocarcinoma that had recurred despite five prior chemotherapy regimens and autologous stem cell transplant. The patient was treated with TRC105 dosed 10 mg/kg weekly in combination with Avastin dosed 10 mg/kg every other week. At the time of the presentation, the patient had completed 7 cycles (28 weeks) of treatment. Beta human chorionic gonadotropin (β‐hCG), a known and reliable marker of disease burden in choriocarcinoma, normalized during the fourth cycle of treatment, indicating a durable complete response that is ongoing at month 12 of treatment. A second patient also with refractory and unresectable metastatic choriocarcinoma was treated with TRC105 and Avastin and did not respond to treatment.

Open Clinical Trials of TRC105 That Have Not Yet Dosed

Phase 2 Clinical Trial of TRC105 with Afinitor and Femara in Postmenopausal Women with Newly Diagnosed Local or Locally Advanced Potentially Resectable Hormone-Receptor Positive and Her-2 Negative Breast Cancer

We plan to initiate dosing in a two-part Phase 2 clinical trial of TRC105 as a neoadjuvant in combination with Afinitor and Femara, each of which is approved for the treatment of breast cancer in a study sponsored by the University of Alabama, Birmingham Cancer Center, or UAB. The trial is expected to enroll patients with locally advanced breast cancer who will receive TRC105 in combination with Afinitor and Femara prior to surgical removal of the tumor. Part 1 of the trial is expected to enroll up to 18 patients to determine whether the recommended Phase 2 dose of TRC105 of 10 mg/kg given weekly can be administered safely concurrently with Afinitor and Femara and assess pharmacokinetic parameters. Part 2 of the trial is expected to enroll up to 20 patients with locally advanced potentially resectable hormone-receptor positive and Her-2 negative breast cancer to determine the pathologic complete response rate and downstaging rate, or rate of tumor size reduction, at the time of surgery.

Phase 2 Clinical Trial of TRC105 with Nexavar in Patients with Hepatocellular Carcinoma

We plan to initiate dosing in a two-part Phase 2 clinical trial of TRC105 in combination with Nexavar, which is approved for the treatment of hepatocellular carcinoma, in patients with advanced or metastatic hepatocellular carcinoma. Prior completed clinical trials indicated that 20 mg/kg of TRC105 given every two weeks is well tolerated when given as a single agent and 15 mg/kg of TRC105 given every two weeks was well tolerated in combination with approved doses of Nexavar. Part 1 of the trial will determine whether the recommended Phase 2 dose of TRC105 of 15 mg/kg and 20 mg/kg given every two weeks can be administered safely concurrently with Nexavar. Part 2 of the trial is expected to enroll up to 21 patients with advanced or metastatic hepatocellular carcinoma to determine the overall response rate, progression-free survival and overall survival following treatment with the recommended Phase 2 dose of TRC105 determined from Part 1 of the trial given concurrently with Nexavar.

Phase 1 Clinical Trial of TRC105 with Taxol, carboplatin and Avastin in Patients with Lung Cancer

We plan to initiate dosing in a Phase 1 clinical trial of TRC105 in combination with Taxol, carboplatin and Avastin for the initial treatment of advanced or metastatic non-squamous non-small cell lung cancer. The combination of Taxol, carboplatin and Avastin is approved for the initial treatment of advanced or metastatic non-squamous non-small cell lung cancer, and the combination of Taxol and Avastin is approved for the treatment of ovarian cancer. Prior completed trials indicated the recommended Phase 2 dose of 10 mg/kg of TRC105 was well tolerated with Avastin. The primary endpoint of the trial is to determine whether the recommended Phase 2 dose of TRC105 of 10 mg/kg can be administered safely concurrently with Taxol, carboplatin and Avastin. Up to 18 patients are expected to be treated with the recommended Phase 2 dose of TRC105 of 10 mg/kg given concurrently with Taxol, carboplatin and Avastin. Secondary endpoints include pharmacokinetics, overall response rate by RECIST 1.1, progression-free survival and overall survival.

Planned Clinical Trials of TRC105

Phase 2 Clinical Trial of TRC105 with or without Avastin in Patients with GTN, including choricarcinoma

We plan to initiate a Phase 2 multicenter international clinical trial that employs a sequential treatment design in the first half of 2016, whereby patients will receive initially TRC105 as a single agent, and will also have the opportunity to receive TRC105 in combination with Avastin after demonstrating lack of response to single agent Avastin. The trial is expected to enroll up to 30 patients with GTN, including choriocarcinoma, placental site trophoblastic tumor (PSTT) and epithelioid trophoblastic tumor (ETT). Patients will be enrolled who are refractory to at least one prior multiagent chemotherapeutic regimen and the primary endpoint will be overall response rate as assessed by β-hCG for choriocarcinoma and by a combination of β-hCG and RECIST 1.1 for PSTT and ETT. The primary endpoint is expected to be an overall response rate. We expect that positive data from this trial could be registration enabling.

Phase 3 Clinical Trial of TRC105 with Votreint in Patients with Angiosarcoma

Based on the activity seen in patients with angiosarcoma and data indicating high tumor endoglin expression in the majority of cases of angiosarcoma, we expect to initiate a Phase 3 trial in the second half of 2016 of approximately 140 angiosarcoma patients at approximately 30 sites in the United States and Europe to compare TRC105 in combination with Votrient to Votrient alone. The patients are expected to be randomly allocated in equal numbers to the two treatment arms, and the primary endpoint of the trial is expected to be progression-free survival as assessed by RECIST 1.1. We expect that positive data from this trial could be registration enabling. If data from the current ongoing Phase 2 clinical trial in soft tissue sarcoma indicate tumor endoglin expression is predictive of TRC105 activity, a separate Phase 3 clinical trial in soft tissue sarcoma, other than angiosarcoma, may incorporate a biomarker strategy to use tumor endoglin expression as a basis for enrollment of more responsive patients into the trial.

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

Phase 1/2 Clinical Trial of TRC105 with Avastin in Patients with Advanced and Treatment-Resistant Cancer

We completed a Phase 1/2 ascending dose trial evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and anti-tumor activity of TRC105 in combination with an approved dose of Avastin in patients with advanced and treatment-resistant solid tumors. The primary endpoint of the trial was to determine the recommended dose of TRC105 to be used in combination with Avastin for Phase 2 clinical trials and assess overall safety and tolerability of the combination. Secondary endpoints included analysis of TRC105 distribution in the blood, assessment of whether antibodies were made in response to treatment with TRC105 and assessment of preliminary evidence of improved anti-tumor activity when TRC105 was combined with Avastin. Given the limited number of patients in this clinical trial, no statistical analyses were performed. Thirty-eight patients primarily with colorectal and ovarian cancer were treated with escalating doses of TRC105 until cancer progression or unacceptable toxicity was reached using a standard dose escalation design at dose levels of 3, 6, 8 and 10 mg/kg given weekly, in combination with an approved dose of Avastin. TRC105 and Avastin were generally well tolerated when dosed together at their recommended single agent doses (10 mg/kg each) when the initial dose of TRC105 was delayed by one week and divided over two days to reduce the frequency and severity of headache. The concurrent administration of Avastin and TRC105 did not otherwise appear to increase the frequency or severity of known toxicities of TRC105 or Avastin. Pharmacokinetic studies indicated that treatment with Avastin increased endoglin expression on endothelium, a finding that was consistent with preclinical studies indicating endoglin may allow continued angiogenesis despite inhibition of the VEGF pathway. This finding provides support for targeting angiogenesis with endoglin antibodies in combination with VEGF inhibitors. Pharmacokinetic studies also indicated that serum levels of TRC105 were continuously present at concentrations above levels needed to inhibit endoglin function. Antibodies to TRC105 were detected in two patients and were not associated with clinical effects. Biomarker studies indicated increased blood levels of platelet-derived growth factor, or PDGF, a soluble protein that plays a significant role in angiogenesis, in patients treated with TRC105 in combination with Avastin. Several patients, including patients with colorectal cancer and ovarian cancer whose cancer had previously progressed on Avastin or small molecule VEGF inhibitors, experienced responses, including ten partial responses as assessed by Choi criteria, two of which were also partial responses as assessed by RECIST 1.1.

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

Summary of patients with durable responses

				Duration of
				Last Prior
				VEGF	Duration of
		Number		Inhibitor	TRC105 +
	Primary	of Prior	Last Prior	Containing	Avastin
Patient	Site of	Cancer	VEGF Inhibitor	Treatment	Treatment
Demographic	Disease	Regimens	Containing Treatment	(days)	(days)
56-year-old woman	Ovarian	8	pegylated liposomal doxorubicin + Avastin	126	162
71-year-old woman	Ovarian	5	investigational treatment with small molecule VEGF inhibitor	141	218
66-year-old woman	Colorectal	7	Erbitux -cetuximab + Avastin	31	162
81-year-old woman	Ovarian	6	Topotecan + Avastin	71	224
53-year-old man	Colorectal	2	5-fluorouracil + irinotecan + leucovorin + Avastin	33	861
55-year-old man	Colorectal	3	5-fluorouracil + irinotecan + leucovorin + Avastin	146	164

These collective data demonstrate that TRC105 is active with Avastin based on decreases of tumor size and durability of treatment in patients whose cancer progressed on prior treatment with Avastin or other VEGF inhibitors.

Phase 2 Clinical Trial of TRC105 as a Single Agent or Combined with Avastin in Patients with Glioblastoma that Progressed on Prior Avastin Treatment

We completed a Phase 2 clinical trial evaluating the safety, tolerability, and anti-tumor activity of TRC105 in combination with Avastin in patients with glioblastoma that progressed on prior initial treatment with combined chemotherapy and radiation therapy and subsequent treatment with Avastin. The primary endpoint of the trial was to determine median overall survival, and secondary endpoints included assessment of tolerability and determination of response rate and time to tumor progression. After an initial portion of the trial assessing the safety of TRC105 as a single agent, 16 patients were treated with TRC105 at 10 mg/kg given weekly with Avastin at 10 mg/kg given every two weeks until cancer progression or unacceptable toxicity was reached. The concurrent administration of TRC105 and Avastin did not appear to increase the frequency or severity of known toxicities of TRC105 or Avastin. Overall survival in the 16 patients treated with TRC105 and Avastin was 5.7 months, which was statistically longer than the overall survival of 4 month expected in this population specified in the protocol based on historical data. The majority of patients with Avastin-resistant glioblastoma who enrolled in the trial had cancer progression in fewer than four months on prior Avastin treatment, and median progression-free survival was two months following treatment with TRC105 and Avastin. No patient demonstrated an objective response. Future clinical trials will focus on enrolling patients with glioblastoma prior to Avastin treatment, when they may be more likely to be responsive to angiogenesis inhibition.

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

Phase 2 Randomized Clinical Trial of TRC105 with Avastin in Patients with Renal Cell Carcinoma

NCI completed enrollment of a Phase 2 clinical trial to study the activity of TRC105 in combination with Avastin, compared to treatment with Avastin alone, in patients with renal cell carcinoma that included non-clear histology. The NCI-sponsored trial in renal cell carcinoma included approximately 20 centers in the United States and enrolled patients with all histologic types of renal cell carcinoma who had received as many as four prior systemic therapies, including as many as four prior VEGF inhibitors, and had not been treated with Avastin previously. The trial was designed to randomize 88 total patients in equal proportions to receive TRC105 and Avastin or Avastin alone with the goal of demonstrating a 100% increase in progression-free survival. However, an interim analysis performed in September 2014 concluded that the trial was unlikely to achieve the primary endpoint, and enrollment was closed following the accrual of 62 patients. Data reported at the ASCO annual meeting in June 2015 by the NCI indicated no statistical difference in progression free survival between patients treated with TRC105 and Avastin compared to patients treated with single agent Avastin.

Other Phase 1 and Phase 2 Clinical Trials of TRC105 in Cancer Patients

A Phase 1, single agent, ascending dose clinical trial sponsored by NCI enrolled 21 patients with metastatic and treatment-resistant prostate cancer and results were published in the British Journal of Urology in 2014. The primary endpoint of the trial was to determine the recommended dose of TRC105 to be used in Phase 2 clinical trials and to assess overall safety and tolerability. Secondary endpoints included analysis of TRC105 distribution in the blood, assessment of whether antibodies were made in response to treatment with TRC105 and assessment of preliminary evidence of improved anti-tumor activity. Given the limited number of patients in this clinical trial, no statistical analyses were performed. TRC105 was tolerated at 20 mg/kg every other week with a safety profile distinct from that of VEGF inhibitors. A significant induction of plasma VEGF was associated with CD105 reduction, suggesting anti-angiogenic activity of TRC105. An exploratory analysis showed a tentative correlation between the reduction of CD105 and a decrease in PSA velocity, suggestive of potential activity of TRC105 in the patients with metastatic castrate resistant prostate cancer. The data from this exploratory analysis suggested that rising VEGF level was a possible compensatory mechanism for TRC105-induced anti-angiogenic activity. A Phase 2 clinical trial of TRC105 sponsored by NCI enrolled 13 patients with advanced or metastatic bladder cancer that had progressed on prior treatment with chemotherapy. NCI has not yet reported clinical data for this trial.

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

Safety of TRC105 as a Single Agent and in Combination with Approved VEGF Inhibitors

In clinical trials as of December 31, 2015, TRC105 has been administered to more than 400 patients and was generally well tolerated as a single agent and in combination with VEGF inhibitors. The most commonly reported adverse events related to TRC105 therapy, either alone or in combination, include anemia, dilated small vessels in the skin and mucosal membranes (which may result in nosebleeds and bleeding of the gums), headache, fatigue and gastrointestinal and other symptoms during the initial infusion of TRC105, or infusion reaction. Infusion reactions were reduced in frequency and severity through the use of premedication. The majority of treatment-related adverse events have been mild. Serious adverse events considered related to TRC105 have largely been isolated events.

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

Preclinical Studies

Endoglin Antibodies

A number of preclinical studies have demonstrated the feasibility of using endoglin antibodies, both alone and in combination with VEGF inhibitors, to inhibit angiogenesis and treat tumors. These studies have also indicated that endoglin antibodies and VEGF inhibitors may be more effective when used in combination than when used as single agents.

Endoglin antibodies that bind to mouse endoglin have been shown to be effective anti-tumor agents in mice implanted with mouse tumor cells. An endoglin antibody inhibited tumor growth of mouse liver cancer cells implanted subcutaneously and inhibited angiogenesis, as demonstrated by marked reduction in vascular density of the tumors treated with the endoglin antibody. The figure on the left below shows the tumor progression in three groups of mice implanted with mouse liver cancer cells and then treated with one of endoglin antibody (“Anti-mAb” in the figures below) antibody that did not bind endoglin (“Cont-Ab” in the figures below) or saline vehicle (“Cont-NS” in the figures below). Tumor growth was inhibited following treatment with the endoglin antibody, and the degree of inhibition was statistically significant with a p-value of less than 0.05 at the time points indicated by “a” and with a p-value of less than 0.01 at the time points indicated by “b.” A p-value is the probability that the reported result was achieved purely by chance, such that a p-value of less than or equal to 0.05 or 0.01 means that there is a 5.0% or 1.0% or less probability, respectively, that the difference between the control group and the treatment group is purely due to chance. A p-value of 0.05 or less typically represents a statistically significant result. Furthermore, tumors treated with endoglin antibody contained fewer blood vessels compared with mice treated with antibody that did not bind endoglin or with saline vehicle. As illustrated on the figure on the right below, mice treated with the endoglin antibody also survived significantly longer than animals treated with antibody that did not bind endoglin or saline vehicle.

Anti-tumor activity of endoglin antibody in a mouse model of liver cancer

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

Inhibition of human blood vessel angiogenesis by endoglin antibody in a mouse model of human breast cancer

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

Endoglin Antibody Drug Conjugates

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

Endoglin antibody drug conjugates have been effective anti-tumor agents in preclinical models of human cancer in mice. MJ7/18, an antibody that binds to mouse endoglin, was conjugated to the Nigrin B toxin and dosed to mice bearing genetically identical melanoma tumors. Treatment of tumor-bearing mice with MJ7/18 or Nigrin B alone did not inhibit tumor growth compared to control animals. However, the endoglin antibody drug conjugate, MJ7-Ngb immunotoxin, inhibited tumor growth and caused complete regressions of palpable tumors in several animals. Antibody drug conjugates constructed using our proprietary endoglin antibodies have demonstrated antitumor activity. In the future, we may pursue development of TRC105 as an antibody drug conjugate, which would complement its use as an unconjugated antibody.

Anti-tumor activity of endoglin antibody drug conjugate in a mouse model of melanoma

Translational Preclinical Research

Studies of endoglin biology using choriocarcinoma cell lines indicate that higher levels of endoglin expression are associated with greater degrees of resistance to chemotherapy. Chemotherapy treatment also led to an increase in endoglin expression on choriocarcinoma cell lines. Serum endoglin and BMP levels were higher in pretreatment samples of women who developed GTN that was resistant to chemotherapy, with BMP levels showing a greater ability to predict resistance than the traditional scoring system that is routinely used to assess prognosis in GTN. We plan to assess BMP levels are assessed in patients with GTN and other tumor types as part of ongoing Phase 2 studies to determine if serum levels of this activating endoglin ligand will predict which patients are most responsive to TRC105 treatment.

Role of Endoglin Antibodies in AMD Treatment

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

Currently Available Therapies for Wet AMD

The current standard of care for wet AMD is administration by intraocular injection of VEGF inhibitors as single agents. VEGF inhibitors have been reported to be effective in treating wet AMD because of their ability to inhibit the effects of abnormal angiogenesis that defines CNV. The FDA has approved the VEGF inhibitors Lucentis (ranibizumab), Eylea and Macugen (pegaptanib sodium) for the treatment of wet AMD. Lucentis is an antibody fragment derived from the same full length antibody from which Avastin was derived. In 2015, annual worldwide sales of Lucentis and Eylea for all indications totaled more than $7.0 billion. This sales number does not include Avastin, which is commonly used off-label to treat wet AMD in the United States and, to a lesser extent, in the European Union.

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

As is the case with angiogenesis that drives tumor growth, we believe that the endoglin pathway serves as an escape pathway that allows continued CNV despite inhibition of the VEGF pathway. In addition, the impact of VEGF inhibitors may be limited by the activity of pericytes, which are the cells that cover the outside of blood vessels and support and stabilize newly formed vessels. Pericytes are not targeted by VEGF inhibitor therapies, but because they express endoglin, they are an additional target for endoglin antibodies such as TRC105. These facts provide the rationale for treating wet AMD with a combination of endoglin antibodies and VEGF inhibitors.

TRC105 Development in Wet AMD

Preclinical Studies of TRC105 in Wet AMD

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

DE-122 for Wet AMD

Our endoglin antibodies for ophthalmology indications are being developed in collaboration with Santen. We have produced formulations of TRC105 for development in ophthalmology, and Santen is developing TRC105 under the name DE-122. In June 2015, Santen filed an IND with the FDA for the initiation of clinical studies for DE‐122 in patients with wet AMD and we expect Santen to complete a Phase 1 clinical trial of DE-122 in wet AMD patients in 2016, and that these early clinical trials will include testing of TRC105 in patients receiving treatment with a VEGF inhibitor.

Role of Endoglin Antibodies in Fibrotic Disease Treatment

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

IPF is a disease characterized by progressive fibrosis of the lungs, which leads to their deterioration and destruction. The cause of IPF is unknown. Research suggests that there are between 40,000 and 80,000 diagnosed cases of IPF in the United States, with similar prevalence in the European Union. Esbriet (pirfenidone) is approved for the treatment of mild to moderate IPF in the United States, the European Union and other countries. OFEV (nintedanib) has been approved for the treatment of IPF in the United States and has been submitted for regulatory approval in the European Union

The Role of Endoglin in Fibrosis

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

Cardiac Fibrosis in Wild-Type Mice and Endoglin-Deficient Mice

TRC205 and TRC105 Development in Fibrotic Diseases

We may develop TRC105 in a fibrotic disease. We also are using our knowledge of the endoglin pathway to design and evaluate a fully humanized and deimmunized endoglin antibody called TRC205. We have cloned this antibody and demonstrated high affinity binding to human endoglin. We expect to complete additional preclinical studies of TRC205 in fibrosis, including in models of NASH, in 2016. Positive preclinical data may allow for IND enabling manufacturing activities and preclinical studies to begin in 2016 by TRACON or through a corporate partnership.

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

TRC102 Development in Oncology

TRC102 is being developed to reverse resistance to Temodar, an alkylating chemotherapeutic, as well as to Alimta and Fludara, two antimetabolite chemotherapeutics. We consider it advantageous to combine TRC102 with Alimta because Alimta is already approved in one large market indication (lung cancer) and one orphan drug indication (mesothelioma). Temodar is an approved chemotherapeutic used as a standard of care agent to treat glioblastoma, and Fludara is an approved chemotherapeutic used as a standard of care agent to treat lymphoma and leukemia. In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity, in combination with alkylating and antimetabolite chemotherapy.

TRC102 recently began Phase 2 development through a Phase 2 clinical trial sponsored by the NCI that combines TRC102 with Alimta in patients with mesothelioma, as well as a Phase 2 clinical trial of TRC102 with Temodar in patients with glioblastoma. A Phase 1b trial sponsored by the NCI that combines TRC102 with Alimta and cisplatin in patients with solid tumors has also been initiated, and we expect NCI to initiate a Phase 1 clinical trial of TRC102 with chemotherapy and radiation therapy in lung cancer. If Phase 2 data indicate activity of TRC102 with Temodar, we believe these data would support the initiation of a Phase 3 clinical trial with the goal of approving TRC102 with Temodar for treatment of glioblastoma. If Phase 2 data indicate activity of TRC102 with Alimta or other antimetabolite chemotherapeutics, we believe these data would support the initiation of Phase 3 clinical trials with the goal of approving TRC102 for treatment with Alimta or other approved antimetabolite chemotherapeutics. We expect to fund Phase 3 clinical trials, if merited by Phase 2 data.

We filed an IND for TRC102 in March 2008, Case Western filed an IND for TRC102 in March 2006, and NCI filed an IND for TRC102 in March 2013, all for the treatment of patients with advanced solid tumors. The IND filed by NCI cross references our IND.

Completed Phase 1 Clinical Trials

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

All 28 patients had RECIST 1.1-defined measurable disease, and 25 underwent at least one response assessment. Fifteen patients had a best response of stable disease or better lasting for three or more cycles, including a 61-year-old woman with metastatic salivary gland cancer treated previously with Erbitux, Taxotere (docetaxel) and carboplatin, whose tumor expressed high levels of a marker associated with resistance to Alimta. This patient had a partial response as assessed by RECIST 1.1 and remained in our clinical trial without cancer progression for 14 months. In addition, 14 patients had stable disease for three or more cycles including patients with squamous cell lung cancer (three patients), epithelial ovarian cancer (three patients), colorectal cancer (two patients), non-squamous non-small cell lung cancer (one patient), pancreatic cancer (one patient), prostate cancer (one patient), endometrial cancer (one patient), head and neck cancer (one patient) and breast cancer (one patient). These data were published in Investigational New Drugs in 2012.

Case Western reported data from a trial of intravenous TRC102 given in combination with Fludara in a Phase 1 clinical trial at the ASH annual meeting in December 2014. Five dose levels of TRC102 were studied in 20 patients. The combination of TRC102 at the highest dose level of 120 mg/m2/day was well tolerated with Fludara given at 25 mg/m2/day for five days in recurring 28 day cycles. There were no pharmacologic interactions between the two drugs and TRC102 target concentrations were achieved. Anti-tumor activity, including partial response, was noted in patients with lymphoma and chronic lymphocytic leukemia, including patients treated previously with Fludara.

Case Western reported data from a trial of TRC102 given intravenously in combination with Temodar in a Phase 1 clinical trial at the ASCO annual meeting in June 2015. Seven dose levels were studied in 38 patients. The combination of TRC102 at the highest dose level of 150 mg/m2/day and Temodar at 200 mg/ m2/day for five days was well tolerated. There were no pharmacologic interactions between the two drugs and TRC102 target concentrations were achieved. Anti-tumor activity was noted in patients with ovarian cancer and neuroendocrine tumors.

Ongoing Phase 1 Clinical Trial of TRC102 and Temodar

The NCI reported data from a trial of TRC102 given orally in combination with Temodar in a Phase 1 clinical trial at the AACR annual meeting in April 2015. Dosing of five of eight planned dose levels had been studied in 27 patients, and the combination of TRC102 at 100 mg/day for five days with Temodar at 150 mg/m2/day for five days of recurring 28 day cycles was well tolerated. There were no pharmacologic interactions between the two drugs and TRC102 target concentrations were achieved. Partial response was noted in patients with ovarian cancer and squamous cell lung cancer.

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

Collaboration and License Agreements

License Agreement with Santen

In March 2014, we entered into a license agreement with Santen, under which we granted Santen an exclusive, worldwide license to certain patents, information and know-how related to TRC105, or the TRC105 Technology. Under the agreement, as amended, Santen is permitted to use, develop, manufacture and commercialize TRC105 products for ophthalmology indications, excluding systemic treatment of ocular tumors. Santen also has the right to grant sublicenses to affiliates and third party collaborators, provided such sublicenses are consistent with the terms of our agreement. In the event Santen sublicenses any of its rights under the agreement relating to the TRC105 Technology, Santen will be obligated to pay us a portion of any upfront and certain milestone payments received under such sublicense.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country. As of December 31, 2015, $3.0 million of the development milestones have been achieved and received in accordance with the agreement.

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

License Agreement with Roswell Park Cancer Institute and Health Research Inc.

In November 2005, we entered into a license agreement with Health Research Inc. and Roswell Park Cancer Institute, referred to collectively as RPCI. Under the agreement, as amended, we obtained an exclusive, worldwide license to certain patents and other intellectual property rights controlled by RPCI related to endoglin antibodies, including TRC105, and their therapeutic uses, which we refer to as the RPCI Technology, and a non-exclusive, worldwide license to certain know-how controlled by RPCI related to the RPCI Technology. Under the agreement, we are permitted to use, manufacture, develop and commercialize products utilizing the RPCI Technology in all fields of use. In addition, we are permitted to sublicense our rights under the agreement to third parties.

Under the agreement, we are responsible for development and commercialization activities for products utilizing the RPCI Technology, and we are obligated to use all commercially reasonable efforts to bring a product utilizing the RPCI Technology to market timely and efficiently.

In consideration of the rights granted to us under the agreement, we paid a one-time upfront fee to RPCI. In addition, we may be required to pay up to an aggregate of approximately $6.4 million upon the achievement of certain milestones for products utilizing the RPCI Technology, including TRC105, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. Pursuant to the amendment entered into in November 2009, we may also be required to pay up to an aggregate of approximately $6.4 million upon the achievement of certain milestones for products utilizing a patent owned by us covering humanized endoglin antibodies, including TRC205, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. Upon commercialization, we will be required to pay RPCI mid single-digit royalties based on net sales of products utilizing the RPCI Technology in each calendar quarter, subject to adjustments in certain circumstances. In addition, pursuant to the amendment entered into in November 2009, we will be required to pay RPCI low single-digit royalties based on net sales in each calendar quarter of products utilizing our patent covering humanized endoglin antibodies. Our royalty obligations continue until the expiration of the last valid claim in a patent subject to the agreement, which we expect to occur in 2029, based on the patents currently subject to the agreement.

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

License Agreement with Case Western

In August 2006, we entered into a license agreement with Case Western, under which we obtained an exclusive, worldwide license to certain patents, know-how and other intellectual property controlled by Case Western related to methoxyamine, which we refer to as the TRC102 Technology. Under the agreement, as amended, we have the right to use, manufacture and commercialize products utilizing the TRC102 Technology for all mammalian therapeutic uses, and to sublicense these rights.

Under the agreement, we are generally obligated to use our best efforts to commercialize the TRC102 Technology as soon as possible. We are also required to meet specified diligence milestones, and if we fail to do so and do not cure such failure, Case Western may convert our license into a non-exclusive license or terminate the agreement.

In consideration of the rights granted to us under the agreement, we paid a one-time upfront fee to Case Western. In addition, we may be required to pay up to an aggregate of approximately $9.8 million in milestone payments, of which $650,000 relates to the initiation of certain development activities and approximately $9.1 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals. If products utilizing the TRC102 Technology are successfully commercialized, we will be required to pay Case Western a single-digit royalty on net sales, subject to adjustments in certain circumstances. Beginning on the earlier of a specified number of years from the effective date of the agreement and the anniversary of the effective date following the occurrence of a specified event, we will be required to make a minimum annual royalty payment of $75,000, which will be credited against our royalty obligations. In the event we sublicense any of our rights under the agreement relating to the TRC102 Technology, we will be obligated to pay Case Western a portion of certain fees we may receive under the sublicense. Our royalty obligations will continue through the later of (i) the expiration of any orphan drug marketing exclusivity for a product utilizing the TRC102 Technology, (ii) August 2026, or (iii) on a country-by-country basis upon the expiration of the last valid claim under the TRC102 Technology or any patent we receive that is a derivative of the TRC102 Technology.

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

Under the CRADAs, as amended, NCI conducts clinical trials and non-clinical studies of either TRC105 or TRC102. We are responsible for supplying TRC105 for NCI’s activities under the TRC105 CRADAs.

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

Each CRADA had an original five-year term, with the 2010 CRADA and the 2011 CRADA expiring on December 22, 2015 and January 28, 2016, respectively, and the TRC102 CRADA expiring on August 7, 2017. The 2010 and 2011 CRADA have been extended through December 22, 2018 and January 28, 2021, respectively. Each CRADA may be terminated at any time by mutual written consent, and we or NCI may unilaterally terminate any of the CRADAs for any reason or no reason by providing written notice at least 60 days before the desired termination date.

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

Oncology Therapies

We are developing TRC105 to be used in combination with VEGF inhibitors for the treatment of cancer. If TRC105 is approved, it could compete with other non-VEGF angiogenesis inhibitors in development, including some that also target the endoglin pathway and have the potential to be combined with VEGF inhibitors or used independently of VEGF inhibitors to inhibit angiogenesis. Acceleron Pharma Inc., Amgen, Inc., MedImmune LLC, OncoMed Pharmaceuticals Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc. and Roche AG are each developing non-VEGF angiogenesis inhibitors, which are in various phases of clinical development. Pfizer’s product candidate targets the endoglin co-receptor ALK1 and is in a Phase 1b clinical trial in combination with Stivarga in patients with colorectal carcinoma. Acceleron’s product candidate targets the endoglin ligand BMP and is in a Phase 2b clinical trial in combination with Inlyta in patients with renal cell carcinoma and a Phase 1b clinical trial in combination with Nexavar in patients with hepatocellular carcinoma.

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

Wet AMD Therapies

Our partner, Santen, is developing DE-122 for the treatment of wet AMD and other eye diseases. If DE-122 is approved in combination with a VEGF inhibitor it could compete with product candidates currently in clinical development that inhibit the function of PDGF or inhibit the function of both VEGF and PDGF, of which Ophthotech Corporation’s anti-PDGF agent, Fovista, currently in Phase 3 clinical development in combination with Lucentis, is the most advanced. If DE-122 is approved as a single agent, it would compete with currently marketed VEGF inhibitors, including Avastin and Lucentis (marketed by Genentech in the United States), and Eylea (marketed by Regeneron in the United States), which are well established therapies and are widely accepted by physicians, patients and third-party payors as the standard of care for the treatment of wet AMD. In addition, DE-122 could face competition from other VEGF inhibitors in development, such as Allergan’s VEGF inhibitor, DARPin, which is in Phase 2 clinical development for administration in a single intraocular injection. Other aniogenesis inhibitors in development include Regeneron’s antibody to PDGFR-beta, in Phase 2 development in combination with Eylea and Regeneron’s antibody to Ang2, which is planned to enter Phase 2 development in 2016 in combination with Eylea.

Fibrotic Disease Therapies

If TRC205 is approved for the treatment of diseases characterized by fibrosis, including NASH and IPF, we anticipate that TRC205 could compete with other therapies being developed for the same or similar indications. In addition, TRC205 would compete with therapies currently used off-label to treat fibrotic diseases.

NASH

There are currently no therapeutic products approved by the FDA for the treatment of NASH. Several marketed therapeutics are currently used off- label for this indication, such as insulin sensitizers (including metformin), antihyperlipidemic agents (including gemfibrozil), pentoxifylline and Ursodeoxycholic acid (ursodiol), but they have not been proven effective in the treatment of NASH. We are aware of several companies that have product candidates in Phase 3 clinical development for the treatment of NASH, including Genfit Corp. and Intercept Pharmaceuticals, Inc. In addition, we are aware of companies in Phase 2 clinical development for the treatment of NASH, including Conatus Pharmaceuticals Inc., Galmed Medical Research Ltd., Gilead Sciences, Inc., Immuron Ltd., Shire plc, Mochida Pharmaceutical Co., Ltd., NasVax Ltd., Raptor Pharmaceutical Corp. and Takeda Pharmaceutical Company Limited, and there are other companies with candidates in earlier stage programs.

IPF

Esbriet, which is marketed by InterMune, Inc., is approved for the treatment of mild to moderate IPF in the United States, the European Union and other countries. OFEV, which is marketed by Boehringer Ingelheim, a VEGF inhibitor that is approved for the treatment of IPF in the United States and the European Union. There are at least eight product candidates in various stages of Phase 2 development being pursued by Biogen Idec., Bristol-Myers Squibb, Celgene Corporation, Fibrogen, Inc., Gilead, Janssen Pharmaceuticals Inc., Novartis AG and Sanofi S.A.

Commercialization

We hold worldwide commercialization rights for our oncology product candidates, TRC105 and TRC102, as well as for our fibrotic disease product candidate TRC205, while Santen holds worldwide commercialization rights for our endoglin antibodies, including TRC105, in the field of ophthalmology. If TRC105 or TRC102 is approved in oncology indications, our plan is to build an oncology-focused specialty sales force in North America to support their commercialization and seek a partner to support commercialization outside of North America. We believe that a specialty sales force will be sufficient to target key prescribing physicians in oncology. We currently do not have any sales or marketing capabilities or experience. We plan to establish the required capabilities within an appropriate time frame ahead of any product approval and commercialization to support a product launch.

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

Our patent estate as of December 31, 2015, on a worldwide basis, includes 14 issued patents and allowed applications and eight pending patent applications in the United States and 25 issued patents and allowed applications and 40 pending patent applications outside the United States with pending and issued claims relating to our product candidates. 22 of our issued US and foreign patents cover antibodies to endoglin that we have selected as the core focus of our development approach. These figures include in-licensed patents and patent applications to which we hold exclusive commercial rights in non-ophthalmologic fields of use.

Individual patents extend for varying periods of time depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for twenty years from the earliest non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, however, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest international filing date. Our issued patents and pending applications with respect to our protein therapeutic candidates will expire on dates ranging from 2016 to 2035, exclusive of possible patent term extensions. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of extensions of patent term, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

TRC105/TRC205 Patent Coverage

We hold issued patents covering the TRC105 composition of matter in the United States, Japan, and Canada. The expected expiration date for these composition-of-matter patents is 2016, plus any extensions of term available under the applicable national law.

We hold issued patents covering our humanized and deimmunized endoglin antibodies, including TRC205, in the United States, China, South Korea, Japan and Australia, allowed applications in Eurasia and Israel, and similar applications are pending in many other major jurisdictions worldwide, including the United States, Europe, Canada, China, Brazil, Japan and India. The expected expiration date for these composition of matter and methods of use patents is 2029, exclusive of possible patent term extensions.

We hold issued patents covering the combination therapy of cancer with TRC105 and VEGF inhibitors in Australia, China, South Korea and Japan, an allowed application in Eurasia, and similar patent applications are pending in many other major jurisdictions worldwide, including the United States, Europe, Canada, Japan, Israel and India. The expected expiration date for these method-of-use patents is 2030, exclusive of possible patent term extensions.

We have pending applications covering formulations of endoglin antibodies in Australia, Brazil, Canada, China, Eurasia, Europe, Georgia, India, Indonesia, Israel, Japan, South Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, Thailand, Ukraine, United States, Uzbekistan and Vietnam. The expected expiration date for any patent that may issue from this application is 2033, exclusive of possible patent term extensions.

We have filed a provisional patent application and an international application directed to uses of endoglin antibodies for treating fibrosis. The expected expiration date for any patent that may arise from these applications is 2035, exclusive of possible patent term extensions.

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

The steps required before a biologic may be approved for marketing of an indication in the United States generally include:

•completion of preclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices, or GLPs, and other applicable regulations;

•submission to the FDA of an IND, which must become effective before human clinical trials may commence;

•completion of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices, or GCPs, to establish that the biological product is “safe, pure and potent,” which is analogous to the safety and efficacy approval standard for a chemical drug product for its intended use;

•submission to the FDA of a BLA;

•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with applicable current Good Manufacturing Practice requirements, or cGMPs; and

•FDA review of the BLA and issuance of a biologics license which is the approval necessary to market a biologic therapeutic product.

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

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. The Affordable Care Act:

•expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

•addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•extended Medicaid drug rebates, previously due only on fee-for-service utilization, to Medicaid managed care utilization, and created an alternate rebate formula for new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs;

•expanded the types of entities eligible for the 340B drug discount program that mandates discounts to certain hospitals, community centers and other qualifying providers. With the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required

340B discounts to increase; and

•established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D.

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

Employees

As of December 31, 2015, we had 22 full-time employees and one part-time employee, 19 of whom are involved in research, development or manufacturing, and four of whom have Ph.D. or M.D. degrees. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate and Other Information

We were incorporated in the state of Delaware in October 2004 as Lexington Pharmaceuticals, Inc. and we subsequently changed our name to TRACON Pharmaceuticals, Inc. in March 2005, at which time we relocated to San Diego, California. Our principal executive offices are located at 8910 University Center Lane, Suite 700, San Diego, CA  92122, and our telephone number is (858) 550-0780. Our corporate website address is www.traconpharma.com and we regularly post copies of our press releases as well as additional information about us on our website. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

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

We are a clinical stage company with limited operating history. All of our product candidates, including our most advanced product candidate, TRC105, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $24.4 million, $6.8 million and $7.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, we had an accumulated deficit of $58.6 million.

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

At December 31, 2015, we had cash, cash equivalents and short-term investments totaling $52.2 million. Based upon our current operating plan, we believe that our existing cash will enable us to fund our operating expenses and capital requirements for at least the next 12 months. Regardless of our expectations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties or we could encounter difficulties obtaining clinical trial material that could increase our development costs more than we expect. In any event, we will require additional capital prior to completing Phase 3 development of, filing for regulatory approval for, or commercializing, TRC105 or any of our other product candidates.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could harm the commercial prospects for our product candidates. For example, we anticipate that if we were to obtain regulatory approval for TRC105 in some or all of the initial oncology indications we are pursuing, we or our partners such as NCI would still need to conduct additional Phase 3 clinical trials in order to obtain approval for additional indications and expand TRC105’s market potential. In addition, we believe that TRC105 may be most effective as a treatment of solid tumors, such as angioscarcoma and GTN, that express high levels of endoglin, and we plan to analyze clinical data to determine if there is a correlation between endoglin expression and response to TRC105 treatment. If we are unable to establish such a correlation or to identify additional tumor types that express high levels of endoglin, our ability to successfully identify target patient populations for future clinical development or to expand TRC105’s market potential would be limited.

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

We received Fast Track designation for TRC105 in renal cell carcinoma in May 2015 and we intend to seek Fast Track designation or other appropriate expedited development options for our eligible product candidates in other indications. Fast track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. A new drug or biologic is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for the disease or condition. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA will grant it. Despite our receipt of Fast Track designation for TRC105 in renal cell carcinoma, and even if additional product candidates receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

We may be unsuccessful in our efforts to obtain additional orphan drug designations from the FDA for our product candidates or may not ultimately realize the potential benefits of orphan drug designation.

We received orphan drug designation for TRC105 in soft tissue sarcoma in January 2016 and we intend to seek orphan drug designation for our eligible product candidates in other indications. The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years. Despite our receipt of orphan drug designation for TRC105 in soft tissue sarcoma, we cannot guarantee that we will be able to receive orphan drug status from the FDA for any other product candidates or indications. If we are unable to secure orphan drug designation for additional product candidates or indications, our regulatory and commercial prospects may be negatively impacted.

Despite orphan drug exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering our eligible product candidates, we could be subject to generic competition earlier than we anticipate. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity.

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

We are dependent on our license agreement with Santen to develop and commercialize our endoglin antibodies, including DE-122, in the field of ophthalmology. The failure to maintain our agreement with Santen or the failure of Santen to perform its obligations under the agreement, could negatively impact our business.

Pursuant to the terms of our license agreement with Santen, we granted Santen an exclusive, worldwide license to certain patents, information and know-how related to our endoglin antibodies, including TRC105, which is referred to by Santen as DE-122, for development and commercialization in ophthalmology indications, excluding systemic treatment of ocular tumors. Consequently, our ability to realize value or generate any revenues from our endoglin antibodies in the field of ophthalmology depends on Santen’s willingness and ability to develop and obtain regulatory approvals for and successfully commercialize product candidates using our technology for these indications. We have limited control over the amount and timing of resources that Santen will dedicate to these efforts. In particular, we will not be entitled to receive additional milestone or royalty payments from Santen absent further development and eventual commercialization of endoglin antibodies in ophthalmology indications.

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

•

there may be disputes between us and Santen, including disagreements regarding the terms of the license agreement, that may result in the delay of or failure to achieve development, regulatory and commercial objectives that would result in milestone or royalty payments to us, the delay or termination of any future development or commercialization of endoglin antibodies using our technology in the field of ophthalmology, and/or costly litigation or arbitration that diverts our management’s attention and resources;

•

Santen may not provide us with timely and accurate information regarding development progress and activities under the license agreement, which could adversely impact our ability to report progress to our investors and otherwise plan our own development of our endoglin antibodies, including TRC105, in non-ophthalmology indications;

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

The license agreement is subject to early termination, including through Santen’s right to terminate without cause upon advance notice to us. If the agreement is terminated early, we may not be able to find another collaborator for the commercialization and further development of our endoglin antibodies for ophthalmology indications on acceptable terms, or at all, and we may otherwise be unable to pursue continued development on our own for these indications.

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

A part of our strategy is to strategically evaluate and, as deemed appropriate, enter into additional out-licensing and collaboration agreements, including potentially with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate partners for our product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully partner our product candidates, potential partners must view these product candidates as having the requisite potential to demonstrate safety and efficacy and as being economically valuable in light of the terms that we are seeking and other available products for licensing by other companies. Due to our existing license agreement with Santen, we may find it more difficult to secure additional collaborations for our endoglin antibodies if major biotechnology or pharmaceutical companies would prefer to have exclusive control over development for all indications. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any inability or delay in entering into new collaboration agreements related to our product candidates, in particular in foreign countries where we do not have and do not intend to establish significant capabilities, could delay the development and commercialization of our product candidates and reduce their market potential.

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

Manufacturing drugs and biologics is complicated and is tightly regulated by regulatory authorities, including the FDA and foreign equivalents. We currently rely on third party manufacturers to supply us, as well as other parties conducting studies and trials of our product candidates, such as NCI, Case Western and Santen, with drug substance for preclinical and clinical trials. We also expect to continue to rely on third party manufacturers for any drug substance required for commercial supply, and do not intend to build our own manufacturing capability. Moreover, the market for contract manufacturing services for drug products, especially biologics such as TRC105, is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If any need we have for contract manufacturing services increases during a period of industry-wide tight capacity, we may not be able to access the required capacity on a timely basis or on commercially viable terms, which could result in delays in initiating or completing clinical trials or our ability to apply for or receive regulatory approvals. In addition, we contract with fill and finishing providers with the appropriate expertise, facilities and scale to meet our needs.

Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities is time consuming and subject to potential difficulties and delays. For example, we rely on Lonza Sales AG, or Lonza, to manufacture TRC105 drug substance for our on-going and planned clinical trials and separately license from Lonza its proprietary cell line and other methods of producing TRC105 drug substance. While we have the right to transfer the manufacture of TRC105 drug substance to additional or alternate suppliers and to sublicense Lonza’s TRC105 manufacturing technology to such other suppliers, we may encounter delays in any such transfer due to the time and effort required for another party to understand and successfully implement Lonza’s proprietary process. We are currently optimizing the process and transferring the manufacturing of TRC105 drug substance to a separate Lonza facility in order to meet cGMP regulatory requirements and scale production for commercial quantities. This new process and transfer may result in setbacks in replicating the current manufacturing process at a new facility and in scaling up production. In particular for biologics, it is not uncommon to experience setbacks and delays in scaling up production in a reliable and contamination-free manner, which may delay our ability to obtain regulatory approval or may result in higher costs to manufacture commercial drug product than we currently expect. In addition, we do not have any long-term supply agreements for the manufacture of our product candidates and cannot guarantee that Lonza or any other third party manufacturer would be willing to continue supplying drug product for clinical trials or commercial sale at a reasonable cost or at all.

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

As of December 31, 2015, we are the exclusive licensee of ten issued U.S. patents and four pending U.S. patent applications and eight issued non-U.S patents and six pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.”

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

The use of endoglin antibodies as a means of inhibiting angiogenesis, including in combination with VEGF inhibitors for the treatment of cancer, is a recent clinical development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, third party payors and others in the medical community. Factors that will influence whether our product candidates are accepted in the market include:

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

We are highly dependent on members of our senior management, including Charles Theuer, M.D., Ph.D., our President and Chief Executive Officer. Our clinical development strategy and ability to directly manage or oversee our on-going and planned clinical trials are also dependent on the members of our clinical operations and regulatory team. The loss of the services of any of these persons could impede the development of our product candidates and our ability to execute our business strategy. We may be particularly impacted by the unexpected loss of employees due to our small employee base and limited ability to quickly shift responsibilities to other employees in our organization. We do not maintain “key person” insurance for any of our executives or other employees.

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

As of December 31, 2015, we had federal and California net operating loss carryforwards, or NOLs, of approximately $42.9 million and $22.9 million, respectively, which expire in various years beginning in 2030, if not utilized. As of December 31, 2015, we had federal and California research and development tax credit carryforwards of approximately $1.7 million and $0.7 million, respectively. The federal research and development tax credit carryforwards expire in various years beginning in 2031, if not utilized. The California research and development credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

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

Prior to our initial public offering completed in 2015, there was no public market for our common stock. We cannot assure you that an active, liquid trading market for our shares will develop or persist. Our stockholders may not be able to sell their shares quickly or at a recently reported market price if trading in our common stock is not active.  The trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in clinical trials;

•	inability to obtain additional funding;

•	any delay in filing a BLA or an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that BLA or NDA;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our product candidates;

•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products or technologies by our competitors;

•	failure to meet or exceed product development or financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, collaborations, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future, in particular any sales by significant stockholders or our affiliates; and

•	trading volume of our common stock.

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

As of December 31, 2015, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 50% of our voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We completed our initial public offering on February 4, 2015. As a newly public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, as a public company, we are now subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. We have incurred and will continue to incur costs associated with the preparation and filing of these reports. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, and the Nasdaq Global Market have imposed various other requirements on public companies, and we have incurred and will continue to incur costs associated with compliance with such requirements. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we incur substantial costs to maintain our current levels of such coverage.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties.

Our principal executive offices are located at 8910 University Center Lane, Suite 700, San Diego, California 92122, in a facility we lease encompassing 9,339 square feet of office space. Our lease expires in April 2017.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The NASDAQ Global Market on January 30, 2015 under the symbol “TCON”. Prior to January 30, 2015, there was no public market for our common stock. The following table presents the high and low per share prices for our common stock during the periods indicated as reported on The NASDAQ Global Market.

	High	Low
2015
First quarter, beginning January 30, 2015	$21.00	$9.02
Second quarter	14.90	10.00
Third quarter	18.35	8.46
Fourth quarter	12.50	8.35

Holders of Record

As of February 12, 2016, there were approximately 164 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Recent Sales of Unregistered Securities.

During the quarter ended December 31, 2015, we borrowed the remaining $2.0 million available under our Amended Loan and Security Agreement with Silicon Valley Bank. Pursuant to the terms of a warrant that we previously issued to Silicon Valley Bank in May 2015, the additional borrowing resulted in the warrant becoming exercisable for an additional 3,683 shares of our common stock at an exercise price of $10.86 per share.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipient of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. The recipient of securities in this transaction was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about our company. No underwriters were involved in this transaction.

Item 6.    Selected Financial Data.

The following selected financial data has been derived from our audited consolidated financial statements and should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report. The selected financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results that may be expected in the future and results of interim periods are not necessarily indicative of the results for the entire year.

	Years Ended December 31,
	2015	2014	2013
	(in thousands, except share and per share data)
Statement of Operations Data:
Collaboration revenue	$7,904	$3,598	$—
Operating expenses:
Research and development	25,680	7,652	6,076
General and administrative	5,691	2,125	1,484
Total operating expenses	31,371	9,777	7,560
Loss from operations	(23,467)	(6,179)	(7,560)
Other income (expense)	(943)	(630)	(148)
Net loss	(24,410)	(6,809)	(7,708)
Accretion to redemption value of redeemable convertible preferred stock	(31)	(297)	(248)
Net loss attributable to common stockholders	$(24,441)	$(7,106)	$(7,956)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(2.20)	$(4.40)	$(4.93)
Weighted-average shares outstanding, basic and diluted(1)	11,115,651	1,615,044	1,614,851

(1)

See Note 1 to our consolidated financial statements included elsewhere in this Annual Report for an explanation of the methods used to calculate the net loss per share attributable to common stockholders, basic and diluted, and the number of shares used in the computation of these per share amounts.

	As of
	December 31,
	2015	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$41,373	$35,000
Short-term investments	10,783	—
Working capital	39,131	22,475
Total assets	53,522	38,171
Preferred stock warrant liabilities	—	246
Long-term debt, less current portion	7,464	4,258
Redeemable convertible preferred stock	—	49,880
Accumulated deficit	(58,590)	(34,180)
Total stockholders’ equity (deficit)	30,978	(32,174)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and future financial performance, includes forward-looking statements that are based upon current beliefs, plans and expectations and involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause our actual results and the timing of selected events to differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section within Part I of this Annual Report entitled “Forward-Looking Statements.”

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, wet age-related macular degeneration, or wet AMD, and fibrotic diseases. We are a leader in the field of endoglin biology and are using our expertise to develop antibodies that bind to the endoglin receptor. Endoglin is essential to angiogenesis, the process of new blood vessel formation, and a key contributor to the development of fibrosis, or tissue scarring. Our lead product candidate, TRC105, is an endoglin antibody that is being developed for the treatment of multiple solid tumor types in combination with inhibitors of the vascular endothelial growth factor, or VEGF, pathway. The VEGF pathway regulates vascular development in the embryo, or vasculogenesis, and angiogenesis. TRC105 has been studied in six completed Phase 2 clinical trials and three completed Phase 1 clinical trials, and is currently being dosed in five Phase 2 clinical trials.  Interim data from these trials have shown encouraging rates of durable complete responses in angiosarcoma and choriocarcinoma, orphan drug indications that highly express endoglin, and we expect to initiate a Phase 3 trial in angiosarcoma and a multicenter Phase 2 trial in gestational trophoblastic neoplasia, or GTN, that includes choriocarcinoma and could be registration enabling, in 2016. Furthermore, we expect topline data in all of these ongoing clinical trials by the end of 2016 and, if results are positive, we expect to initiate additional Phase 3 clinical trials for one or more indications of soft tissue sarcoma, renal cell carcinoma, glioblastoma and hepatocellular carcinoma.

Our other product candidates are TRC205, an endoglin antibody that is in preclinical development for the treatment of fibrotic diseases, and TRC102, which is a small molecule that is in clinical development for the treatment of lung cancer and glioblastoma. In March 2014, Santen licensed from us exclusive worldwide rights to develop and commercialize our endoglin antibodies for ophthalmology indications.

We have collaborated with NCI, which has selected TRC105 and TRC102 for federal funding of clinical development, as well as Case Western. Under these collaborations, NCI has sponsored or is sponsoring nine completed or ongoing clinical trials of TRC105 and TRC102, and Case Western sponsored two clinical trials of TRC102.  We anticipate that NCI will complete ongoing Phase 2 clinical trials of TRC105 and may initiate other Phase 2 clinical trials in addition to the Phase 2 clinical trials of TRC105 that we are sponsoring. In addition, we expect that Phase 2 clinical trials of TRC102 will be completed with NCI funding. If merited by Phase 2 data, we expect to fund initial Phase 3 clinical trials of TRC105 and TRC102 and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI will sponsor Phase 3 clinical trials in additional indications.

The following chart summarizes key information regarding ongoing and planned development of our TRC105  product candidate:

The following chart summarizes key information regarding ongoing and planned development of our TRC102 product candidate:

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. We have not generated any revenue from product sales and, through December 31, 2014, had funded our operations primarily with the aggregate net proceeds of $79.1 million from the private placement of redeemable convertible preferred stock and common stock, a $10.0 million one-time upfront fee received in connection with our collaboration with Santen and $10.0 million of commercial bank debt under our credit facility with SVB. In February 2015, we completed our initial public offering and a concurrent private placement and raised proceeds, net of underwriting discounts, commissions and offering costs of approximately $6.0 million, totaling approximately $35.0 million. At December 31, 2015, we had cash, cash equivalents and short-term investments totaling $52.2 million.

We do not own or operate, nor do we expect to own or operate, facilitates for product manufacturing, storage, distribution or testing. We contract with third parties for the manufacture of our product candidates, including with Lonza for the manufacture of TRC105 drug substance, and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $24.4 million and $6.8 million for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, we had an accumulated deficit of $58.6 million.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of December 31, 2015, we had received $3.0 million in milestones related to development activities. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Third-party research and development expenses:
TRC105	$20,031	$4,730	$3,941
TRC102	122	25	42
TRC205	277	98	—
Total third-party research and development expenses	20,430	4,853	3,983
Unallocated expenses	5,250	2,799	2,093
Total research and development expenses	$25,680	$7,652	$6,076

Unallocated expenses consist of our internal personnel costs, facility costs and scientific advisory board related expenses.

We plan to substantially increase our current level of research and development expenses for the foreseeable future as we: (1) continue development of TRC105 in orphan indications, including initiating a Phase 3 clinical trial in angiosarcoma and a Phase 2 clinical trial in GTN, (2) expand the development program for TRC105 in our additional oncology indications of soft tissue sarcoma, renal cell carcinoma, hepatocellular carcinoma, and glioblastoma in combination with approved VEGF inhibitors, (3) expand the development program for TRC105 into large market oncology indications, and (4) continue preclinical development of TRC205 in fibrosis.

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

We anticipate that our general and administrative expenses will substantially increase for the foreseeable future as we increase our headcount to support our continued research and development of our product candidates and the increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate continued costs associated with being a public company, including expenses related to services associated with maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations related costs.

Other Income (Expense)

Other income (expense) primarily consists of interest related to our loan agreements with SVB, changes in the fair value of preferred stock purchase rights that were fully settled in 2013 and changes in the fair value of preferred stock warrant liabilities related to warrants for the purchase of Series A redeemable convertible preferred stock. We do not expect any further fair value adjustments for these warrants subsequent to our initial public offering.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies related to revenue recognition, stock-based compensation and preferred stock warrant liabilities are most critical to understanding and evaluating our reported financial results.

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

With respect to revenues derived from reimbursement of direct, out-of-pocket expenses for research and development costs associated with collaborations, where we act as a principal with discretion to choose suppliers, bear credit risk, and perform part of the services required in the transaction, we record revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

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

Clinical Trial Expense Accruals

As part of the process of preparing our financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors, contract research organizations, or CROs, and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.

Our objective is to reflect the appropriate trial expenses in our financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, we adjust the clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical accruals are dependent upon accurate reporting by CROS are other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three years in the period ended December 31, 2015, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option grants recognized as expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. We estimate the fair value of stock option grants using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the risk-free interest rate, the expected dividend yield of our common stock, the expected volatility of the price of our common stock and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our employee stock options granted for all periods presented.

The following table summarizes the stock-based compensation expense recognized in our consolidated financial statements:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Research and development	$1,038	$178	$184
General and administrative	1,050	93	91
Total stock-based compensation expense	$2,088	$271	$275

As of December 31, 2015, the unrecognized stock-based compensation expense related to outstanding employee stock options was $7.0 million and is expected to be recognized as expense over a weighted-average period of approximately 3.0 years.

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

Other Company Information

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2015, we had federal and California net operating loss, or NOL, carryforwards, of approximately $42.9 million and $22.9 million, respectively. The federal and California NOL carryforwards will begin expiring in 2030, unless previously utilized. At December 31, 2015, we had federal and California research and development credit carryforwards of approximately $1.7 million and $0.7 million, respectively. The federal research and development credit carryforwards will begin expiring in 2031, unless previously utilized. The California research and development credit carryforwards do not expire unless limited by Section 382 as discussed below.

Pursuant to Sections 382 and 383 of the Code, our annual use of our NOL and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. We completed a Section 382/383 analysis regarding the limitation of our NOL and research and development credit carryforwards as of December 31, 2015 and as a result of the analysis, an ownership change was determined to have occurred at the time of our initial public offering. Future ownership changes may further limit our ability to utilize our remaining NOL and research and development tax credit carryforwards. As of December 31, 2015, we had a full valuation allowance against our deferred tax assets.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2015-17, "Balance Sheet Classification of Deferred Taxes", an update to Accounting Standards Codification, or ASC, 740, Income Taxes.  ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  We have chosen to early adopt the update for the years ended December 31, 2015 and December 31, 2014.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We have not yet selected a transition method and are currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”.  ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual periods beginning on January 1, 2016, and is required to be retrospectively adopted. The adoption of ASU 2015-03 is not expected to have a material impact on its financial statements and related disclosures.

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

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014	Change
	(in thousands)
Collaboration revenue	$7,904	$3,598	$4,306
Research and development expenses	25,680	7,652	18,028
General and administrative expenses	5,691	2,125	3,566
Other income (expense)	(943)	(630)	(313)

Collaboration revenue.  Collaboration revenue was $7.9 million and $3.6 million for the years ended December 31, 2015 and 2014, respectively. The increase in revenue was due to the achievement of a development milestone by Santen in June 2015 in connection with our collaboration, which triggered a $3.0 million milestone payment, 12 months of the up-front payment from the license agreement being recognized in 2015 compared with ten months in 2014, and additional development activities being performed in 2015 under the license agreement.

Research and development expenses.  Research and development expenses were $25.7 million and $7.7 million for the years ended December 31, 2015 and 2014, respectively. The increase of $18.0 million was due primarily to an increase in manufacturing activities and clinical study expenses related to the continued development of TRC105, as well as increased compensation related expenses due to increased headcount and stock-based compensation expenses.

General and administrative expenses.  General and administrative expenses were $5.7 million and $2.1 million for the years ended December 31, 2015 and 2014, respectively. The increase of $3.6 million was due primarily to increased compensation related expenses due to increased headcount and stock-based compensation expenses, and expenses related to becoming a public company in January 2015, such as insurance, accounting and legal expenses.

Other income (expense).  Other income (expense) was ($0.9) million and $(0.6) million for the years ended December 31, 2015 and 2014, respectively. The increase of $0.3 million in other income (expense) was primarily the result of interest expense related to the aggregate borrowings under our credit facility with SVB.

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013	Change
	(in thousands)
Collaboration revenue	$3,598	$—	$3,598
Research and development expenses	7,652	6,076	1,576
General and administrative expenses	2,125	1,484	641
Other income (expense)	(630)	(148)	(482)

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2015, we had an accumulated deficit of $58.6 million, and we expect to continue to incur net losses for the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding, and licensing or collaboration arrangements.

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

Credit Facility with SVB

In May 2015, we entered into an Amended and Restated Loan and Security Agreement with SVB (the 2015 Amended SVB Loan) under which we could borrow up to $10.0 million. At December 31, 2015, we had borrowed the full $10 million available under the 2015 Amended SVB Loan, of which, borrowings of approximately $8.0 million were used to refinance amounts outstanding under the prior loan and security agreements. In connection with the 2015

Amended SVB Loan, we issued warrants to purchase up to 18,415 shares of common stock at an exercise price of $10.86 per share.  The warrants are fully exercisable and expire on May 13, 2022.

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

ATM Facility

In February 2016, we entered into an At-the-Market Equity Offering Sales Agreement, or the Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $25.0 million of our shares of our common stock through Stifel, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market under the our recently filed Registration Statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through Stifel, on the Nasdaq Global Select Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Stifel will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are obligated to pay Stifel an aggregate sales agent commission equal to up to 2.5% of the gross proceeds of the sales price for common stock sold under the Sales Agreement.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,163)	$1,758	$(6,670)
Investing activities	(10,917)	(70)	(7)
Financing activities	36,453	31,036	6,494
Net increase (decrease) in cash and cash equivalents	$6,373	$32,724	$(183)

Operating activities.  Net cash used in operating activities was $19.2 million for the year ended December 31, 2015, primarily due to our net loss, adjusted for noncash items, offset by changes in our accounts payable and accrued expenses. Net cash provided by operating activities was $1.8 million for the year ended December 31, 2014 and was primarily the result of $6.9 million of deferred revenue related to the $10.0 million one-time upfront payment received in conjunction with our collaboration with Santen, offset by our net loss for the period. Net cash used in operating activities was $6.7 million for the year ended December 31, 2013, and was primarily due to our net loss and changes in our accounts payable and accrued expense accounts.

Investing activities.  Net cash used in investing activities was $10.9 million for the year ended December 31,

2015, and was related to purchases of short-term investments, offset by maturities of those investments, and purchases of property and equipment. Net cash used in investing activities for the years ending December 31, 2014 and 2013 was due to purchases of property and equipment.

Financing activities.  Net cash provided by financing activities was $36.5 million for the year ended December 31, 2015 and resulted primarily from net proceeds received totaling $36.2 million from our initial public offering and concurrent private placement. Net cash provided by financing activities was $31.0 million for the year ended December 31, 2014 resulted from $25.7 million of net proceeds from our sale of Series B redeemable convertible preferred stock in September 2014 and net borrowings from a prior credit facility with SVB, offset in part by costs paid in connection with our initial public offering which closed in February 2015. Net cash provided by financing activities was $6.5 million for the year ended December 31, 2013 and was a result of $4.0 million of net proceeds from our sale of Series A redeemable convertible preferred stock and $2.5 million of borrowings under a prior credit facility.

Funding Requirements

At December 31, 2015, we had cash, cash equivalents and short-term investments totaling $52.2 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our planned clinical trials of TRC105;

•	Santen’s ability and willingness to continue clinical development of DE-122;

•	our ability to enter into and maintain our collaborations, including our collaboration with Santen;

•	our ability to achieve, and our obligations to make, milestone payments under our collaboration and license agreements;

•	the costs and timing of procuring supplies of our product candidates for clinical trials and regulatory submissions;

•	the scope, progress, results and costs of preclinical development, and clinical trials of our other product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the revenue, if any, received from commercial sales of our product candidates for which we or any of our partners, including Santen, may receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2015:

		Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Long-term debt obligations, including interest and final payment(1)	$12,021	$2,622	$9,399	$—	$—
Operating lease obligations(2)	575	429	146	—	—
Total	$12,596	$3,051	$9,545	$—	$—

(1)	We will make principal and interest payments to SVB in accordance with required payment schedule.
(2)	Our operating lease obligations relate to our corporate headquarters in San Diego, California. We lease 9,339 square feet of office space under an operating lease that expires in April 2017.

Under each of our license agreements we may have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. We do not have any significant ongoing annual payment obligations under these license agreements. As of December 31, 2015, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above. These commitments include the following:

•

Under our license agreement with Health Research Inc. and Roswell Park Cancer Institute, referred to collectively as RPCI, we may be required to pay up to an aggregate of approximately $6.4 million ($0.4 million of which we have already paid) upon the achievement of certain milestones for products utilizing certain intellectual property licensed from RPCI, or the RPCI Technology, including TRC105, of which approximately $1.4 million ($0.4 million of which we have already paid) relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. We may also be required to pay up to an aggregate of approximately $6.4 million upon the achievement of certain milestones for products utilizing a patent owned by us covering humanized endoglin antibodies, including TRC205, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. Upon commercialization, we will be required to pay RPCI mid single-digit royalties based on net sales of products utilizing the RPCI Technology in each calendar quarter, subject to adjustments in certain circumstances. In addition, we will be required to pay RPCI low single-digit royalties based on net sales in each calendar quarter of products utilizing our patent covering humanized endoglin antibodies. Our royalty obligations continue until the expiration of the last valid claim in a patent subject to the agreement, which we expect to occur in 2029, based on the patents currently subject to the agreement.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of cash, money market funds and certificates of deposit. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our long-term debt bears interest at a fixed rate.

Foreign Currency Exchange Risk

We incur significant expenses, including for manufacturing of clinical trial materials, outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, including Pounds Sterling. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. However, to date, these fluctuations have not been significant. Based on our purchase commitments for our 2015 fiscal year, a movement of 1% in the U.S. dollar to Pounds Sterling exchange rate would not have a material effect on our results of operations or financial condition.

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

Item 8.    Financial Statement and Other Supplementary Information.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

TRACON Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of TRACON Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRACON Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

February 18, 2016

TRACON Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$41,373	$35,000
Short term investments	10,783	—
Prepaid and other assets	1,150	728
Total current assets	53,306	35,728
Property and equipment, net	173	97
Other assets	43	2,346
Total assets	$53,522	$38,171
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$8,281	$3,166
Accrued compensation and related expenses	1,163	808
Current portion of deferred revenue	3,353	4,357
Preferred stock warrant liabilities	—	246
Long-term debt, current portion	1,378	4,676
Total current liabilities	14,175	13,253
Deferred revenue	—	2,546
Other long-term liabilities	905	408
Long-term debt, less current portion	7,464	4,258
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.001 par value; authorized shares—none and 24,900,000 at December 31, 2015 and December 31, 2014, respectively; issued and outstanding shares—none and 24,650,273 at December 31, 2015 and December 31, 2014, respectively; liquidation preference of $0 and $51,700 at December 31, 2015 and December 31, 2014, respectively	—	49,880
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, authorized shares— 10,000,000 and none at December 31, 2015 and December 31, 2014, respectively; issued and outstanding shares—none	—	—
Common stock, $0.001 par value; authorized shares—200,000,000 and 40,000,000 at December 31, 2015 and December 31, 2014, respectively; issued and outstanding—12,175,942 and 1,633,854 at December 31, 2015 and December 31, 2014, respectively	12	2
Additional paid-in capital	89,556	2,004
Accumulated deficit	(58,590)	(34,180)
Total stockholders’ equity (deficit)	30,978	(32,174)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$53,522	$38,171

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013
Collaboration revenue	$7,904	$3,598	$—
Operating expenses:
Research and development	25,680	7,652	6,076
General and administrative	5,691	2,125	1,484
Total operating expenses	31,371	9,777	7,560
Loss from operations	(23,467)	(6,179)	(7,560)
Other income (expense):
Interest expense, net	(923)	(667)	(30)
Other (expense) income, net	(20)	37	(118)
Total other income (expense)	(943)	(630)	(148)
Net loss	(24,410)	(6,809)	(7,708)
Accretion to redemption value of redeemable convertible preferred stock	(31)	(297)	(248)
Net loss attributable to common stockholders	$(24,441)	$(7,106)	$(7,956)

Net loss per share attributable to common stockholders, basic and diluted	$(2.20)	$(4.40)	$(4.93)
Weighted-average shares outstanding, basic and diluted	11,115,651	1,615,044	1,614,851

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Redeemable						Total
	Convertible				Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2012	10,250,000	$19,069	1,614,851	$2	$1,998	$(19,663)	$(17,663)
Issuance of Series A redeemable convertible preferred stock in May 2013 for cash of $2.00 per share, net of offering costs of $6 and preferred stock purchase rights of $618	1,999,999	4,612	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	248	—	—	(248)	—	(248)
Stock-based compensation expense	—	—	—	—	275	—	275
Net loss	—	—	—	—	—	(7,708)	(7,708)
Balance at December 31, 2013	12,249,999	23,929	1,614,851	2	2,025	(27,371)	(25,344)
Issuance of Series B redeemable convertible preferred stock in September for cash of $2.1935 per share, net of offering costs of $1,546	12,400,274	25,654	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	297	—	—	(297)	—	(297)
Exercise of common stock options	—	—	19,003	—	—	—	—
Vested shares related to repurchase liability	—	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	271	—	271
Net loss	—	—	—	—	—	(6,809)	(6,809)
Balance at December 31, 2014	24,650,273	49,880	1,633,854	2	2,004	(34,180)	(32,174)
Initial public offering and private placement of common stock for cash of $10 per share, net of offering costs	-	-	4,100,000	4	34,950	-	34,954
Conversion of redeemable convertible preferred stock into common stock at initial public offering	(24,650,273)	(49,911)	6,369,567	6	49,905		49,911
Reclassification of redeemable convertible preferred stock warrant					311		311
Accretion to redemption value of redeemable convertible preferred stock		31			(31)		(31)
Issuance of common stock under equity plans			72,521	-	179		179
Stock-based compensation expense					2,088		2,088
Vested shares related to repurchase liability					12		12
Issuance of common stock warrants in connection with debt financing					138		138
Net loss						(24,410)	(24,410)
Balance at December 31, 2015	—	$—	12,175,942	$12	$89,556	$(58,590)	$30,978

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(24,410)	$(6,809)	$(7,708)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	2,088	271	275
Depreciation and amortization	51	15	7
Amortization of debt discount	97	99	4
Amortization of premium/discount on short-term investments	8	—	—
Noncash interest	417	300	22
Change in fair value of preferred stock warrant liability	65	(37)	34
Change in fair value of preferred stock purchase rights	—	—	84
Deferred rent	(4)	45	8
Deferred revenue	(3,550)	6,903	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(424)	(1,701)	9
Accounts payable and accrued expenses	6,144	2,282	443
Accrued compensation and related expenses	355	390	152
Net cash (used in) provided by operating activities	(19,163)	1,758	(6,670)
Cash flows from investing activities
Purchase of property and equipment	(127)	(70)	(7)
Purchases of available-for-sale short-term investments	(12,790)	—	—
Proceeds from the maturity of available-for-sale short-term investments	2,000	—	—
Net cash used in investing activities	(10,917)	(70)	(7)
Cash flows from financing activities
Proceeds from long-term debt	10,000	7,500	2,500
Repayment of long-term debt, including final payment	(9,930)	(920)	—
Proceeds from sale of common stock, net of offering costs paid in the current period	36,204	(1,250)	—
Proceeds from sale of preferred stock, net of offering costs	—	25,654	3,994
Proceeds from issuance of common stock under equity plans	179	52	—
Net cash provided by financing activities	36,453	31,036	6,494
Net increase (decrease) in cash and cash equivalents	6,373	32,724	(183)
Cash and cash equivalents at beginning of period	35,000	2,276	2,459
Cash and cash equivalents at end of period	$41,373	$35,000	$2,276
Supplemental disclosure of cash flow information
Interest paid	$428	$270	$4
Supplemental schedule of noncash investing and financing activities
Exercise of stock right for preferred stock	$—	$—	$618
Issuance of preferred stock warrants in connection with long-term debt	$—	$186	$63
Issuance of common stock warrants in connection with long-term debt	$138	$—	$—

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

TRACON Pharmaceuticals, Inc. (formerly Lexington Pharmaceuticals, Inc.) (TRACON or the Company) was incorporated in the state of Delaware on October 28, 2004. TRACON is a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, age‑related macular degeneration and fibrotic diseases. The Company’s research focuses on antibodies that bind to the endoglin receptor, which is essential to angiogenesis (the process of new blood vessel formation) and a key contributor to fibrosis (tissue scarring).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TRACON Pharma Limited, which was formed in September 2015 and is currently inactive. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

As of December 31, 2015, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations.

The Company has incurred operating losses since inception. As of December 31, 2015, the Company had an accumulated deficit of $58.6 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues the development and commercialization of its product candidates; (ii) works to develop additional product candidates through research and development programs; and (iii) continues to expand its corporate infrastructure. At December 31, 2015, the Company had cash, cash equivalents and short-term investments of $52.2 million. Based on the Company’s current business plan, management believes that existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s obligations for at least the next twelve months. The Company plans to continue to fund its losses from operations and capital funding needs through cash and investments on hand, as well as future debt and equity financing and potential collaboration arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Initial Public Offering

In February 2015, the Company completed its initial public offering in which it sold 3,600,000 shares of common stock at an initial public offering price of $10.00 per share. In addition, a concurrent private placement to an existing stockholder was completed in which the Company sold 500,000 shares of common stock, also at $10.00 per share.  Proceeds from the initial public offering and concurrent private placement, net of underwriting discounts, commissions and offering costs paid by the Company of approximately $6.0 million, were approximately $35.0 million.

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

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to revenue recognition and the valuation of equity awards. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less at the date of purchase. The carrying amounts approximate fair value due to the short maturities of these investments. Cash and cash equivalents include cash in readily available checking and money market funds, as well as certificates of deposit.

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

Other Assets

At December 31, 2014, other assets primarily consist of the Company’s deferred initial public offering costs. These costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of its common stock. Costs were deferred until the completion of the initial public offering, at which time they were reclassified to additional paid-in capital as a reduction of the initial public offering proceeds.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying consolidated balance sheets. Tenant improvement allowances and other lease incentives are recorded as liabilities and are amortized on a straight-line basis over the term of the lease as reductions to rent expense.

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

The Company performed the final remeasurement of the warrant liability as of the initial public offering date and recorded the $65,000 change in fair value into other income (expense) for the year ended December 31, 2015.

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

Clinical Trial Expense Accruals

As part of the process of preparing the Company’s financial statements, the Company is required to estimate expenses resulting from its obligations under contracts with vendors, contract research organizations (CROs), and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three years in the period ended December 31, 2015, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Research and Development Costs

Research and development costs, including license fees, are expensed as incurred.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option grants and employee stock purchase plan (ESPP) rights recognized as expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than‑not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and comprehensive loss were the same for all periods presented.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted‑average number of common shares outstanding that are subject to repurchase. The Company has excluded 6,555 and 2,863 weighted-average shares subject to repurchase from the weighted‑average number of common shares outstanding for the years ended December 31, 2015 and 2014, respectively, and had no common shares subject to repurchase in 2013. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31,
	2015	2014	2013
Redeemable convertible preferred stock outstanding	—	6,369,567	3,165,366
Warrants to purchase redeemable convertible preferred stock	—	38,758	9,689
Warrants to purchase common stock	57,173	—	—
Common stock options	1,788,149	1,023,847	685,071
ESPP shares	143	—	—
	1,845,465	7,432,172	3,860,126

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2015-17, "Balance Sheet Classification of Deferred Taxes", an update to Accounting Standards Codification, or ASC, 740, Income Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has chosen to early adopt the update for the years ended December 31, 2015 and December 31, 2014.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company has not yet selected a transition method and is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”.  ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual periods beginning on January 1, 2016, and is required to be retrospectively adopted. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s financial statements and related disclosures.

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

2. Short-Term Investments and Fair Value Measurements

At December 31 2015, short-term investments consist of certificates of deposit. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value, with the unrealized gains and losses reported as a component of other comprehensive income in equity until realized. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

Realized gains and losses from the sale of short-term investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of operations. Realized and unrealized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations.  At December 31, 2015, the remaining contractual maturities of all available-for-sale investments were less than one year.

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

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2015
Certificates of deposit and money market funds, included in Cash and cash equivalents and Short-term investments	$14,996	$—	$14,996	$—
At December 31, 2014
Preferred stock warrant liabilities	$246	$—	$—	$246

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

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Preferred Stock
Warrant
Liabilities
Balance at December 31, 2013	$97
Exercise of preferred stock purchase rights	—
Issuance of preferred stock warrants	186
Change in fair value	(37)
Balance at December 31, 2014	$246
Change in fair value	65
Reclassification of warrants	(311)
Balance at December 31, 2015	$—

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Computer and office equipment	$112	$154
Furniture and fixtures	19	25
Leasehold improvements	99	31
Construction in process	25	—
	255	210
Less accumulated depreciation and amortization	(82)	(113)
	$173	$97

Depreciation expense related to property and equipment totaled approximately $51,000, $15,000 and $7,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

4. Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	December 31,
	2015	2014
Long-term debt	$10,000	$9,080
Less debt discount, net of current portion	(536)	(35)
Long-term debt, net of debt discount	9,464	9,045
Less current portion of long-term debt	(2,000)	(4,787)
Long-term debt, net of current portion	$7,464	$4,258
Current portion of long-term debt	$2,000	$4,787
Current portion of debt discount	(622)	(111)
Current portion of long-term debt, net	$1,378	$4,676

In May 2015, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the 2015 Amended SVB Loan) under which the Company could borrow up to $10.0 million. At December 31, 2015, the Company had borrowed the full $10.0 million available under the 2015 Amended SVB Loan, of which, borrowings of approximately $8.0 million under the 2015 Amended SVB Loan were used to refinance amounts outstanding under the prior loan and security agreements, which was first entered into in November 2013 (SVB Loan Agreement) and amended and restated in June 2014 (Amended SVB Loan Agreement). In connection with the 2015 Amended SVB Loan, the Company issued warrants to purchase up to 18,415 shares of common stock at an exercise price of $10.86.  The warrants are fully exercisable and expire on May 13, 2022.  The transaction was accounted for as a debt modification.

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

In connection with the SVB Loan and the Amended SVB Loan, the Company issued warrants to purchase 37,500 shares and 112,500 shares of Series A redeemable convertible preferred stock, respectively, at an exercise price of $2.00 per share.  The warrants are fully exercisable and expire on November 14, 2023 and June 4, 2024, respectively. The initial fair value of the warrants as of the November 2013 and June 2014 issuance dates were estimated to be $0.1 million and $0.2 million, respectively, based on the application of the Black-Scholes option pricing model, and these discounts are being amortized to interest expense using the effective interest method over the term of the debt.  Upon completion of the Company’s initial public offering in February 2015, the warrants became exercisable for an aggregate of 38,758 shares of common stock at an exercise price of $7.74 per share.

Future minimum principal and interest payments under the 2015 Amended SVB Loan, including the final payment, as of December 31, 2015 are as follows (in thousands):

2016	$2,622
2017	4,406
2018	4,993
12,021
Less interest and final payment	(2,021)
Long-term debt	$10,000

5. Commitments and Contingencies

Facility Lease

The Company leases its office space under a non‑cancelable operating lease that expires in April 2017. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Rent expense for each of the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $0.1 million and $0.1 million, respectively.

Future minimum payments under the non‑cancelable operating lease as of December 31, 2015 are as follows (in thousands):

2016	$429
2017	146
$575

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At December 31, 2015, potential future milestone payments under these agreements totaled an aggregate of approximately $22.1 million.

6. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Redeemable Convertible Preferred Stock

At December 31, 2014, the authorized, issued and outstanding shares of redeemable convertible preferred stock by series were as follows (in thousands, except share and per share data):

				Liquidation
			Liquidation	Preference
	Shares		Preference	and Redemption	Carrying
	Authorized	Outstanding	Per Share	Value	Value
Series A	12,400,000	12,249,999	$2.00	$24,500	$24,138
Series B	12,500,000	12,400,274	2.19	27,200	25,742
	24,900,000	24,650,273		$51,700	$49,880

Prior to its automatic conversion in the Company’s initial public offering, the Company classified its redeemable convertible preferred stock outside of permanent equity since such stock was contractually redeemable outside of the Company’s control. As a result, the carrying value was increased to its redemption value by periodic accretion charges over the estimated redemption period. In the absence of retained earnings, these accretion charges were recorded against additional paid-in capital.

In connection with the completion of the Company’s initial public offering on February 4, 2015, all of the outstanding shares of redeemable convertible preferred stock were converted into 6,369,567 shares of the Company’s common stock; outstanding warrants to purchase 150,000 shares of Series A redeemable convertible preferred stock were converted into warrants to purchase 38,758 shares of the Company’s common stock, and the Company’s certificate of incorporation was amended and restated to authorize 200,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. No preferred stock dividends where paid or declared by the Company.

 Stock Compensation Plans

2011 Equity Incentive Plan

The Company granted awards under the TRACON Pharmaceuticals, Inc. 2011 Equity Incentive Plan until January 2015. The 2011 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights (SARs), restricted stock grants and restricted stock units to eligible recipients. Recipients of incentive stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2011 Plan is no more than ten years. Grants made under the 2011 Plan generally vest on the last day of each month over 48 months from the vesting commencement date subject to continuous service. In connection with the adoption of the 2015 Equity Incentive Plan (the 2015 Plan), the Company terminated the 2011 Plan and no additional awards will be granted under the 2011 Plan.

2015 Equity Incentive Plan

Effective January 1, 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the 2015 Plan). Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. Initially, a total of 801,033 shares of common stock was reserved for issuance under the 2015 Plan. In addition, the number of shares of common stock available for issuance under the 2015 Plan will be annually increased on the first day of each fiscal year during the term of the 2015 Plan, beginning with the 2016 fiscal year, by an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or such other amount as the Company’s board of directors may determine. The maximum term of the options granted under the 2015 Plan is no more than ten years. Grants generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service. In December 2015, the 2015 Plan was amended to allow an additional 500,000 shares of common stock to be used exclusively for the grant of equity awards as a material inducement for individuals to commence employment at the Company in compliance with NASDAQ Listing Rule 5635(c)(4).

Stock option activity under all Plans is summarized as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2014	1,023,847	$3.19
Granted	821,814	$12.97
Exercised	(57,512)	$0.81
Balance at December 31, 2015	1,788,149	$7.76

Information about the Company’s outstanding stock options is as follows (in thousands, except share and per share data and contractual term):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
December 31, 2015:
Options outstanding	1,788,149	$7.76	8.35	$5,722
Options vested and expected to vest	1,788,149	$7.76	8.35	$5,722
Options exercisable	628,702	$2.45	6.92	$4,360

The weighted-average grant date fair value per share of employee option grants during the years ended December 31, 2015, 2014 and 2013 was $12.97, $4.70 and $1.03, respectively. The aggregate intrinsic value of options at December 31, 2015 is based on the Company’s closing market price per common share on December 31, 2015 of $9.24. The Company received $54,200, $52,300 and $0 in proceeds from the exercise of stock options during the years ended December 31, 2015, 2014 and 2013, respectively. The total intrinsic value of options exercised was approximately $0.8 million, $84,000, and $0 during the years ended December 31, 2015, 2014 and 2013, respectively. The total fair value of options that vested during the year ended December 31, 2015, 2014 and 2013 was $0.8 million, $1.2 million and $0.3 million, respectively.

During October 2014, the Board of Directors granted stock options to purchase an aggregate 119,642 shares of common stock to employees and a non-employee director for which the vesting was contingent upon the completion of an initial public offering prior to March 31, 2015. The achievement of this condition was not determined to be probable as of December 31, 2014, however, upon the completion of the initial public offering in February 2015, expense recognition commenced and $178,000 of stock based compensation related to these options was recorded in the year ended December 31, 2015.

Employee Stock Purchase Plan

On January 1, 2015, the Company’s board of directors adopted the Employee Stock Purchase Plan (the ESPP), which became effective upon the pricing of the Company’s initial public offering on January 29, 2015. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Initially, a total of 183,462 shares of common stock was reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2016 fiscal year, by an amount equal to the lessor of: (i) 366,925 shares; (ii) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; or (iii) such other amount as the Company’s board of directors may determine. Stock compensation expense for the year ended December 31, 2015 related to the ESPP was immaterial.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.7%	1.9%	1.1%
Expected volatility	74.0%	76.0%	94.9%
Expected term (in years)	6.3	6.3	6.3
Expected dividend yield	—%	—%	—%

Risk-free interest rate.  The Company bases the risk‑free interest rate assumption on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

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

The allocation of stock-based compensation is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Research and development	$1,038	$178	$184
General and administrative	1,050	93	91
	$2,088	$271	$275

As of December 31, 2015 and 2014, the unrecognized compensation cost related to outstanding time-based employee options was $7.0 million and $1.4 million, respectively, and is expected to be recognized as expense over approximately 3.0 years and 3.5 years, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	December 31,
	2015	2014
Conversion of redeemable convertible preferred stock	—	6,369,567
Preferred stock warrants	—	38,758
Common stock warrants	57,173	—
Common stock options granted and outstanding	1,788,149	1,023,847
Awards available under the 2015 Plan	507,345	28,126
Shares available under the Employee Stock Purchase Plan	168,453	—
	2,521,120	7,460,298

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. The license agreement provides for various types of payments, including the upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance, reimbursement of certain development costs, milestone payments, and royalties on net product sales. The Company has identified multiple deliverables, which include at inception: (1) a license to patents, information and know-how related to TRC105, (2) technology transfer, (3) collaboration, including technical and regulatory support provided by the Company, (4) manufacturing and supply obligations, and (5) shared chemistry, manufacturing and controls (CMC) development activities. Deliverables 1 and 2 above were substantially delivered at the inception of the agreement, and deliverables 3 through 5 are expected to be delivered during the estimated 31-month period over which the Company will provide technical and regulatory support to Santen. At inception and through December 31, 2015, the Company has identified one single unit of accounting for all the deliverables under the agreement since the delivered elements do not have standalone value. The Company’s technical and regulatory expertise, including manufacturing and CMC activities, in the development of biologic therapeutics, specifically TRC105, is a significant component of Santen’s ability to utilize the license and know-how related to TRC105. Given the early stage of development of TRC105 for ophthalmology, the Company is the only party capable of performing the level and type of technical and regulatory collaboration services required by Santen under the agreement. As a result, the Company has determined that the license, including the ability to sublicense, and know-how related to TRC105 do not have standalone value to a licensee. As such, the Company is recognizing revenue for the fixed or determinable collaboration consideration on a straight-line basis over the estimated 31-month period over which it will deliver its technical and regulatory support.

In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. The Company has determined that $10.0 million related to the initiation of certain clinical development activities will be based upon its efforts and meet the criteria of substantive milestones and therefore will be recognized as revenue upon achievement of the milestone in accordance with the milestone method of accounting. The remaining $145.0 million of potential milestone payments are not substantive milestones as they do not require the efforts of the Company. During the year ended December 31, 2015, a development milestone that was deemed a substantive milestone at the inception of the arrangement, was achieved and accordingly, the milestone payment of $3.0 million was recognized as revenue.

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

In connection with the collaboration with Santen, the Company recognized revenue of $7.9 and $3.6 million for the years ended December 31, 2015 and 2014, respectively, and had deferred revenue of $3.4 million and $6.9 million as of December 31, 2015 and 2014, respectively.

8. Income Taxes

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is summarized as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Federal income taxes	$(8,300)	$(2,315)	$(2,620)
State income taxes, net of federal benefit	—	(381)	(427)
Permanent items	277	59	131
Uncertain tax positions	749	—	—
Research credits	(881)	(252)	(356)
Other, net	82	18	272
Intangible deferred adjustment	—	—	492
Change in valuation allowance	8,073	2,871	2,508
Provision for income taxes	$—	$—	$—

Significant components of the Company’s deferred tax assets are summarized as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$14,950	$9,340
Research and development credits	1,606	726
Deferred revenue	1,140	—
Depreciation and amortization	121	153
Other, net	818	344
Total deferred tax assets	18,635	10,563
Valuation allowance	(18,635)	(10,563)
Net deferred tax assets	$—	$—

The Company has net deferred tax assets relating primarily to net operating loss (NOL) carryforwards and research and development credit carryforwards. Subject to certain limitations, the Company may use these deferred tax assets to offset taxable income in future periods. Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2015, 2014 and 2013 was $8.1 million,  $2.9 million and $2.5 million, respectively.

At December 31, 2015, the Company had federal and California NOL carryforwards of approximately $42.9 million and $22.9 million, respectively. The federal and California NOL carryforwards will begin to expire in 2030, unless previously utilized. At December 31, 2015, the Company also had federal and California research and development credit carryforwards of approximately $1.7 million and $0.7 million, respectively. The federal research and development credit carryforwards will begin expiring in 2031 unless previously utilized. The California research credit carry forward does not expire.

Pursuant to Sections 382 and 383 of the Code, annual use of the Company’s NOL and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company completed a Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards as of December 31, 2015 and as a result of the analysis, an ownership change was determined to have occurred and certain deferred tax assets were written off. The Company will continue to consider changes in ownership that may cause losses of tax attributes in the future.

The changes in the Company’s unrecognized tax benefits are summarized as follows (in thousands):

Balance at December 31, 2012	$230
Decrease related to prior year positions	(15)
Increase related to current year positions	62
Balance at December 31, 2013	277
Decrease related to prior year positions	—
Increase related to current year positions	92
Balance at December 31, 2014	369
Increase related to prior year positions	1,135
Increase related to current year positions	318
Balance at December 31, 2015	$1,822

The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the accompanying balance sheets as of December 31, 2015 and 2014 and has not recognized interest or penalties in the accompanying statements of operations for the three years in the period ended December 31, 2015.

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

9. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. Matching contributions for the years ended December 31, 2015, 2014 and 2013 totaled approximately $107,000, $73,000 and $55,000, respectively.

10.  Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2015 and 2014 are as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2015
Revenue	$1,132	$4,197	$1,180	$1,395
Total operating expenses	$4,844	$6,881	$7,415	$12,231
Consolidated net loss	$(3,995)	$(2,921)	$(6,447)	$(11,047)
Basic and diluted net loss attributable to common stockholders	$(0.50)	$(0.24)	$(0.53)	$(0.91)

2014
Revenue	$356	$1,069	$1,133	$1,040
Total operating expenses	$1,688	$1,960	$2,836	$3,293
Consolidated net loss	$(1,361)	$(980)	$(1,919)	$(2,549)
Basic and diluted net loss attributable to common stockholders	$(0.88)	$(0.65)	$(1.23)	$(1.64)

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Our Management is responsible for establishing and maintain adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.

Based on our assessment, our Management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers, Key Employees and Directors

The following table sets forth certain information regarding our current executive officers, key employees and directors as of February 12, 2016:

Name	Age	Position(s)
Executive Officers
Charles P. Theuer, M.D., Ph.D.	52	President, Chief Executive Officer and Director
Ronald L. Shazer, M.D., M.B.A.	48	Chief Medical Officer
H Casey Logan, M.B.A.	44	Chief Business Officer
Patricia L. Bitar, CPA	57	Chief Financial Officer

Key Employees
Bonne Adams, M.B.A.	39	Senior Vice President of Clinical Operations
Sharon Real, Ph.D.	52	Senior Vice President of Product Development

Non-Employee Directors
William R. LaRue(1)(2)	64	Director
Martin A. Mattingly, Pharm.D.(1)(3)	58	Director
J. Rainer Twiford, J.D., Ph.D.(1)	63	Director
Paul Walker(2)(3)	41	Director
Stephen T. Worland, Ph.D.(2)(3)	58	Director

(1)	Member of the compensation committee.
(2)	Member of the audit committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Charles P. Theuer, M.D., Ph.D.  Dr. Theuer has served as our President, Chief Executive Officer and a member of our board of directors since July 2006. From 2004 to 2006, Dr. Theuer was the Chief Medical Officer and Vice President of Clinical Development at TargeGen, Inc., a biotechnology company. Prior to joining TargeGen, Inc., Dr. Theuer was Director of Clinical Oncology at Pfizer, Inc., a pharmaceutical corporation, from 2003 to 2004. Dr. Theuer has also held senior positions at IDEC Pharmaceuticals Corp. from 2002 to 2003 and at the National Cancer Institute from 1991 to 1993. In addition, he has held academic positions at the University of California, Irvine, where he was Assistant Professor in the Division of Surgical Oncology and Department of Medicine. Dr. Theuer received a B.S. from the Massachusetts Institute of Technology, an M.D. from the University of California, San Francisco, and a Ph.D. from the University of California, Irvine. He completed a general surgery residency program at Harbor-UCLA Medical Center and was board certified in general surgery in 1997. Dr. Theuer currently serves as a director at 4D Molecular Therapeutics, a position he has held since January 2016.

Our board of directors believes Dr. Theuer’s expertise and experience in the biotechnology industry, his medical training and his experience with our company provide him with the qualifications and skills to serve on our board of directors.

Ronald L. Shazer, M.D., M.B.A.  Dr. Shazer has served as our Chief Medical Officer since October 2015. Prior to joining us, Dr. Shazer was Senior Director, Clinical Lead Oncology at Pfizer, Inc. from 2013 to 2015. From 2011 to 2013, Dr. Shazer was Director, Clinical Research Oncology at Bristol-Myers Squibb.  Prior to Bristol-Myers Squibb, Dr. Shazer was at Arena Pharmaceuticals as Head of Clinical Development from 2010 to 2011, and as Director of Clinical Development from 2009 to 2010. From 2007 to 2009, Dr. Shazer was Director, Clinical Research at Exelixis, Inc. Prior to joining Exelixis, Inc., Dr. Shazer held academic positions in the Department of Medicine at the University of California, San Diego, University of California, Los Angeles School of Medicine, and Cedars-Sinai Medical Center. Dr. Shazer earned his B.A. in Economics from the University of California, San Diego, M.D. from the New York Medical College, and M.B.A from the Anderson School of Management, University of California, Los Angeles. He completed his residency in internal medicine at Cedars-Sinai Medical Center in 2004.

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

Patricia L. Bitar, CPA.  Ms. Bitar joined us as our Chief Financial Officer in September 2014. Prior to joining us, Ms. Bitar was the Vice President and Corporate Controller at NuVasive, Inc., a medical device company, from April 2011 to April 2014 and the Senior Director of Financial Reporting from November 2009 to March 2011. From 2008 to October 2009 and during various periods of 1998 to 2006, Ms. Bitar provided independent financial consulting for a variety of companies, primarily in the biotechnology and electronics industries. From 2006 to 2008, Ms. Bitar served as the Corporate Controller at Orexigen Therapeutics, Inc., a biopharmaceutical company, where she was also the Senior Director of Financial Reporting from 2007 to 2008 and the Director of Financial Reporting from 2006 to 2007. From 1984 to 1991 and 1994 to 1998, Ms. Bitar worked in the Audit Department at Ernst & Young, where from 1988, she served as a Senior Audit Manager, working primarily with clients in the technology and biotechnology industries. Ms. Bitar is a certified public accountant and received an M.A.I.S. from the University of West Florida and a B.S. in Business Administration (Accounting) from Old Dominion University.

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

Non-Employee Directors

William R. LaRue.  Mr. LaRue has served as a member of our board of directors since July 2014. He served as the Chief Financial Officer, Senior Vice President and Treasurer at Cadence Pharmaceuticals, Inc., a biopharmaceutical company, from June 2006 until its acquisition by Mallinckrodt plc in March 2014, and from April 2007 to March 2014, he served as the Assistant Secretary at Cadence. Prior to joining Cadence, Mr. LaRue was the Senior Vice President and Chief Financial Officer of Micromet, Inc. (formerly CancerVax Corporation), a biotechnology company, from 2001 to 2006. From 2000 to 2001, Mr. LaRue served as the Executive Vice President and Chief Financial Officer of eHelp Corporation, a provider of user assistance software. Previously, he was the Vice President and Treasurer of Safeskin Corporation, a medical device company, from 1997 to 2000 and the Treasurer of GDE Systems, Inc., a high technology electronic systems company from 1993 to 1997. Mr. LaRue currently serves on the board of directors of Applied Proteomics, Inc., a developer of protein-based molecular diagnostics, a position he has held since July 2015. Mr. LaRue received a B.S. in business administration and an M.B.A. from the University of Southern California.

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

Paul Walker.  Mr. Walker has served on our board of directors since September 2014. Mr. Walker has been a partner of New Enterprise Associates, an investment firm focused on venture capital and growth equity investments, since April 2008, where Mr. Walker focuses on later-stage biotechnology and life sciences investments. From January 2001 to March 2008, Mr. Walker worked at MPM Capital, a life sciences venture capital firm, where he specialized in public, PIPE and mezzanine-stage life sciences investing as a general partner with the MPM BioEquities Fund. From July 1996 to December 2000, Mr. Walker served as a portfolio manager at Franklin Resources, Inc., a global investment management organization known as Franklin Templeton Investments. Mr. Walker was a member of the board of directors of TESARO, Inc., an oncology-focused biopharmaceutical company, from May 2010 to May 2014, and is a board observer of Sunesis Pharmaceuticals, Inc. and Interleuken Genetics, Inc., and manages a number of NEA’s other late-stage and public investments. Mr. Walker received a B.S. in biochemistry and cell biology from the University of California at San Diego and holds the Chartered Financial Analyst designation.

Our board of directors believes that Mr. Walker’s experience in the life sciences and venture capital industries, his educational background and his experience as a public company director provide him with the qualifications and skills to serve on our board of directors.

Stephen T. Worland, Ph.D., Dr. Worland has served as a member of our board of directors since February 2015. Since May 2012, Dr. Worland has served as the President and Chief Executive Officer and a director of eFFECTOR Therapeutics, Inc., a company focused on new treatments for cancer. Dr. Worland was President and Chief Executive Officer and a director of Anadys Pharmaceuticals, Inc., a biopharmaceutical company which discovered and developed treatments for Hepatitis C and cancer, from August 2007 until the company’s acquisition by Roche in November 2011. Dr. Worland joined Anadys in 2001 and served in a number of executive roles prior to being named Chief Executive Officer, including President, Pharmaceuticals, and Chief Scientific Officer. Dr. Worland began his healthcare industry career in 1988 at Agouron Pharmaceuticals, Inc. and remained with the company through its successful commercialization of an HIV protease inhibitor and successive acquisitions by Warner-Lambert and Pfizer. During this period, Dr. Worland held a number of positions, including Vice President, Antiviral Research and Director, Molecular Biology and Biochemistry. Dr. Worland was a National Institutes of Health Postdoctoral Fellow in Molecular Biology at Harvard University from 1985 to 1988. Dr. Worland received his B.S. with highest honors in Biological Chemistry from the University of Michigan and his Ph.D. in Chemistry from the University of California, Berkeley.

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

Corporate Governance

Our board of directors met nine times during the year ended December 31, 2015. The audit committee met five times. The compensation committee met six times. The nominating committee did not meet as a separate committee in 2015. Each member of our board attended 75% or more of the board meetings during the year ended December 31, 2015 that were held during the period for which he or she was a director (if any). Each member of the board who served on the audit or compensation committees attended at least 75% of the respective committee meetings during the year ended December 31, 2015 that were held during the period for which he or she was a committee member.

We do not have a formal policy regarding director attendance at our annual meetings; however, we encourage directors to attend.

Board Composition

Our business and affairs are organized under the direction of our board of directors, which currently consists of eight members. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required.

Two of our six current directors were elected to serve on our board of directors pursuant to an amended and restated voting agreement, dated September 19, 2014, by and among us and certain of our stockholders. Pursuant to the voting agreement, Mr. LaRue and Mr. Walker were selected to serve on our board of directors as representatives of our preferred stockholders, as designated by the holders of a majority of our outstanding preferred stock with respect to Mr. LaRue, and by New Enterprise Associates 14, L.P. with respect to Mr. Walker. Dr. Theuer was selected to serve on our board of directors as the director then serving as our Chief Executive Officer. The amended and restated voting agreement terminated in connection with the closing of our initial public offering, and each director previously elected to our board of directors pursuant to the amended and restated voting agreement will continue to serve as a director until his successor is duly elected and qualified.

Our board of directors has determined that all of our directors, except Dr. Theuer, are independent directors, as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

Our board of directors is divided into three classes, as follows:

•	Class I, which consists of Dr. Worland, whose term will expire at our annual meeting of stockholders to be held in 2016;

•	Class II, which consists of Dr. Mattingly and Dr. Twiford, and whose terms will expire at our annual meeting of stockholders to be held in 2017; and

•	Class III, which consists of Mr. LaRue, Dr. Theuer and Mr. Walker, and whose terms will expire at our annual meeting of stockholders to be held in 2018.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will serve until the third annual meeting following their election and until their successors are duly elected and qualified. The authorized size of our board of directors is currently eight members. The authorized number of directors may be changed only by resolution by a majority of the board of directors. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management. Our directors may be removed for cause by the affirmative vote of the holders of at least 662/3% of our voting stock.

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

Audit Committee

Our audit committee consists of Mr. LaRue, Mr. Walker and Dr. Worland. Our board of directors has determined that each of the members of this committee satisfies the NASDAQ Stock Market independence requirements. Each member of our audit committee can read and understand fundamental financial statements in accordance with NASDAQ audit committee requirements. In arriving at this determination, the board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

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

Compensation Committee

Our compensation committee consists of Dr. Twiford, Mr. LaRue and Dr. Mattingly. Dr. Twiford serves as the chair of our compensation committee. Our board of directors has determined that each of the members of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, or the Exchange Act, is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, and satisfies the NASDAQ Stock Market independence requirements. The functions of this committee include, among other things:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Mr. Walker, Dr. Mattingly and Dr. Worland. Our board of directors has determined that each of the members of this committee satisfies the NASDAQ Stock Market independence requirements. Mr. Walker serves as the chair of our nominating and corporate governance committee. The functions of this committee include, among other things:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC rules, our directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based solely on its review of copies of reports provided to us pursuant to Rule 16a-3(e) of the Exchange Act and representations of such reporting persons, we believe that during the year ended December 31, 2015, such SEC filing requirements were satisfied, with the exception of one late Form 4 filed on behalf of Brookline Tracon Investment Fund and Brookline Tracon Investment Fund II on December 21, 2015 (which was with respect to a transaction from July 30, 2015).

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

Item 11.  Executive Compensation.

Our named executive officers for the year ended December 31, 2015, which consist of our principal executive officer and two other executive officers as of December 31, 2015, are:

•	Charles P. Theuer, M.D., Ph.D., our President and Chief Executive Officer,
•	Ronald L. Shazer, M.D., M.B.A., our Chief Medical Officer; and
•	Patricia L. Bitar, CPA, our Chief Financial Officer.

Summary Compensation Table

				Non-equity
				incentive
			Option	plan	All other
		Salary	awards	compensation	compensation	Total
Name and principal position	Year	($)	($)(1)	($)(2)	($)	($)
Charles P. Theuer, M.D., Ph.D.	2015	470,000	1,400,000	206,565	10,600	2,087,165
President and Chief Executive Officer	2014	395,000	636,596	191,575	10,400	1,233,571
Ronald L. Shazer, M.D., M.B.A.(3)	2015	85,032	1,000,000	21,262	—	1,106,294
Chief Medical Officer
Patricia L. Bitar, CPA(4)	2015	302,500	500,000	75,639	10,600	888,739
Chief Financial Officer	2014	69,231	280,937	19,784	2,500	372,452

(1)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 6 to our consolidated financial statements included elsewhere in this Annual Report. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying the stock options.

(2)	Amounts shown represent annual performance-based bonuses earned for the respective fiscal year. For more information, see below under “—Annual Performance-Based Bonus Opportunity.”
(3)	Dr. Shazer was hired in October 2015.
(4)	Ms. Bitar was hired in September 2014.

Annual Base Salary

The compensation of our named executive officers is generally determined and approved by our board of directors, based on the recommendation of the compensation committee of our board of directors. The table below shows the annual base salaries for our named executive officers in 2015:

Name	2015 Base Salary ($)
Charles P. Theuer, M.D., Ph.D.	470,000
Ronald L. Shazer, M.D., M.B.A.	350,000
Patricia L. Bitar, CPA	302,500

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

For 2015, Dr. Theuer was eligible to receive a target bonus of up to 50% of his base salary and both Dr. Shazer and Ms. Bitar were eligible to receive a target bonus of up to 30% of their base salary, each pursuant to the terms of his or her employment agreement described below under “—Agreements with our Named Executive Officers.” Our board of directors will also consider each named executive officer’s individual contributions towards reaching our annual corporate goals. There is no minimum bonus percentage or amount established for the named executive officers and, as a result, the bonus amounts vary from year to year based on corporate and individual performance. In March 2015, our board of directors approved our corporate goals for 2015, with financial goals assigned a 30% weight, project-based goals assigned a 60% weight and team-based goals assigned a 10% weight.

On January 21, 2016, the board of directors, upon the recommendation of the compensation committee, determined that we had achieved 88% of the 2015 corporate goals for purposes of 2015 annual performance-based bonuses.  Based on the determination of 88% corporate goal achievement, Dr. Theuer was awarded a 2015 annual performance-based cash bonus in the amount of $206,565. Additionally, based on the Committee’s and Dr. Theuer’s assessment, Dr. Shazer and Ms. Bitar were awarded 2015 annual performance-based cash bonuses in the amounts of $21,262 and $75,639, respectively, with Dr. Shazer’s award being pro-rated due to his employment commencing in 2015.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our named executive officers. Our board of directors is responsible for approving equity grants. In the fiscal year ending December 31, 2015, stock option awards were the only form of equity awards we granted to our named executive officers. Vesting of the stock option awards is tied to continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial new hire grant upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

With the exception of stock option awards granted to Dr. Theuer, described below under “—Potential Payments Upon Termination or Change in Control,” all of our outstanding stock option awards to executives as of December 31, 2015 contain a double trigger acceleration feature. Pursuant to such double trigger acceleration feature, in the event of the holder’s cessation of continuous service without cause, and not due to a death or disability, in connection with or within either 12 or 18 months following consummation of a change in control, the vesting and exercisability of the option will be accelerated in full.

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

Agreement with Dr. Theuer.  In May 2015, we entered into an employment agreement with Dr. Theuer that governs the terms of his employment with us. Pursuant to the agreement, Dr. Theuer was entitled to an annual base salary of $470,000 and is eligible to receive an annual performance bonus of up to 50% of his base salary, as determined by our board of directors. Dr. Theuer was also entitled to reimbursement of his legal expenses incurred in connection with negotiating his amended agreement (up to $2,500). Dr. Theuer is additionally entitled to certain severance benefits pursuant to his agreement, the terms of which are described below under “—Potential Payments Upon Termination or Change of Control.”

Agreement with Dr. Shazer.  We entered into a letter agreement with Dr. Shazer in September 2015 that governs the terms of his employment with us. Pursuant to the agreement, Dr. Shazer is entitled to an initial annual base salary of $350,000, is eligible to receive an annual target performance bonus of up to 30% of his base salary, as determined by our board of directors, and was granted an option to purchase an aggregate of 153,139 shares of our common stock. Dr. Shazer is additionally entitled to certain severance benefits pursuant to a severance agreement, the terms of which are described below under “—Potential Payments Upon Termination or Change of Control.”

Agreement with Ms. Bitar.  We entered into a letter agreement with Ms. Bitar in September 2014 that governs the terms of her employment with us. Pursuant to the agreement, Ms. Bitar was entitled to an initial annual base salary of $250,000, was eligible to receive an annual target performance bonus of up to 30% of her base salary, as determined by our board of directors, and was granted an option to purchase an aggregate of 59,115 shares of our common stock. Ms. Bitar is additionally entitled to certain severance benefits pursuant to a severance agreement, the terms of which are described below under “—Potential Payments Upon Termination or Change of Control.”

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

Dr. Shazer. We entered into a severance agreement with Dr. Shazer in October 2015 under our severance plan. Pursuant to the agreement, if Dr. Shazer’s employment is terminated without cause or if he resigns for good reason within 12 months following a change of control, he will be entitled to a severance payment equal to nine months of his annual base salary and payment of his health insurance premium for nine months.

Ms. Bitar. We entered into a severance agreement with Ms. Bitar in September 2014, as amended in February 2015, under our severance plan. Pursuant to the agreement, if Ms. Bitar’s employment is terminated without cause or if she resigns for good reason within 12 months following a change of control, she will be entitled to a severance payment equal to nine months of her annual base salary and payment of her health insurance premium for nine months.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards granted to our named executive officers that remain outstanding as of December 31, 2015.

						Option Awards(1)
			Number of	Number of		Option
			securities	securities		exercise
			underlying	underlying		price
		Vesting	unexercised	unexercised		per	Option
	Grant	commencement	options (#)	options (#)		share	expiration
	date	date	exercisable	unexercisable		($)(2)	date
Charles P. Theuer, M.D., Ph.D.	9/20/2011	3/31/2011	177,336	—		0.70	9/19/2021
	3/14/2013	7/13/2012	22,070	3,769		1.34	3/13/2023
	5/23/2013	5/15/2013	43,928	24,091		1.34	5/22/2023
	10/3/2014	10/3/2014	24,084	58,491		7.04	10/2/2024
	10/3/2014	10/3/2014	14,984	36,394	(3)	7.04	10/2/2024
	3/26/2015	3/26/2015	—	147,213		14.34	3/25/2025

Ronald L. Shazer, M.D., M.B.A.	10/5/2015	10/5/2015	—	153,139		9.91	10/4/2025

Patricia L. Bitar, CPA	10/3/2014	9/22/2014	18,473	40,642		7.04	10/2/2024
	3/25/2015	3/25/2015	—	51,546		14.62	3/24/2015

(1)

Except as specifically noted, all of the option awards have a four-year vesting schedule. Dr. Theuer’s options granted prior to October 3, 2014 vest in equal monthly tranches over the four-year vesting period, and Dr. Shazer’s and Ms. Bitar’s options, and Dr. Theuer’s October 3, 2014 and March 26, 2015 option awards, include a one-year cliff and monthly vesting thereafter. The options are also eligible for accelerated vesting on a qualifying termination as described above under “—Potential Payments Upon Termination or Change of Control.”

(2)

All of the option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant, as determined in good faith by our board of directors.

(3)	Option award includes an additional vesting condition that our initial public offering be completed prior to March 31, 2015, and such offering was completed in February 2015.

Option Exercises

Dr. Theuer exercised 10,000 options during the year ended December 31, 2015.

Option Repricings

We did not engage in any repricings or other modifications or cancellations to any of our named executive officers’ outstanding equity awards during the year ended December 31, 2015.

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

401(k) Plan

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our named executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code, and is also intended to qualify as a safe harbor plan. During 2015, we made matching contributions of 100% of the amount of each participant’s contributions, up to 4% of each participant’s compensation. The 401(k) plan currently does not offer the ability to invest in our securities.

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

If a stock award granted under the 2015 plan expires or otherwise terminates without being exercised in full, or is settled in cash, the shares of our common stock not acquired pursuant to the stock award again will become available for subsequent issuance under the 2015 plan. In addition, the following types of shares of our common stock under the 2015 plan may become available for the grant of new stock awards under the 2015 plan: (1) shares that are forfeited to or repurchased by us prior to becoming fully vested; (2) shares withheld to satisfy income or employment withholding taxes; or (3) shares used to pay the exercise or purchase price of a stock award. Shares issued under the 2015 plan may be previously unissued shares or reacquired shares bought by us on the open market. As of February 12, 2016, 861,621 shares of common stock were subject to outstanding awards under the 2015 plan.

In December 2015, the 2015 Plan was amended to allow an additional 500,000 shares of common stock to be used exclusively for the grant of awards as a material inducement for individuals to commence employment in compliance with NASDAQ Listing Rule 5635(c)(4).

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

Share Reserve.  The initial number of shares we reserved for issuance pursuant to the 2011 plan was 843,586 shares, which was increased in September 2014 to 1,070,976 shares in connection with our issuance of shares of our Series B redeemable convertible preferred stock. As of February 12, 2016,  85,815 shares of common stock were issued and outstanding pursuant to options under the plan that had been exercised, and 957,035 shares of common stock were subject to outstanding awards. No additional awards will be granted under the 2011 plan, and all awards granted under the 2011 plan that are repurchased, forfeited, expired, are cancelled or otherwise not issued will become available for grant under the 2015 plan in accordance with its terms.

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

Share Reserve.  The ESPP authorizes the issuance of 183,462 shares of our common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2016 through January 1, 2025 by the least of (1) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (2) 366,925 shares, or (3) a number determined by our board of directors that is less than (1) and (2). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. As of December 31, 2015, 15,009 shares of our common stock have been purchased under the ESPP.

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

Director Compensation

Our board of directors adopted a new compensation policy in December 2014,  which was subsequently amended in March 2015, and is applicable to all of our non-employee directors. This compensation policy provides that each non-employee director will receive the following compensation for service on our board of directors:

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

•

an automatic annual option grant to purchase 15,000 shares of our common stock for each non-employee director serving on the board of directors on the date of our annual stockholder meeting (including by reason of his or her election at such meeting), in each case vesting 100% as of the earlier of the date of our next annual stockholder meeting and the one-year anniversary of the date of grant; and

•

upon first joining our board of directors following our initial public offering an automatic initial grant of an option to purchase 25,000 shares of our common stock that vests ratably in annual installments over a three-year period following the grant date.

Each of the option grants described above will vest and become exercisable subject to the director’s continuous service with us, provided that each option will vest in full upon a change of control, as defined under our 2015 plan. The options will be granted under our 2015 plan, the terms of which are described in more detail above under “—Equity Benefit Plans—2015 Equity Incentive Plan.”

Director Summary Compensation Table

The following table summarizes director compensation for the year ended December 31, 2015:

	Fees Earned	Stock
	or Paid in Cash	awards	Total
Director	($)	($)(1)	($)
William R. LaRue	41,250	224,691	265,941
Martin A. Mattingly, Pharm.D.	32,813	367,472	400,285
J. Rainer Twiford, J.D., Ph.D.	33,750	120,300	154,050
Paul Walker	37,500	120,300	157,800
Stephen T. Worland, Ph.D.	34,688	339,071	373,759

(1)	All of the option awards were granted under the 2015 plan, the terms of which are described below under “—Equity Benefit Plans.”

We did not provide cash compensation to our non-employee directors during 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current executive officers and directors as a group.

Information with respect to beneficial ownership is based upon information supplied by our officers, directors and principal stockholders and/or a review of Schedules 13D and 13G, if any, and other documents filed with the SEC. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before March 31, 2016, which is 60 days after January 31, 2016. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

The percentage ownership information under the column entitled “Percent of Shares Beneficially Owned” is based on 12,185,242 shares of common stock outstanding as of January 31, 2015. Except as otherwise noted below, the address for each person or entity listed in the table is c/o TRACON Pharmaceuticals, Inc., 8910 University Center Lane, Suite 700, San Diego, California 92122.

	Number of	Percentage of
	shares	shares
Name and address of	beneficially	beneficially
beneficial owner	owned	owned
5% or greater stockholders:

New Enterprise Associates 14, L.P.(1)
1954 Greenspring Drive, Suite 600
Timonium, MD 21093	1,889,652	15.5%

JAFCO Super V3 Investment Limited Partnership(2)
Otemachi First Square, West Tower 11F
1-5-1 Otemachi, Chiyoda-ku
Tokyo 100-0004, Japan	1,497,053	12.3%

Nextech III Oncology, LPCI(3)
Scheuchzerstrasse 35
8006 Zurich, Switzerland	875,991	7.2%

Laurence W. Lytton(4)
467 Central Park West
New York, NY 10025	651,944	5.4%

BMV Direct II LP(5)
17190 Bernardo Center Drive
San Diego, CA 92128	611,785	5.0%

Directors and Named Executive Officers:

Charles P. Theuer, M.D., Ph.D.(6)	335,942	2.7%
William R. LaRue(7)	14,008	*
Martin A. Mattingly, Pharm.D.(8)	8,333	*
J. Rainer Twiford, J.D., Ph.D.(9)	171,374	1.4%
Paul Walker(10)	—	*
Stephen T. Worland, Ph.D.(11)	8,333	*
Ronald L. Shazer, M.D., M.B.A.(12)	—	*
H Casey Logan, M.B.A.(13)	101,795	*
Patricia L. Bitar, CPA(14)	35,547	*
All executive officers and directors as a group (9 persons)(15)	675,332	5.3%

*Represents beneficial ownership of less than 1%.

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

(2)

Represents 1,497,053 shares of common stock beneficially owned by JAFCO Super V3 Investment Limited Partnership, or JAFCO. JAFCO Co., Ltd. is the general partner of JAFCO. As President, Chief Executive Officer and Chairperson of the investment committee of JAFCO Co., Ltd., Shinichi Fuki has voting and investment authority over the shares held by JAFCO.

(3)

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

(4)

Based solely upon a Schedule 13G filed on January 8, 2016, by Laurence W. Lytton. According to the Schedule 13G, Mr. Lytton has sole voting and dispositive power with respect to 584,016 shares and shared voting and dispositive power with respect to 67,928 shares.

(5)

Represents 611,785 shares of common stock beneficially owned by BMV Direct II LP. The sole general partner of BMV Direct II LP is BioMed Realty, L.P. The sole general partner of BioMed Realty, L.P. is BioMed Realty Trust, Inc., a publicly traded company.

(6)	Includes 333,442 shares of common stock subject to options exercisable as of March 31, 2016.

(7)	Includes 4,893 shares of common stock subject to repurchase and 5,620 shares of common stock subject to options exercisable as of March 31, 2016.

(8)	Includes 8,333 shares of common stock subject to options exercisable as of March 31, 2016.

(9)

Includes 10,572 shares of common stock beneficially owned by Brookline Investment Fund, LLC, 49,380 shares of common stock beneficially owned by CSA Biotechnology Fund I, LLC and 93,460 shares of common stock beneficially owned by CSA Biotechnology Fund II, LLC. J. Rainer Twiford, J.D., Ph.D., one of our directors, has voting and dispositive control over these shares. Dr. Twiford disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes 17,962 shares of outstanding common stock held by MCT Investments, LLC. Dr. Twiford’s spouse, Marsha C. Twiford, has voting and investment power with respect to the shares held by MCT Investments, LLC.

(10)	Paul Walker is a partner of New Enterprise Associates.

(11)	Includes 8,333 shares of common stock subject to options exercisable as of March 31, 2016.

(12)	Ronald L. Shazer, M.D., M.B.A., joined us as Chief Medical Officer in October 2015.

(13)	Consists of 100,695 shares of common stock subject to options exercisable as of March 31, 2016.

(14)	Consists of 35,054 shares of common stock subject to options exercisable as of March 31, 2016.

(15)	Consists of the shares of outstanding common stock and shares of common stock subject to options exercisable as of March 31, 2016 referred to in footnotes (1), (6), (7), (8), (9), (11), (13) and (14).

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)		(b)	(c)
				Number of securities
	Number of			remaining available for
	securities to be			future issuance under
	issued upon exercise		Weighted-average	equity compensation
	of outstanding		exercise price of	plans (excluding
	options, warrants		outstanding options,	securities reflected in
Plan Category	and rights		warrants and rights	column (a))
Equity compensation plans approved by stockholders(1):
2011 Equity Incentive Plan(2)	966,335	(3)	$3.33	—

2015 Equity Incentive Plan(4)	821,814	(3)	$12.97	7,345

2015 Employee Stock Purchase Plan(5)	—		$—	168,453
Equity compensation plans not approved by stockholders:
2015 Equity Incentive Plan - Inducement awards(6)	—		$—	500,000

(1)	For a description of our equity compensation plans, see “Item 11. Executive Compensation.”

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

(6)

In December 2015, the 2015 Plan was amended to allow an additional 500,000 shares of common stock to be used exclusively for the grant of awards as a material inducement for individuals to commence employment at the Company in compliance with NASDAQ Listing Rule 5635(c)(4).

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

Initial Public Offering

In February 2015, we completed our initial public offering pursuant to which we issued and sold an aggregate of 3,600,000 shares of our common stock, at a price to the public of $10.00 per share. In addition, we completed a concurrent private placement with New Enterprise Associates 14, L.P. in which we sold 500,000 shares of our common stock at a price of $10.00 per share. The following table sets forth the number of shares of common stock purchased by holders of more than 5% of our common stock or entities affiliated with them, including entities affiliated with certain of our directors or former directors at the closing of the initial public offering:

	Shares of
	Common	Purchase
Name(1)	Stock	Price
JAFCO Super V3 Investment Limited Partnership	257,950	$2,579,500
New Enterprise Associates 14, L.P.	500,000	$5,000,000
Nextech III Oncology, LPCI	174,117	$1,741,170
BMV Direct II LP	131,155	$1,311,550

(1)	Additional detail regarding these stockholders and their equity holdings is provided under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Certain of our directors or former directors have affiliations with the investors that participated in our initial public offering and concurrent private placement as described above, as indicated in the table below:

Director or Former Director	Investor
Kenji Harada, Ph.D.	JAFCO Super V3 Investment Limited Partnership
Hironori Hozoji	JAFCO Super V3 Investment Limited Partnership
Paul Walker	New Enterprise Associates 14, L.P.
Alfred Scheidegger, Ph.D.	Nextech III Oncology, LPCI

Series B Preferred Stock Financing

In September 2014, we entered into a Series B preferred stock purchase agreement, pursuant to which we issued and sold to investors an aggregate of 12,400,274 shares of our Series B redeemable convertible preferred stock at a purchase price of approximately $2.19 per share, for aggregate consideration of $27.2 million.

The participants in this Series B preferred stock financing included holders of more than 5% of our capital stock and entities affiliated with our directors at the time of the Series B financing. The following table sets forth the aggregate number of shares of Series B redeemable convertible preferred stock issued to these related parties in this preferred stock financing:

		Shares of Series B
		Redeemable
		Convertible
Participants	Cash Payments	Preferred Stock
Greater than 5% Stockholders
Arcus Ventures Fund, LP	$454,545.85	207,224
BHP No. 2 Investment Limited Partnership	$454,545.85	207,224
Brookline Tracon Investment Fund II, LLC(1)	$2,049,999.04	934,579
JAFCO Super V3 Investment Limited Partnership(1)	$2,272,729.22	1,036,120
Nextech III Oncology, LPCI(1)(2)	$1,022,728.15	466,254

Entities Affiliated with Our Directors and Officers
New Enterprise Associates 14, L.P.(3)	$11,796,544.30	5,377,955
ONC Partners, L.P.(1)	$340,909.39	155,418

(1)

One of our directors (J. Rainer Twiford, J.D., Ph.D.) is affiliated with Brookline Tracon Investment Fund II, LLC; two of our former directors (Kenji Harada, Ph.D., and Hironori Hozoji) are affiliated with JAFCO Super V3 Investment Limited Partnership; and one of our former directors (Alfred Scheidegger, Ph.D.) is affiliated with Nextech III Oncology, LPCI and ONC Partners, L.P.

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

Brookline Group, LLC, an affiliate of Brookline Tracon Investment Fund II, LLC, a holder of more than five percent of our common stock at the time of the Series B financing, acted as a nonexclusive placement agent for the Series B preferred stock financing and received a fee in the amount of $95,727.22 in consideration for such services.

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

Item 14.  Principal Accountant Fees and Services.

Audit and All Other Fees

The following table presents fees for services rendered by Ernst & Young LLP, our independent registered public accounting firm, for 2015 and 2014 in the following categories:

	Years ended December 31,
	2015	2014

Audit Fees (1)	$201,454	$1,057,706
Tax Fees (2)	42,000	8,000
All Other Fees	—	—
	$243,454	$1,065,706

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

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All fees paid to Ernst & Young LLP during the years ended December 31, 2015 and 2014 were pre-approved by our audit committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

1. Financial Statements

The consolidated financial statements of TRACON Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2015:

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

10.3+(3)

TRACON Pharmaceuticals, Inc. 2015 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Notice of Exercise and Restricted Stock Unit Agreement thereunder, as amended December 14, 2015.

Exhibit Number	Description of Document

10.4+(4)	TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended March 26, 2015.

10.5+(4)	TRACON Pharmaceuticals, Inc. 2015 Employee Stock Purchase Plan.

10.6+(4)	Employment Agreement by and between the Registrant and Charles P. Theuer, M.D., Ph.D., dated May 8, 2015.

10.7+(2)	Employment Agreement by and between the Registrant and H Casey Logan, M.B.A., dated February 18, 2013, as amended on September 17, 2014.

10.8+(2)	Offer Letter by and between the Registrant and Patricia Bitar, dated September 17, 2014.

10.9+(2)	TRACON Pharmaceuticals, Inc. Severance Plan and Summary Plan Description.

10.10+	Severance Agreement by and between the Registrant and Patricia Bitar, dated September 22, 2014, as amended February 15, 2016.

10.11+(4)	Offer letter by and between the Registrant and Ronald L. Shazer, dated September 11, 2015.

10.12+(5)	Severance Agreement by and between the Registrant and Ronald L. Shazer, dated October 5, 2015.

10.13(2)	Office Lease Agreement by and between the Registrant and Glenborough Aventine, LLC, dated February 10, 2011, as amended on September 16, 2013 and September 15, 2014.

10.14(6)	Third Amendment to Office Lease Agreement by and between the Registrant and Glenborough Aventine, LLC, dated February 20, 2015.

10.15	Fourth Amendment to Office Lease Agreement by and between the Registrant and Glenborough Aventine, LLC, dated November 30, 2015.

10.16*(2)	License Agreement by and between the Registrant and Santen Pharmaceutical Co., Ltd., dated March 3, 2014, as amended.

10.17*	Second Amendment to License Agreement by and between the Registrant and Santen Pharmaceutical Co., Ltd., dated January 31, 2016.

10.18*(2)

License Agreement by and among the Registrant and Roswell Park Cancer Institute and Health Research, Inc., dated November 1, 2005, as amended on November 12, 2009, February 11, 2010 and September 18, 2014.

10.19*(2)	License Agreement by and between the Registrant and Case Western Reserve University, dated August 2, 2006.

10.20*(4)	Amendment to Case License Agreement by and between the Registrant and Case Western Reserve University, dated April 3, 2015.

10.21*(2)	License Agreement by and between the Registrant and Lonza Sales AG, dated June 29, 2009.

Exhibit Number	Description of Document
10.22(2) 10.23(2) 10.24(4) 10.25(4)

Warrant to Purchase Stock issued to Silicon Valley Bank on November 14, 2013.

Warrant to Purchase Stock issued to Silicon Valley Bank on June 4, 2014.

Warrant to Purchase Stock issued to Silicon Valley Bank on May 13, 2015.

Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated May 13, 2015.

10.26*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated December 22, 2010.

10.27

Amendment #2 to Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated November 12, 2015.

10.28*(2)

Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated January 28, 2011, as amended on March 12, 2013.

10.29

Amendment #2 to Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated January 27, 2016.

10.30*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated August 7, 2012.

10.31*(2)	Sponsored Research Agreement by and between the Registrant and Tufts Medical Center, Inc., dated December 16, 2014.

10.32(7)	At-the-Market Equity Offering Sales Agreement, dated as of February 1, 2016, by and between the Registrant and Stifel, Nicolaus & Company, Incorporated.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

+Indicates management contract or compensatory plan.

*Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.

(2) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.

(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2015.

(4) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 14, 2015.

(5) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 4, 2015.

(6) Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2015.

(7) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 1, 2016.

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

Signature	Title	Date

/s/ Charles P. Theuer, M.D., PH.D.	President, Chief Executive Officer and Member of the Board of Directors	February 18, 2016
Charles P. Theuer, M.D., Ph.D.	(Principal Executive Officer)

/s/ Patricia L. Bitar, CPA	Chief Financial Officer, Assistant Secretary and Treasurer	February 18, 2016
Patricia L. Bitar, CPA	(Principal Financial and Accounting Officer)

/s/ William R. LaRue	Member of the Board of Directors	February 18, 2016
William R. LaRue

/s/ Martin A. Mattingly, Pharm. D.	Member of the Board of Directors	February 18, 2016
Martin A. Mattingly, Pharm.D.

/s/ J. Rainer Twiford, J.D., PH.D	Member of the Board of Directors	February 18, 2016
J. Rainer Twiford, J.D., Ph.D.

/s/ Paul Walker	Member of the Board of Directors	February 18, 2016
Paul Walker

/s/ Stephen T. Worland	Member of the Board of Directors	February 18, 2016
Stephen T. Worland., Ph.D.

Exhibit Index

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.

3.2(1)	Amended and Restated Bylaws, as currently in effect.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.

10.1+(2)	Form of Indemnity Agreement by and between the Registrant and its directors and officers.

10.2+(2)	TRACON Pharmaceuticals, Inc. 2011 Equity Incentive Plan and Forms of Stock Option Agreement and Notice of Exercise thereunder.

10.3+(3)

TRACON Pharmaceuticals, Inc. 2015 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Notice of Exercise and Restricted Stock Unit Agreement thereunder, as amended December 14, 2015.

10.4+(4)	TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended March 26, 2015.

10.5+(4)	TRACON Pharmaceuticals, Inc. 2015 Employee Stock Purchase Plan.

10.6+(4)	Employment Agreement by and between the Registrant and Charles P. Theuer, M.D., Ph.D., dated May 8, 2015.

10.7+(2)	Employment Agreement by and between the Registrant and H Casey Logan, M.B.A., dated February 18, 2013, as amended on September 17, 2014.

10.8+(2)	Offer Letter by and between the Registrant and Patricia Bitar, dated September 17, 2014.

10.9+(2)	TRACON Pharmaceuticals, Inc. Severance Plan and Summary Plan Description.

10.10+	Severance Agreement by and between the Registrant and Patricia Bitar, dated September 22, 2014, as amended February 15, 2016.

10.11+(4)	Offer letter by and between the Registrant and Ronald L. Shazer, dated September 11, 2015.

10.12+(5)	Severance Agreement by and between the Registrant and Ronald L. Shazer, dated October 5, 2015.

10.13(2)	Office Lease Agreement by and between the Registrant and Glenborough Aventine, LLC, dated February 10, 2011, as amended on September 16, 2013 and September 15, 2014.

10.14(6)	Third Amendment to Office Lease Agreement by and between the Registrant and Glenborough Aventine, LLC, dated February 20, 2015.

10.15	Fourth Amendment to Office Lease Agreement by and between the Registrant and Glenborough Aventine, LLC, dated November 30, 2015.

Exhibit Number	Description of Document

10.16*(2)	License Agreement by and between the Registrant and Santen Pharmaceutical Co., Ltd., dated March 3, 2014, as amended.

10.17*	Second Amendment to License Agreement by and between the Registrant and Santen Pharmaceutical Co., Ltd., dated January 31, 2016.

10.18*(2)

License Agreement by and among the Registrant and Roswell Park Cancer Institute and Health Research, Inc., dated November 1, 2005, as amended on November 12, 2009, February 11, 2010 and September 18, 2014.

10.19*(2)	License Agreement by and between the Registrant and Case Western Reserve University, dated August 2, 2006.

10.20*(4)	Amendment to Case License Agreement by and between the Registrant and Case Western Reserve University, dated April 3, 2015.

10.21*(2)	License Agreement by and between the Registrant and Lonza Sales AG, dated June 29, 2009.

10.22(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on November 14, 2013.

10.23(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on June 4, 2014.

10.24(4)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 13, 2015.

10.25(4)	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated May 13, 2015.

10.26*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated December 22, 2010.

10.27

Amendment #2 to Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated November 12, 2015.

10.28*(2)

Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated January 28, 2011, as amended on March 12, 2013.

10.29

Amendment #2 to Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated January 27, 2016.

10.30*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated August 7, 2012.

10.31*(2)	Sponsored Research Agreement by and between the Registrant and Tufts Medical Center, Inc., dated December 16, 2014.

10.32(7)	At-the-Market Equity Offering Sales Agreement, dated as of February 1, 2016, by and between the Registrant and Stifel, Nicolaus & Company, Incorporated.

Exhibit Number	Description of Document
23.1 24.1	Consent of Independent Registered Public Accounting Firm. Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

+Indicates management contract or compensatory plan.

*Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.

(2) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.

(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2015.

(4) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 14, 2015.

(5) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 4, 2015.

(6) Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2015.

(7) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 1, 2016.