Form 10-Q
period 2016-03-31
Tracon Pharmaceuticals, Inc.
filed 2016-05-11
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

The number of outstanding shares of the registrant’s common stock as of May 5, 2016 was 12,203,886.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,265	$41,373
Short-term investments	2,225	10,783
Prepaid and other assets	1,305	1,150
Total current assets	46,795	53,306
Property and equipment, net	152	173
Other assets	43	43
Total assets	$46,990	$53,522
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,607	$8,281
Accrued compensation and related expenses	785	1,163
Current portion of deferred revenue	2,389	3,353
Long-term debt, current portion	2,417	1,378
Total current liabilities	14,198	14,175
Other long-term liabilities	886	905
Long-term debt, less current portion	6,586	7,464
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares— 10,000,000 at March 31, 2016 and December 31, 2015; issued and outstanding shares—none	—	—
Common stock, $0.001 par value; authorized shares—200,000,000 at March 31, 2016 and December 31, 2015; issued and outstanding shares —12,185,242 and 12,175,942 at March 31, 2016 and December 31, 2015, respectively	12	12
Additional paid-in capital	90,424	89,556
Accumulated deficit	(65,116)	(58,590)
Total stockholders’ equity	25,320	30,978
Total liabilities and stockholders’ equity	$46,990	$53,522

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2016	2015

Collaboration revenue	$1,210	$1,132
Operating expenses:
Research and development	5,495	3,831
General and administrative	2,009	1,013
Total operating expenses	7,504	4,844
Loss from operations	(6,294)	(3,712)
Other income (expense):
Interest expense, net	(293)	(256)
Other income (expense), net	61	(27)
Total other income (expense)	(232)	(283)
Net loss	(6,526)	(3,995)
Accretion to redemption value of redeemable convertible preferred stock	—	(31)
Net loss attributable to common stockholders	$(6,526)	$(4,026)

Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.50)
Weighted-average shares outstanding, basic and diluted	12,179,442	8,024,579

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(6,526)	$(3,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	857	247
Depreciation and amortization	24	8
Amortization of debt discount	26	34
Amortization of premium/discount on short-term investments	2	—
Noncash interest	135	126
Change in fair value of preferred stock warrant liability	—	65
Deferred rent	(12)	(8)
Deferred revenue	(964)	(805)
Changes in assets and liabilities:
Prepaid expenses and other assets	(155)	(962)
Accounts payable and accrued expenses	323	842
Accrued compensation and related expenses	(378)	(352)
Net cash used in operating activities	(6,668)	(4,800)
Cash flows from investing activities
Purchase of property and equipment	(3)	(2)
Purchases of available-for-sale short-term investments	(1,445)	—
Proceeds from the maturity of available-for-sale short-term investments	10,001	—
Net cash provided by (used in) investing activities	8,553	(2)
Cash flows from financing activities
Repayment of long-term debt	—	(1,177)
Proceeds from sale of common stock, net of offering costs paid in the current period	—	36,263
Proceeds from issuance of common stock under equity plans	7	7
Net cash provided by financing activities	7	35,093
Net increase in cash and cash equivalents	1,892	30,291
Cash and cash equivalents at beginning of period	41,373	35,000
Cash and cash equivalents at end of period	$43,265	$65,291

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TRACON Pharma Limited, which was formed in September 2015. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

As of March 31, 2016, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of March 31, 2016, the Company had an accumulated deficit of $65.1 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues the development and commercialization of its product candidates; (ii) works to develop additional product candidates through research and development programs; and (iii) continues to expand its corporate infrastructure. At March 31, 2016, the Company had cash, cash equivalents and short-term investments of $45.5 million. Based on the Company’s current business plan, management believes that existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s obligations for at least the next twelve months. The Company plans to continue to fund its losses from operations and capital funding needs through cash and investments on hand, as well as future debt and equity financing and potential collaboration arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements at March 31, 2016, and for the three months ended March 31, 2016 and 2015, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, included in its Annual Report on Form 10-K filed with the SEC on February 19, 2016.

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to revenue recognition and the valuation of equity awards. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2016 and 2015, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option grants, employee restricted stock unit grants and employee stock purchase plan (ESPP) rights recognized as expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. The Company estimates the fair value of stock option grants and ESPP rights using the Black-Scholes option pricing model.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 5,243 and 7,344 weighted-average shares subject to repurchase from the weighted-average number of common shares outstanding for the three months ended March 31, 2016, and 2015, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended
	March 31,
	2016	2015
Warrants to purchase common stock	57,173	38,758
Common stock options and restricted stock units	2,089,186	1,482,454
ESPP shares	3,000	2,098
	2,149,359	1,523,310

Recent Accounting Pronouncements Not Yet Adopted

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes an update which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company is evaluating the impact of this standard on its financial statements and related disclosures but does not anticipate a material impact on its financial statements.

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 was effective for interim and annual periods beginning on January 1, 2016. The Company applied the amended presentation requirements in the first quarter of 2016, which resulted in no change on its financial statements.

2.Short-Term Investments and Fair Value Measurements

At March 31, 2016, short-term investments consist of certificates of deposit. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value, with the unrealized gains and losses reported as a component of other comprehensive income in equity until realized. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

Realized gains and losses from the sale of short-term investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of operations. Realized and unrealized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations.  At March 31, 2016, the remaining contractual maturities of all available-for-sale investments were less than one year.

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

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2016
Certificates of deposit and money market funds, included in Cash equivalents and Short-term investments	$15,024	$—	$15,024	$—
At December 31, 2015
Certificates of deposit and money market funds, included in Cash equivalents and Short-term investments	$14,996	$—	$14,996	$—

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

3.Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Computer and office equipment	$115	$112
Furniture and fixtures	19	19
Leasehold improvements	124	99
Construction in process	—	25
	258	255
Less accumulated depreciation and amortization	(106)	(82)
	$152	$173

Depreciation expense related to property and equipment totaled approximately $24,000 and $8,000 for the three months ended March 31, 2016 and 2015, respectively.

4.Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Long-term debt	$10,000	$10,000
Less debt discount, net of current portion	(414)	(536)
Long-term debt, net of debt discount	9,586	9,464
Less current portion of long-term debt	(3,000)	(2,000)
Long-term debt, net of current portion	$6,586	$7,464
Current portion of long-term debt	$3,000	$2,000
Current portion of debt discount	(583)	(622)
Current portion of long-term debt, net	$2,417	$1,378

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

Future minimum principal and interest payments under the 2015 Amended SVB Loan, including the final payment, as of March 31, 2016 are as follows (in thousands):

Remaining 2016	$2,469
2017	4,406
2018	4,993
11,868
Less interest and final payment	(1,868)
Long-term debt	$10,000

5.Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At March 31, 2016, potential future milestone payments under these agreements totaled an aggregate of approximately $22.1 million.

6.Stockholders’ Equity

Initial Public Offering and Related Transactions

In February 2015, the Company completed its initial public offering in which it sold 3,600,000 shares of common stock at an initial public offering price of $10.00 per share. In addition, a concurrent private placement to an existing stockholder was completed in which the Company sold 500,000 shares of common stock, also at $10.00 per share.  Proceeds from the initial public offering and concurrent private placement, net of underwriting discounts, commissions and offering costs paid by us of approximately $6.0 million, were approximately $35.0 million.

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

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended
	March 31,
	2016	2015
Risk-free interest rate	1.6%	1.6%
Expected volatility	77%	74%
Expected term (in years)	6.3	6.2
Expected dividend yield	—%	—%

Stock compensation expense for the Employee Stock Purchase Plan was immaterial for the three months ended March 31, 2016 and 2015.

The allocation of stock-based compensation is as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Research and development	$353	$153
General and administrative	504	94
	$857	$247

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. The license agreement provides for various types of payments, including the upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance, reimbursement of certain development costs, milestone payments, and royalties on net product sales. The Company has identified multiple deliverables, which include at inception: (1) a license to patents, information and know-how related to TRC105, (2) technology transfer, (3) collaboration, including technical and regulatory support provided by the Company, (4) manufacturing and supply obligations, and (5) shared chemistry, manufacturing and controls (CMC) development activities. Deliverables 1 and 2 above were substantially delivered at the inception of the agreement, and deliverables 3 through 5 are expected to be delivered during the estimated 34-month period over which the Company will provide technical and regulatory support to Santen. At inception and through March 31, 2016, the Company has identified one single unit of accounting for all the deliverables under the agreement since the delivered elements do not have standalone value. The Company’s technical and regulatory expertise, including manufacturing and CMC activities, in the development of biologic therapeutics, specifically TRC105, is a significant component of Santen’s ability to utilize the license and know-how related to TRC105. Given the early stage of development of TRC105 for ophthalmology, the Company is the only party capable of performing the level and type of technical and regulatory collaboration services required by Santen under the agreement. As a result, the Company has determined that the license, including the ability to sublicense, and know-how related to TRC105 do not have standalone value to a licensee. As such, the Company is recognizing revenue for the fixed or determinable collaboration consideration on a straight-line basis over the estimated 34-month period over which it will deliver its technical and regulatory support.

During the three months ended March 31, 2016, the expected term over which the Company will provide technical and regulatory support to Santen was extended from 31 months to 34 months. The change in the estimated term increased net loss by $0.4 million, or $0.03 per share, for the three months ended March 31, 2016.

In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. The Company has determined that $10.0 million related to the initiation of certain clinical development activities will be based upon its efforts and meet the criteria of substantive milestones and therefore will be recognized as revenue upon achievement of the milestone in accordance with the milestone method of accounting. As of March 31, 2016, the Company had received a $3.0 million milestone payment related to development activities, revenue for which was recognized in the year ended December 31, 2015. The remaining $145.0 million of potential milestone payments are not substantive milestones as they do not require the efforts of the Company.

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

In connection with the collaboration with Santen, the Company recognized revenue of $1.2 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively.  At March 31, 2016, deferred revenue totaled $2.4 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, timing of future events and future financial performance, includes forward-looking statements that are based upon current beliefs, plans and expectations and involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause our actual results and the timing of selected events to differ materially from those described in or implied by the forward-looking statements contained in this Quarterly Report. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect actual outcomes.

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, wet age-related macular degeneration, or wet AMD, and fibrotic diseases. We are a leader in the field of endoglin biology and are using our expertise to develop antibodies that bind to the endoglin receptor. Endoglin is essential to angiogenesis, the process of new blood vessel formation, and a key contributor to the development of fibrosis, or tissue scarring. Our lead product candidate, TRC105, is an endoglin antibody that is being developed for the treatment of multiple solid tumor types in combination with inhibitors of the vascular endothelial growth factor, or VEGF, pathway. The VEGF pathway regulates vascular development in the embryo, or vasculogenesis, and angiogenesis. TRC105 has been studied in seven completed Phase 2 clinical trials and three completed Phase 1 clinical trials, and is currently being dosed in five Phase 2 clinical trials. Interim data from these trials have shown encouraging rates of durable complete responses in angiosarcoma and choriocarcinoma, orphan drug indications that highly express endoglin, and we expect to initiate a Phase 3 trial in angiosarcoma and a multicenter Phase 2 trial in gestational trophoblastic neoplasia, or GTN, that includes choriocarcinoma and could be registration enabling, in 2016. Furthermore, we expect topline data in four of these ongoing Phase 2 clinical trials by the end of 2016 and, if results are positive, we expect to initiate additional Phase 3 clinical trials for one or more indications of soft tissue sarcoma, renal cell carcinoma, glioblastoma and hepatocellular carcinoma.

During May 2016, we received notice that the European Medicines Agency granted TRC105 orphan drug designation for the treatment of patients with soft tissue sarcoma.  This designation, similar to the orphan drug designation for TRC105 in soft tissue sarcoma received from the Food and Drug Administration in January 2016, provides regulatory and financial incentives to develop and market therapies that treat rare diseases.

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

We recently completed certain preclinical studies of our endoglin antibodies, including TRC205, in three fibrosis models in mice: a model of chemically-induced liver fibrosis, a model of chemically induced pulmonary fibrosis, and a model of non-alcoholic steatohepatitis, or NASH. In each study, one or more endoglin antibodies achieved the primary endpoint of the study compared to control. In the NASH study, the clinical candidate TRC205 significantly reduced the Non-Alcoholic Fatty Liver Disease (NAFLD) Activity Score versus control, and reduced fibrotic gene expression without significantly reducing the fibrotic area by visual inspection. We expect to present data from these three models in the second half of 2016.

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

The following chart summarizes key information regarding ongoing and planned development of our TRC105 product candidate:

The following chart summarizes key information regarding ongoing and planned development of our TRC102 product candidate:

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. We have not generated any revenue from product sales and, through December 31, 2014, had funded our operations primarily with the aggregate net proceeds of $79.1 million from the private placement of redeemable convertible preferred stock and common stock, a $10.0 million one-time upfront fee received in connection with our collaboration with Santen, and $10.0 million of commercial bank debt under our credit facility with SVB. In February 2015, we completed our initial public offering and a concurrent private placement and raised proceeds, net of underwriting discounts, commissions and offering costs of approximately $6.0 million, totaling approximately $35.0 million. At March 31, 2016, we had cash, cash equivalents and short-term investments totaling $45.5 million.

We have incurred losses from operations in each year since our inception. Our net losses were $24.4 million and $6.8 million for the years ended December 31, 2015 and 2014, respectively.  At March 31, 2016, we had an accumulated deficit of $65.1 million.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of March 31, 2016, we had received $3.0 million in milestones related to development activities. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Third-party research and development expenses:
TRC105	$3,552	$2,660
TRC102	227	7
TRC205	23	143
Total third-party research and development expenses	3,802	2,810
Unallocated expenses	1,693	1,021
Total research and development expenses	$5,495	$3,831

Unallocated expenses consist of our internal personnel costs, facility costs and scientific advisory board related expenses.

We plan to substantially increase our current level of research and development expenses for the foreseeable future as we: (1) continue development of TRC105 in orphan indications, including initiating a Phase 3 clinical trial in angiosarcoma and a Phase 2 clinical trial in GTN, (2) expand the development program for TRC105 in our additional  oncology indications of soft tissue sarcoma, renal cell carcinoma, hepatocellular carcinoma, and glioblastoma in combination with approved VEGF inhibitors, and (3) expand the development program for TRC105 into large market oncology indications.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include insurance, accounting and legal services, expenses associated with obtaining and maintaining patents, the cost of various consultants and occupancy costs.

We anticipate that our general and administrative expenses will remain relatively constant in the near term.

Other Income (Expense)

Other income (expense) primarily consists of interest related to our loan agreements with SVB offset by interest income from our short-term investments and cash equivalents.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.  There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements Not Yet Adopted

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, an ASU which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes an update which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our financial statements and related disclosures but we do not anticipate the adoption to have a material impact.

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 was effective for interim and annual periods beginning on January 1, 2016. We applied the amended presentation requirements in the first quarter of 2016, which resulted in no change to our financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015	Change
	(in thousands)
Collaboration revenue	$1,210	$1,132	$78
Research and development expenses	5,495	3,831	1,664
General and administrative expenses	2,009	1,013	996
Other income (expense)	(232)	(283)	51

Collaboration revenue.  Collaboration revenue, all of which resulted from our collaboration with Santen, was $1.2 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively.

Research and development expenses.  Research and development expenses were $5.5 million and $3.8 million for the three months ended March 31, 2016 and 2015, respectively. The increase of $1.7 million was due primarily to increased clinical study expenses and manufacturing related to TRC105, as well as increased compensation related expenses, including stock-based compensation expenses, due to increased headcount.

General and administrative expenses.  General and administrative expenses were $2.0 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.  The increase of $1.0 million was due primarily to increased compensation related expenses, including stock-based compensation expenses, due to increased headcount, as well as increased expenses related to being a public company for the entire three months ended March 31, 2016, such as insurance, accounting and legal expenses.

Other income (expense).  Other income (expense) was ($0.2) million and ($0.3) million for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception.  As of March 31, 2016, we had an accumulated deficit of $65.1 million, and we expect to continue to incur net losses for the foreseeable future.  We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

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

Credit Facility with SVB

In May 2015, we entered into an Amended and Restated Loan and Security Agreement with SVB (the 2015 Amended SVB Loan) under which we could borrow up to $10.0 million. At December 31, 2015, we had borrowed the full $10.0 million available, of which, borrowings of approximately $8.0 million were used to refinance amounts outstanding under the prior loan and security agreements. In connection with the 2015 Amended SVB Loan, we issued warrants to purchase up to 18,415 shares of common stock at an exercise price of $10.86 per share.  The warrants are fully exercisable and expire on May 13, 2022.

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

ATM Facility

In February 2016, we entered into an At-the-Market Equity Offering Sales Agreement, or the Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $25.0 million of our shares of our common stock through Stifel, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through Stifel, on the Nasdaq Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Stifel will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are obligated to pay Stifel an aggregate sales agent commission equal to up to 2.5% of the gross proceeds of the sales price for common stock sold under the Sales Agreement.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(6,668)	$(4,800)
Investing activities	8,553	(2)
Financing activities	7	35,093
Net increase in cash and cash equivalents	$1,892	$30,291

Operating activities.  Net cash used in operating activities was $6.7 million for the three months ended March 31, 2016 and was primarily due to our net loss and changes in our assets, liabilities and deferred revenue for this period.  Net cash used in operating activities was $4.8 million for the three months ended March 31, 2015 and was primarily due to our net loss and changes in our accounts payable and accrued expense accounts for this period.

Investing activities.  Net cash provided by investing activities was $8.6 million for the three months ended March 31, 2016 and was primarily due to maturities of short-term investments, offset by purchases of these investments.  Net cash used in investing activities was $2,000 for the three months ended March 31, 2015 and was due to the purchase of property and equipment during this period.

Financing activities.  Net cash provided by financing activities was $7,000 during the three months ended March 31, 2016 and was due to proceeds received from stock option exercises.  Net cash provided by financing activities was $35.1 million during the three months ended March 31, 2015 and resulted from net proceeds received totaling approximately $36.3 million from our initial public offering and concurrent private placement, offset in part by $1.2 million in repayments on borrowings under our SVB loans.

Funding Requirements

At March 31, 2016, we had cash, cash equivalents and short-term investments totaling $45.5 million.  We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Foreign Currency Exchange Risk

We incur significant expenses for manufacturing of clinical trial materials outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, primarily Pounds Sterling. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. However, to date, these fluctuations have not been significant. Based on our purchase commitments for our 2016 fiscal year, a movement of 1% in the U.S. dollar to Pounds Sterling exchange rate would not have a material effect on our results of operations or financial condition.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2016, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of our product candidates, including our most advanced product candidate, TRC105, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $24.4 million and $6.8 million for the years ended December 31, 2015 and 2014, respectively.  At March 31, 2016, we had an accumulated deficit of $65.1 million.

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

At March 31, 2016, we had cash, cash equivalents and short-term investments totaling $45.5 million. Based upon our current operating plan, we believe that our existing cash will enable us to fund our operating expenses and capital requirements for at least the next 12 months.  Regardless of our expectations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties or we could encounter difficulties obtaining clinical trial material that could increase our development costs more than we expect. In any event, we will require additional capital prior to completing Phase 3 development of, filing for regulatory approval for, or commercializing, TRC105 or any of our other product candidates.

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

We may be unsuccessful in our efforts to obtain additional orphan drug designations from the FDA for our product candidates or may not ultimately realize the potential benefits of orphan drug designation.*

We received orphan drug designation for TRC105 in soft tissue sarcoma in January 2016 and we intend to seek orphan drug designation for our eligible product candidates in other indications. We have applied for orphan drug designation in gestational trophoblastic neoplasia (GTN) and the FDA has requested additional information to further review our application. The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years. Despite our receipt of orphan drug designation for TRC105 in soft tissue sarcoma, we cannot guarantee that we will be able to receive orphan drug status from the FDA for any other product candidates or indications. If we are unable to secure orphan drug designation for additional product candidates or indications, our regulatory and commercial prospects may be negatively impacted.

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

Risks Related to Our Reliance on Third Parties

We depend in part on NCI and other third party sponsors to advance clinical development of TRC105 and TRC102.*

NCI is currently sponsoring and funding two ongoing clinical trials involving TRC105 and four clinical trials involving TRC102. In addition, Case Western has sponsored and funded two separate clinical trials involving TRC102 and we are planning a clinical trial of TRC105 sponsored by the University of Alabama, Birmingham Cancer Center, or UAB. The advancement of our product candidates depends in part on the continued sponsorship and funding of clinical trials by these organizations, as our resources and capital would not be sufficient to conduct these trials on our own. None of these third party sponsors are obligated to continue sponsorship or funding of any clinical trials involving our product candidates and could stop their support at any time. If these third party sponsors ceased their support for our product candidates, our ability to advance clinical development of our product candidates could be limited and we may not be able to pursue the number of different indications for our product candidates that are currently being pursued.

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

We do not have our own capabilities to perform preclinical testing of our product candidates, and therefore rely entirely on third party contractors and laboratories to conduct these studies for us. In addition, while we intend to continue designing, monitoring and managing our domestic Phase 1 and Phase 2 clinical trials of our product candidates using our clinical operations and regulatory team, we still depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials at their sites under agreements with us. In addition, we expect that we will need to rely on third party contract research organizations, or CROs, to assist in monitoring, managing and otherwise carrying out any portion of our Phase 2 clinical trials, or any future Phase 3 clinical trials, that we sponsor at sites outside the United States. We will compete with many other companies for the resources of these third party contractors, laboratories, investigators, collaborators and CROs, and the initiation and completion of our preclinical studies and Phase 2 or future Phase 3 clinical trials may be delayed if we encounter difficulties in engaging these third parties or need to change service providers during a study or trial.

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

Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities is time consuming and subject to potential difficulties and delays. For example, we rely on Lonza Sales AG, or Lonza, to manufacture TRC105 drug substance for our on-going and planned clinical trials and separately license from Lonza its proprietary cell line and other methods of producing TRC105 drug substance. While we have the right to transfer the manufacture of TRC105 drug substance to additional or alternate suppliers and to sublicense Lonza’s TRC105 manufacturing technology to such other suppliers, we may encounter delays in any such transfer due to the time and effort required for another party to understand and successfully implement Lonza’s proprietary process. We are currently optimizing the process and transferring the manufacturing of TRC105 drug substance to a separate Lonza facility in order to meet cGMP regulatory requirements and scale production for commercial quantities. This new process and transfer may result in setbacks in replicating the current manufacturing process at a new facility and in scaling up production. In particular, for biologics, it is not uncommon to experience setbacks and delays in scaling up production in a reliable and contamination-free manner, which may delay our ability to obtain regulatory approval or may result in higher costs to manufacture commercial drug product than we currently expect. In addition, we do not have any long-term supply agreements for the manufacture of our product candidates and cannot guarantee that Lonza or any other third party manufacturer would be willing to continue supplying drug product for clinical trials or commercial sale at a reasonable cost or at all.

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

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of March 31, 2016, we are the exclusive licensee of ten issued U.S. patents and four pending U.S. patent applications and eight issued non-U.S patents and six pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.”

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

As of December 31, 2015, we had federal and California net operating loss carryforwards, or NOLs, of approximately $42.9 million and $22.9 million, respectively, which expire in various years beginning in 2030, if not utilized. As of December 31, 2015, we had federal and California research and development tax credit carryforwards of approximately $1.7 million and $0.7 million, respectively. The federal research and development tax credit carryforwards expire in various years beginning in 2031, if not utilized. The California research and development credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

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

Prior to our initial public offering which was completed in 2015, there was no public market for our common stock. We cannot assure you that an active, liquid trading market for our shares will develop or persist. Our stockholders may not be able to sell their shares quickly or at a recently reported market price if trading in our common stock is not active.  The trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of March 31, 2016, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 50% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Recent Sales of Unregistered Securities

None.

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

TRACON Pharmaceuticals, Inc.

Date: May 11, 2016	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 11, 2016	/s/ Patricia L. Bitar, C.P.A.
Patricia L. Bitar, C.P.A.
Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(1)	Amended and Restated Bylaws, as currently in effect.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+  Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.