Form 10-Q
period 2016-06-30
Tracon Pharmaceuticals, Inc.
filed 2016-08-11
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

or

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).      Yes ☐    No ☒

The number of outstanding shares of the registrant’s common stock as of August 5, 2016 was 12,203,886.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,020	$41,373
Short-term investments	2,137	10,783
Prepaid and other assets	1,570	1,150
Total current assets	37,727	53,306
Property and equipment, net	128	173
Other assets	43	43
Total assets	$37,898	$53,522
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,600	$8,281
Accrued compensation and related expenses	979	1,163
Current portion of deferred revenue	2,186	3,353
Long-term debt, current portion	3,471	1,378
Total current liabilities	13,236	14,175
Other long-term liabilities	877	905
Long-term debt, less current portion	5,694	7,464
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at June 30, 2016 and December 31, 2015; issued and outstanding shares—none	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 at June 30, 2016 and December 31, 2015; issued and outstanding shares — 12,203,886 and 12,175,942 at June 30, 2016 and December 31, 2015, respectively	12	12
Additional paid-in capital	91,492	89,556
Accumulated deficit	(73,413)	(58,590)
Total stockholders’ equity	18,091	30,978
Total liabilities and stockholders’ equity	$37,898	$53,522

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Collaboration revenue	$807	$4,197	$2,017	$5,329
Operating expenses:
Research and development	6,773	5,405	12,268	9,236
General and administrative	2,044	1,476	4,053	2,489
Total operating expenses	8,817	6,881	16,321	11,725
Loss from operations	(8,010)	(2,684)	(14,304)	(6,396)
Other income (expense):
Interest expense, net	(291)	(224)	(584)	(480)
Other income (expense), net	4	(13)	65	(40)
Total other income (expense)	(287)	(237)	(519)	(520)
Net loss	(8,297)	(2,921)	(14,823)	(6,916)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(31)
Net loss attributable to common stockholders	$(8,297)	$(2,921)	$(14,823)	$(6,947)

Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.24)	$(1.22)	$(0.69)
Weighted-average shares outstanding, basic and diluted	12,195,070	12,096,599	12,187,256	10,071,838

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(14,823)	$(6,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,800	674
Depreciation and amortization	48	18
Amortization of debt discount	52	60
Amortization of premium/discount on short-term investments	3	—
Noncash interest	271	232
Change in fair value of preferred stock warrant liability	—	65
Deferred rent	(25)	5
Deferred revenue	(1,167)	(1,714)
Changes in assets and liabilities:
Prepaid expenses and other assets	(420)	(3,599)
Accounts payable and accrued expenses	(1,677)	3,168
Accrued compensation and related expenses	(184)	(105)
Net cash used in operating activities	(16,122)	(8,112)
Cash flows from investing activities
Purchase of property and equipment	(3)	(64)
Purchases of available-for-sale short-term investments	(3,582)	—
Proceeds from the maturity of available-for-sale short-term investments	12,226	—
Net cash provided by (used in) investing activities	8,641	(64)
Cash flows from financing activities
Proceeds from long-term debt	—	8,000
Repayment of long-term debt	—	(9,930)
Proceeds from sale of common stock, net of offering costs paid in the current period	—	36,263
Proceeds from issuance of common stock under equity plans	128	7
Net cash provided by financing activities	128	34,340
(Decrease) increase in cash and cash equivalents	(7,353)	26,164
Cash and cash equivalents at beginning of period	41,373	35,000
Cash and cash equivalents at end of period	$34,020	$61,164

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

Basis of Presentation

As of June 30, 2016, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of June 30, 2016, the Company had an accumulated deficit of $73.4 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues the development and commercialization of its product candidates; (ii) works to develop additional product candidates through research and development programs; and (iii) continues to expand its corporate infrastructure. At June 30, 2016, the Company had cash, cash equivalents and short-term investments of $36.2 million. Based on the Company’s current business plan, management believes that existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s obligations to the middle of 2017. The Company plans to continue to fund its losses from operations and capital funding needs through cash and investments on hand, as well as future debt and equity financing and potential collaboration arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or delay or reduce the scope of its planned development programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements at June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, included in its Annual Report on Form 10-K filed with the SEC on February 19, 2016.

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

Preferred Stock Warrant Liabilities

Prior to the completion of the Company’s initial public offering in February 2015, the Company had outstanding freestanding warrants to purchase shares of its Series A redeemable convertible preferred stock. Since the underlying Series A redeemable convertible preferred stock was classified outside of permanent equity, these preferred stock warrants were classified as liabilities in the December 31, 2014 balance sheet. The Company adjusted the carrying value of such preferred stock warrants to their estimated fair value at each reporting date, with any related increases or decreases in the fair value recorded as an increase or decrease to other income (expense) in the statements of operations. Upon the completion of the Company’s initial public offering, the warrants no longer required liability accounting and the then fair value of the warrant liability was reclassified into stockholders’ equity.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2016 and 2015, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 4,719 and 4,981 weighted-average shares subject to repurchase from the weighted-average number of common shares outstanding for the three and six months ended June 30, 2016, respectively, and 6,822 and 7,082 weighted-average shares subject to repurchase for the three and six months ended June 30, 2015, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially outstanding dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Six Months Ended
	June 30,
	2016	2015
Warrants to purchase common stock	57,173	53,490
Common stock options and restricted stock units	2,142,886	1,463,451
ESPP shares	4,619	2,118
	2,204,678	1,519,059

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

2.	Short-Term Investments and Fair Value Measurements

At June 30, 2016, short-term investments consisted of certificates of deposit. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value, with the unrealized gains and losses reported as a component of other comprehensive income in equity until realized. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

Realized gains and losses from the sale of short-term investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of operations. Realized and unrealized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations.  At June 30, 2016, the remaining contractual maturities of all available-for-sale investments were less than one year.

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

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2016
Certificates of deposit and money market funds, included in Cash equivalents and Short-term investments	$15,033	$—	$15,033	$—
At December 31, 2015
Certificates of deposit and money market funds, included in Cash equivalents and Short-term investments	$14,996	$—	$14,996	$—

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

3.	Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Computer and office equipment	$115	$112
Furniture and fixtures	19	19
Leasehold improvements	124	99
Construction in process	—	25
	258	255
Less accumulated depreciation and amortization	(130)	(82)
	$128	$173

Depreciation expense related to property and equipment totaled approximately $24,000 and $10,000 for the three months ended June 30, 2016 and 2015, respectively, and $48,000 and $18,000 for the six months ended June 30, 2016 and 2015, respectively.

4.	Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Long-term debt	$10,000	$10,000
Less debt discount, net of current portion	(306)	(536)
Long-term debt, net of debt discount	9,694	9,464
Less current portion of long-term debt	(4,000)	(2,000)
Long-term debt, net of current portion	$5,694	$7,464
Current portion of long-term debt	$4,000	$2,000
Current portion of debt discount	(529)	(622)
Current portion of long-term debt, net	$3,471	$1,378

In May 2015, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the 2015 Amended SVB Loan) under which the Company could borrow up to $10.0 million. At December 31, 2015, the Company had borrowed the full $10.0 million available under the 2015 Amended SVB Loan, of which, borrowings of approximately $8.0 million were used to refinance amounts outstanding under the prior loan and security agreements (the SVB loan), which was first entered into in November 2013 (SVB Loan Agreement) and amended and restated in June 2014 (Amended SVB Loan Agreement).  In connection with the 2015 Amended SVB Loan, the Company issued warrants to purchase up to 18,415 shares of common stock at an exercise price of $10.86 per share.  The warrants are fully exercisable and expire on May 13, 2022.  The transaction was accounted for as a debt modification.

The 2015 Amended SVB Loan provides for interest to be paid at a rate of 6.5% per annum.  Interest-only payments are due monthly through June 2016.  Thereafter, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal at July 1, 2016 divided by 30 months. At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 8.5% of the original principal amount of the amounts borrowed.  The 2015 Amended SVB Loan provides for prepayment fees of 2.0% of the amount prepaid if the prepayment occurs after May 13, 2016 but prior to May 13, 2017 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

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

Future minimum principal and interest payments under the 2015 Amended SVB Loan, including the final payment, as of June 30, 2016 are as follows (in thousands):

Remaining 2016	$2,303
2017	4,406
2018	4,993
11,702
Less interest and final payment	(1,702)
Long-term debt	$10,000

5.	Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At June 30, 2016, potential future milestone payments under these agreements totaled an aggregate of approximately $22.0 million.

6.	Stockholders’ Equity

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

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.6%	—%	1.6%	1.6%
Expected volatility	84%	—%	78%	74%
Expected term (in years)	6.3	-	6.3	6.2
Expected dividend yield	—%	—%	—%	—%

Stock compensation expense for the Employee Stock Purchase Plan was immaterial for the three and six months ended June 30, 2016 and 2015.

The allocation of stock-based compensation is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$357	$229	$710	$382
General and administrative	586	198	1,090	292
	$943	$427	$1,800	$674

7.	Collaboration

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. The license agreement provides for various types of payments, including the upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance, reimbursement of certain development costs, milestone payments, and royalties on net product sales. The Company has identified multiple deliverables, which include at inception: (1) a license to patents, information and know-how related to TRC105, (2) technology transfer, (3) collaboration, including technical and regulatory support provided by the Company, (4) manufacturing and supply obligations, and (5) shared chemistry, manufacturing and controls (CMC) development activities. Deliverables 1 and 2 above were substantially delivered at the inception of the agreement, and deliverables 3 through 5 are expected to be delivered during the estimated 40-month period over which the Company will provide technical and regulatory support to Santen. At inception and through June 30, 2016, the Company has identified one single unit of accounting for all the deliverables under the agreement since the delivered elements do not have standalone value. The Company’s technical and regulatory expertise, including manufacturing and CMC activities, in the development of biologic therapeutics, specifically TRC105, is a significant component of Santen’s ability to utilize the license and know-how related to TRC105. Given the early stage of development of TRC105 for ophthalmology, the Company is the only party capable of performing the level and type of technical and regulatory collaboration services required by Santen under the agreement. As a result, the Company has determined that the license, including the ability to sublicense, and know-how related to TRC105 do not have standalone value to a licensee. As such, the Company is recognizing revenue for the fixed or determinable collaboration consideration on a straight-line basis over the estimated 40-month period over which it will deliver its technical and regulatory support.

During the three and six months ended June 30, 2016, the expected term over which the Company will provide technical and regulatory support to Santen was extended from 31 to 40 months. The changes in the estimated term increased net loss by $0.8 million, or $0.06 per share, and $1.1 million, or $0.09 per share, for the three and six months ended June 30, 2016, respectively.

In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. The Company has determined that $10.0 million related to the initiation of certain clinical development activities will be based upon its efforts and meet the criteria of substantive milestones and therefore will be recognized as revenue upon achievement of the milestone in accordance with the milestone method of accounting. As of June 30, 2016, the Company had received a $3.0 million milestone payment related to development activities, revenue for which was recognized in the year ended December 31, 2015. The remaining $145.0 million of potential milestone payments are not substantive milestones as they do not require the efforts of the Company.

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

In connection with the collaboration with Santen, the Company recognized revenue of $0.8 million and $4.2 million for the three months ended June 30, 2016 and 2015, respectively, and $2.0 million and $5.3 million for the six months ended June 30, 2016 and 2015, respectively.  At June 30, 2016, deferred revenue totaled $2.2 million.

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

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, wet age-related macular degeneration, or wet AMD, and fibrotic diseases. We are a leader in the field of endoglin biology and are using our expertise to develop antibodies that bind to the endoglin receptor. Endoglin is essential to angiogenesis, the process of new blood vessel formation, and a key contributor to the development of fibrosis, or tissue scarring. Our lead product candidate, TRC105, is an endoglin antibody that is being developed for the treatment of multiple solid tumor types in combination with inhibitors of the vascular endothelial growth factor, or VEGF, pathway. The VEGF pathway regulates vascular development in the embryo, or vasculogenesis, and angiogenesis. TRC105 has been studied in seven completed Phase 2 clinical trials and three completed Phase 1 clinical trials, and is currently being dosed in six Phase 2 clinical trials. Interim data from these trials have shown encouraging rates of durable complete responses in angiosarcoma and choriocarcinoma, indications that highly express endoglin, and we expect to initiate a Phase 3 trial in angiosarcoma and a multicenter Phase 2 trial in gestational trophoblastic neoplasia, or GTN, that includes choriocarcinoma and could be registration enabling, in 2016. Furthermore, we expect topline data from a randomized trial in glioblastoma in 2016 and a randomized trial in renal cell carcinoma in the first half of 2017. Updated Phase 2 data in hepatocellular carcinoma from an NCI sponsored trial are expected later this year and top-line data from a TRACON sponsored trial in hepatocellular carcinoma are expected in 2017. If results are positive, we expect to initiate additional Phase 3 clinical trials for one or more indications of renal cell carcinoma, glioblastoma and hepatocellular carcinoma.

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

In June 2016, we presented updated data from the ascending dose portion of a Phase 2 clinical trial of TRC105 with Votrient (pazopanib) in patients with advanced soft tissue sarcoma.  The combination of TRC105 and Votrient demonstrated encouraging signs of activity in the five angiosarcoma patients enrolled in the first cohort of the Phase 1b/2 trial. All of these patients had radiographic tumor reductions, including two durable complete responses (CRs) by RECIST 1.1, and median progression-free survival (PFS) for the five angiosarcoma patients was greater than 12.9 months. For comparison, PFS was 3.0 months with no CRs in a previously completed study with single agent Votrient in 30 angiosarcoma patients and there were no complete responses in sarcoma patients treated with Votrient (n=246) in the Votrient PALETTE Phase 3 trial. Signs of clinical or radiologic activity were also observed in three of four patients enrolled in the trial’s angiosarcoma expansion cohort and treated initially with TRC105 and Votrient. Endoglin expression on archival tumor tissue across all sarcoma subtypes treated in the study was not associated with improved PFS. Tumor heterogeneity, the long period of time between sampling and treatment, and the effects of tumor evolution resulting from prior treatment(s) may have limited the reliability of the archival tumor tissue used to accurately reflect tumor endoglin status at the time of initiation of TRC105 treatment. We plan to initiate a Phase 3 study in angiosarcoma in 2016.

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

We completed certain preclinical studies of our endoglin antibodies in the first quarter of 2016, including TRC205, in three fibrosis models in mice: a model of chemically-induced liver fibrosis, a model of chemically induced pulmonary fibrosis, and a model of non-alcoholic steatohepatitis, or NASH. In each study, one or more endoglin antibodies achieved the primary endpoint of the study compared to control. In the NASH study, the clinical candidate TRC205 significantly reduced the Non-Alcoholic Fatty Liver Disease (NAFLD) Activity Score versus control, and reduced fibrotic gene expression without significantly reducing the fibrotic area by visual inspection. We expect to present data from two of these models in the second half of 2016.

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

The following chart summarizes key information regarding ongoing and planned development of our TRC105 product candidate:

The following chart summarizes key information regarding ongoing and planned development of our TRC102 product candidate:

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. We have not generated any revenue from product sales and, through December 31, 2014, had funded our operations primarily with the aggregate net proceeds of $79.1 million from the private placement of redeemable convertible preferred stock and common stock, a $10.0 million one-time upfront fee received in connection with our collaboration with Santen, and $10.0 million of commercial bank debt under our credit facility with SVB. In February 2015, we completed our initial public offering and a concurrent private placement and raised proceeds, net of underwriting discounts, commissions and offering costs of approximately $6.0 million, totaling approximately $35.0 million. At June 30, 2016, we had cash, cash equivalents and short-term investments totaling $36.2 million.

We have incurred losses from operations in each year since our inception. Our net losses were $24.4 million and $6.8 million for the years ended December 31, 2015 and 2014, respectively.  At June 30, 2016, we had an accumulated deficit of $73.4 million.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•	continue to conduct clinical trials of our product candidates;
•	continue our research and development efforts;
•	manufacture preclinical study and clinical trial materials;
•	maintain, expand and protect our intellectual property portfolio;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	hire additional staff, including clinical, operational, financial and technical personnel to execute on our business plan; and
•	implement operational, financial and management systems.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of June 30, 2016, we had received $3.0 million in milestones related to development activities. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Third-party research and development expenses:
TRC105	$4,991	$4,220	$8,543	$6,880
TRC102	71	6	298	13
TRC205	19	—	42	143
Total third-party research and development expenses	5,081	4,226	8,883	7,036
Unallocated expenses	1,692	1,179	3,385	2,200
Total research and development expenses	$6,773	$5,405	$12,268	$9,236

Unallocated expenses consist of our internal personnel costs, facility costs and scientific advisory board related expenses.

We expect our current level of research and development expenses to continue to increase for the foreseeable future as we continue development of TRC105 in orphan indications, including initiating a Phase 3 clinical trial in angiosarcoma and a Phase 2 clinical trial in GTN, and initiate manufacturing activities required for regulatory approval.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015	Change
	(in thousands)
Collaboration revenue	$807	$4,197	$(3,390)
Research and development expenses	6,773	5,405	1,368
General and administrative expenses	2,044	1,476	568
Other income (expense)	(287)	(237)	(50)

Collaboration revenue.  Collaboration revenue, all of which resulted from our collaboration with Santen, was $0.8 million and $4.2 million for the three months ended June 30, 2016 and 2015, respectively. The decrease of $3.4 million was primarily due to the achievement of a development milestone by Santen in June 2015 in connection with our collaboration, which triggered a $3.0 million milestone payment.

Research and development expenses.  Research and development expenses were $6.8 million and $5.4 million for the three months ended June 30, 2016 and 2015, respectively. The increase of $1.4 million was due primarily to increased clinical study and manufacturing expenses related to TRC105 and increased compensation related expenses, including stock-based compensation expenses due to increased headcount.

General and administrative expenses.  General and administrative expenses were $2.0 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively.  The increase of $0.6 million was due primarily to increased compensation related expenses, including stock-based compensation expenses, due to increased headcount.

Other income (expense).  Other income (expense) was ($0.3) million and ($0.2) million for the three months ended June 30, 2016 and 2015, respectively.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015	Change
	(in thousands)
Collaboration revenue	$2,017	$5,329	$(3,312)
Research and development expenses	12,268	9,236	3,032
General and administrative expenses	4,053	2,489	1,564
Other income (expense)	(519)	(520)	1

Collaboration revenue.  Collaboration revenue, all of which resulted from our collaboration with Santen, was $2.0 million and $5.3 million for the six months ended June 30, 2016 and 2015, respectively. The decrease of $3.3 million was primarily due to the achievement of a development milestone by Santen in June 2015 in connection with our collaboration, which triggered a $3.0 million milestone payment.

Research and development expenses.  Research and development expenses were $12.3 million and $9.2 million for the six months ended June 30, 2016 and 2015, respectively. The increase of $3.0 million was due primarily to increased clinical study and manufacturing expenses related to TRC105 and increased compensation related expenses, including stock-based compensation expenses, due to increased headcount.

General and administrative expenses.  General and administrative expenses were $4.1 million and $2.5 million for the six months ended June 30, 2016 and 2015, respectively.  The increase of $1.6 million was due primarily to increased compensation related expenses, including stock-based compensation expenses, due to increased headcount, as well as increased expenses related to being a public company for the entire six months ended June 30, 2016, such as insurance and accounting, and increased facilities expenses.

Other income (expense).  Other income (expense) was ($0.5) million for the six months ended June 30, 2016 and 2015.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2016, we had an accumulated deficit of $73.4 million, and we expect to continue to incur net losses for the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

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

The 2015 Amended SVB Loan provides for interest to be paid at a rate of 6.5% per annum.  Interest-only payments are due monthly through June 2016. Thereafter, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal at July 1, 2016 divided by 30 months. At maturity (or earlier prepayment), we are also required to make a final payment equal to 8.5% of the original principal amount of the amounts borrowed. The 2015 Amended SVB Loan provides for prepayment fees of 2.0% of the amount prepaid if the prepayment occurs after May 13, 2016 but prior to May 13, 2017 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

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

ATM Facility

In February 2016, we entered into an At-the-Market Equity Offering Sales Agreement, or the Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $25.0 million of our shares of our common stock through Stifel, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through Stifel, on the Nasdaq Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Stifel will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are obligated to pay Stifel an aggregate sales agent commission equal to up to 2.5% of the gross proceeds of the sales price for common stock sold under the Sales Agreement. As of June 30, 2016, no shares of our common stock have been sold under the Sales Agreement and the full $25.0 million of common stock remains available to be sold.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(16,122)	$(8,112)
Investing activities	8,641	(64)
Financing activities	128	34,340
(Decrease) increase in cash and cash equivalents	$(7,353)	$26,164

Operating activities.  Net cash used in operating activities was $16.1 million for the six months ended June 30, 2016 and was primarily due to our net loss and changes in our working capital, offset by non-cash charges including stock-based compensation. Net cash used in operating activities was $8.1 million for the six months ended June 30, 2015 and was primarily due to our net loss and changes in our working capital, offset by non-cash charges including stock-based compensation.

Investing activities.  Net cash provided by investing activities was $8.6 million for the six months ended June 30, 2016 and was primarily due to maturities of short-term investments, offset by purchases of these investments.  Net cash used in investing activities was $64,000 for the six months ended June 30, 2015 and was due to the purchase of property and equipment during this period.

Financing activities.  Net cash provided by financing activities was $0.1 million during the six months ended June 30, 2016 and was primarily due to proceeds received from an ESPP plan purchase.  Net cash provided by financing activities was $34.3 million during the six months ended June 30, 2015 and resulted from net proceeds received totaling approximately $36.3 million from our initial public offering and concurrent private placement, offset in part by $1.9 million in net repayments on borrowings under our SVB loans.

Funding Requirements

At June 30, 2016, we had cash, cash equivalents and short-term investments totaling $36.2 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for our planned operations to the middle of 2017, which we expect will allow us to deliver top-line data in TRC105 randomized trials in glioblastoma and renal cell carcinoma. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including to complete our planned Phase 2 trial in GTN and planned Phase 3 trial in angiosarcoma. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2016, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of our product candidates, including our most advanced product candidate, TRC105, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $24.4 million and $6.8 million for the years ended December 31, 2015 and 2014, respectively.  At June 30, 2016, we had an accumulated deficit of $73.4 million.

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

At June 30, 2016, we had cash, cash equivalents and short-term investments totaling $36.2 million. Based upon our current operating plan, we believe that our existing cash will enable us to fund our operating expenses and capital requirements into the middle of 2017.  We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including for the completion of our planned Phase 2 trial in GTN and planned Phase 3 trial in angiosarcoma.

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

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.*

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, enrollment was closed for two of our Phase 2 clinical trials sponsored by NCI following interim analyses that did not meet the requirements for continuing enrollment. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials. In particular, the positive results observed in the Phase 1 and 2 clinical trials of TRC105 do not ensure that the ongoing or planned clinical trials of TRC105 will demonstrate similar results. In addition, further interim results or the final results from these trials could be negative.

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

If TRC105 or any other product candidate is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be materially harmed. For example, if the results of ongoing or planned clinical trials of TRC105 demonstrate unexpected safety issues or do not achieve the primary efficacy endpoints, as applicable, the prospects for approval of TRC105 as well our stock price would be materially and adversely affected.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could harm the commercial prospects for our product candidates. For example, we anticipate that if we were to obtain regulatory approval for TRC105 in some or all of the initial oncology indications we are pursuing, we or our partners such as NCI would still need to conduct additional Phase 3 clinical trials in order to obtain approval for additional indications and expand TRC105’s market potential. In addition, we believe that TRC105 may be most effective as a treatment of solid tumors, such as angiosarcoma and GTN, that express high levels of endoglin. We previously analyzed endoglin expression on archival tumor tissue across various sarcoma subtypes and did not find a correlation between endoglin expression and response to TRC105 treatment. We believe that this analysis may have limited utility due to tumor heterogeneity, the long period of time between sampling and treatment, and the effects of tumor evolution resulting from prior treatment. If we are unable to establish a correlation between endoglin expression and TRC105 in subsequent analyses or to identify additional tumor types that express endoglin, our ability to successfully identify target patient populations for future clinical development or to expand TRC105’s market potential may be limited.

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

Risks Related to Our Reliance on Third Parties

We depend in part on NCI and other third party sponsors to advance clinical development of TRC105 and TRC102.*

NCI is currently sponsoring and funding two ongoing clinical trials involving TRC105 and four clinical trials involving TRC102. The University of Alabama, Birmingham Cancer Center, or UAB, is also funding a trial with TRC105 in breast cancer.   In addition, Case Western has sponsored and funded two separate clinical trials involving TRC102. The advancement of our product candidates depends in part on the continued sponsorship and funding of clinical trials by these organizations, as our resources and capital would not be sufficient to conduct these trials on our own. None of these third party sponsors are obligated to continue sponsorship or funding of any clinical trials involving our product candidates and could stop their support at any time. If these third party sponsors ceased their support for our product candidates, our ability to advance clinical development of our product candidates could be limited and we may not be able to pursue the number of different indications for our product candidates that are currently being pursued.

Even if these third party sponsors continue to sponsor and fund clinical trials of our product candidates, our reliance on their support subjects us to numerous risks. For example, we have limited control over the design or timing of their clinical trials and limited visibility into their day-to-day activities, including with respect to how they are providing and administering our product candidates. If there is a failure in a clinical trial sponsored by a third party sponsor due to poor design of the trial, errors in the way the clinical trial is executed or any other reason, or if the sponsor fails to comply with applicable regulatory requirements, it could represent a major set-back for the development and approval of our product candidates, even if we were not directly involved in the trial and even if the clinical trial failure was not related to the underlying safety or efficacy of the product candidate. In addition, these third party sponsors could decide to de-prioritize clinical development of our product candidates in relation to other projects, which could adversely affect the timing of further clinical development. We are also subject to various confidentiality obligations with respect to the clinical trials sponsored by third party sponsors, which could prevent us from disclosing current information about the progress or results from these trials until the applicable sponsor publicly discloses such information or permits us to do so. This may make it more difficult to evaluate our business and prospects at any given point in time and could also impair our ability to raise capital on our desired timelines.

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

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of June 30, 2016, we are the exclusive licensee of seven issued U.S. patents and four pending U.S. patent applications and eight issued non-U.S patents and six pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.”

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of June 30, 2016, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 50% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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
10.1+ 10.2

TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended June 1, 2016.

First Amendment to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated August 9, 2016.

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

TRACON Pharmaceuticals, Inc.

Date: August 10, 2016	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: August 10, 2016	/s/ Patricia L. Bitar, C.P.A.
Patricia L. Bitar, C.P.A.
Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(1)	Amended and Restated Bylaws, as currently in effect.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
10.1+ 10.2

TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended June 1, 2016.

First Amendment to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated August 9, 2016.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.