Form 10-Q
period 2016-09-30
Tracon Pharmaceuticals, Inc.
filed 2016-11-09
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

The number of outstanding shares of the registrant’s common stock as of November 4, 2016 was 13,065,971.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,648	$41,373
Short-term investments	5,465	10,783
Prepaid and other assets	1,395	1,150
Total current assets	36,508	53,306
Property and equipment, net	106	173
Other assets	—	43
Total assets	$36,614	$53,522
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,697	$8,281
Accrued compensation and related expenses	1,188	1,163
Current portion of deferred revenue	1,749	3,353
Long-term debt, current portion	3,536	1,378
Total current liabilities	13,170	14,175
Other long-term liabilities	874	905
Long-term debt, less current portion	4,786	7,464
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at September 30, 2016 and December 31, 2015; issued and outstanding shares—none	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 at September 30, 2016 and December 31, 2015; issued and outstanding shares — 13,056,253 and 12,175,942 at September 30, 2016 and December 31, 2015, respectively	13	12
Additional paid-in capital	97,055	89,556
Accumulated deficit	(79,284)	(58,590)
Total stockholders’ equity	17,784	30,978
Total liabilities and stockholders’ equity	$36,614	$53,522

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Collaboration revenue	$815	$1,180	$2,832	$6,509
Operating expenses:
Research and development	4,531	5,885	16,799	15,121
General and administrative	1,881	1,530	5,934	4,019
Total operating expenses	6,412	7,415	22,733	19,140
Loss from operations	(5,597)	(6,235)	(19,901)	(12,631)
Other income (expense):
Interest expense, net	(287)	(221)	(871)	(701)
Other income (expense), net	13	9	78	(31)
Total other income (expense)	(274)	(212)	(793)	(732)
Net loss	(5,871)	(6,447)	(20,694)	(13,363)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(31)
Net loss attributable to common stockholders	$(5,871)	$(6,447)	$(20,694)	$(13,394)

Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.53)	$(1.70)	$(1.24)
Weighted-average shares outstanding, basic and diluted	12,227,081	12,117,988	12,200,628	10,761,383

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(20,694)	$(13,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,339	1,346
Depreciation and amortization	70	33
Amortization of debt discount	77	78
Amortization of premium/discount on short-term investments	4	2
Noncash interest	403	323
Change in fair value of preferred stock warrant liability	—	65
Deferred rent	(38)	(4)
Deferred revenue	(1,604)	(2,582)
Changes in assets and liabilities:
Prepaid expenses and other assets	(128)	(1,487)
Accounts payable and accrued expenses	(1,619)	3,779
Accrued compensation and related expenses	25	165
Net cash used in operating activities	(21,165)	(11,645)
Cash flows from investing activities
Purchase of property and equipment	(3)	(77)
Purchases of available-for-sale short-term investments	(8,802)	(10,505)
Proceeds from the maturity of available-for-sale short-term investments	14,117	—
Net cash provided by (used in) investing activities	5,312	(10,582)
Cash flows from financing activities
Proceeds from long-term debt	—	8,000
Repayment of long-term debt	(1,000)	(9,930)
Proceeds from sale of common stock, net of offering costs paid in the current period	5,000	36,260
Proceeds from issuance of common stock under equity plans	128	49
Net cash provided by financing activities	4,128	34,379
(Decrease) increase in cash and cash equivalents	(11,725)	12,152
Cash and cash equivalents at beginning of period	41,373	35,000
Cash and cash equivalents at end of period	$29,648	$47,152

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

Basis of Presentation

As of September 30, 2016, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of September 30, 2016, the Company had an accumulated deficit of $79.3 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues the development and commercialization of its product candidates; (ii) works to develop additional product candidates through research and development programs; and (iii) continues to expand its corporate infrastructure. At September 30, 2016, the Company had cash, cash equivalents and short-term investments of $35.1 million. Based on the Company’s current business plan, management believes that existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s obligations to the middle of 2017. The Company plans to continue to fund its losses from operations and capital funding needs through cash and investments on hand, as well as future debt and equity financing and potential collaboration arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or delay or reduce the scope of its planned development programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements at September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, included in its Annual Report on Form 10-K filed with the SEC on February 19, 2016.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2016 and 2015, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 7,013 and 5,663 weighted-average shares subject to repurchase from the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2016, respectively, and 6,301 and 6,818 weighted-average shares subject to repurchase for the three and nine months ended September 30, 2015, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially outstanding dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Nine Months Ended
	September 30,
	2016	2015
Warrants to purchase common stock	57,173	53,490
Common stock options and restricted stock units	1,977,988	1,586,677
ESPP shares	3,079	3,931
	2,038,240	1,644,098

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes an update which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on its financial statements and related disclosures.

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

2.	Short-Term Investments and Fair Value Measurements

At September 30, 2016, short-term investments consisted of certificates of deposit. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value, with the unrealized gains and losses reported as a component of other comprehensive income in equity until realized. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

Realized gains and losses from the sale of short-term investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of operations. Realized and unrealized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations. At September 30, 2016, the remaining contractual maturities of all available-for-sale investments were less than one year.

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

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2016
Certificates of deposit and money market funds, included in Cash equivalents and Short-term investments	$12,055	$—	$12,055	$—
At December 31, 2015
Certificates of deposit and money market funds, included in Cash equivalents and Short-term investments	$14,996	$—	$14,996	$—

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

3.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Computer and office equipment	$115	$112
Furniture and fixtures	19	19
Leasehold improvements	124	99
Construction in process	—	25
	258	255
Less accumulated depreciation and amortization	(152)	(82)
	$106	$173

Depreciation expense related to property and equipment totaled approximately $23,000 and $15,000 for the three months ended September 30, 2016 and 2015, respectively, and $70,000 and $33,000 for the nine months ended September 30, 2016 and 2015, respectively.

4.	Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Long-term debt	$9,000	$10,000
Less debt discount, net of current portion	(214)	(536)
Long-term debt, net of debt discount	8,786	9,464
Less current portion of long-term debt	(4,000)	(2,000)
Long-term debt, net of current portion	$4,786	$7,464
Current portion of long-term debt	$4,000	$2,000
Current portion of debt discount	(464)	(622)
Current portion of long-term debt, net	$3,536	$1,378

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

The 2015 Amended SVB Loan provides for interest to be paid at a rate of 6.5% per annum.  Interest-only payments were due monthly through June 2016.  Thereafter, in addition to interest accrued during such period, the monthly payments include an amount equal to the outstanding principal at July 1, 2016 divided by 30 months. At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 8.5% of the original principal amount of the amounts borrowed.  The 2015 Amended SVB Loan provides for prepayment fees of 2.0% of the amount prepaid if the prepayment occurs prior to May 13, 2017 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

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

Future minimum principal and interest payments under the 2015 Amended SVB Loan, including the final payment, as of September 30, 2016 are as follows (in thousands):

Remaining 2016	$1,142
2017	4,406
2018	4,993
10,541
Less interest and final payment	(1,541)
Long-term debt	$9,000

5.	Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At September 30, 2016, potential future milestone payments under these agreements totaled an aggregate of approximately $127.0 million.

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

Sales of Common Stock

In September 2016, concurrent with its License and Option Agreement with Janssen Pharmaceutica N.V. (Janssen) and its affiliate, Johnson & Johnson Innovation-JJDC, Inc. (JJDC) (see Note 7), the Company issued and sold 840,022 shares of its common stock at a purchase price of $5.95 per share (determined by the average of the daily volume weighted average closing prices of the common stock as reported on NASDAQ for the five days prior to the date of the purchase) to JJDC for gross proceeds of $5.0 million. The Company also entered into an Investor Rights Agreement, pursuant to which the Company granted JJDC certain rights to require the Company to register the shares for resale under the Securities Act.

The Company issued zero and 9,300 shares of common stock upon the exercise of outstanding stock options during the three and nine months ended September 30, 2016, respectively, and issued 57,512 shares of common stock upon the exercise of outstanding stock options during the year ended December 31, 2015.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Risk-free interest rate	—%	1.8	1.6%	1.7%
Expected volatility	—%	72	78%	73%
Expected term (in years)	—	6.2	6.3	6.2
Expected dividend yield	—%	—%	—%	—%

Stock compensation expense for the Employee Stock Purchase Plan was immaterial for the three and nine months ended September 30, 2016.

The allocation of stock-based compensation is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$85	$295	$795	$677
General and administrative	453	377	1,544	669
	$538	$672	$2,339	$1,346

7.	Collaborations

Santen

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. The license agreement provides for various types of payments, including the upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance, reimbursement of certain development costs, milestone payments, and royalties on net product sales. The Company has identified multiple deliverables, which include at inception: (1) a license to patents, information and know-how related to TRC105, (2) technology transfer, (3) collaboration, including technical and regulatory support provided by the Company, (4) manufacturing and supply obligations, and (5) shared chemistry, manufacturing and controls (CMC) development activities. Deliverables 1 and 2 above were substantially delivered at the inception of the agreement, and deliverables 3 through 5 are expected to be delivered during the estimated 40-month period over which the Company will provide technical and regulatory support to Santen. At inception and through September 30, 2016, the Company has identified one single unit of accounting for all the deliverables under the agreement since the delivered elements do not have standalone value. The Company’s technical and regulatory expertise, including manufacturing and CMC activities, in the development of biologic therapeutics, specifically TRC105, is a significant component of Santen’s ability to utilize the license and know-how related to TRC105. Given the early stage of development of TRC105 for ophthalmology, the Company is the only party capable of performing the level and type of technical and regulatory collaboration services required by Santen under the agreement. As a result, the Company has determined that the license, including the ability to sublicense, and know-how related to TRC105 do not have standalone value to a licensee. As such, the Company is recognizing revenue for the fixed or determinable collaboration consideration on a straight-line basis over the estimated 40-month period over which it will deliver its technical and regulatory support.

During the nine months ended September 30, 2016, the expected term over which the Company will provide technical and regulatory support to Santen was extended from 31 to 40 months. The changes in the estimated term increased net loss by $0.8 million, or $0.06 per share, and $1.9 million, or $0.15 per share, for the three and nine months ended September 30, 2016, respectively.

In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. The Company has determined that $10.0 million related to the initiation of certain clinical development activities will be based upon its efforts and meet the criteria of substantive milestones and therefore will be recognized as revenue upon achievement of the milestone in accordance with the milestone method of accounting. As of September 30, 2016, the Company had received a $3.0 million milestone payment related to development activities, revenue for which was recognized in the year ended December 31, 2015. The remaining $145.0 million of potential milestone payments are not substantive milestones as they do not require the efforts of the Company.

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

In connection with the collaboration with Santen, the Company recognized revenue of $0.8 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively, and $2.8 million and $6.5 million for the nine months ended September 30, 2016 and 2015, respectively.  At September 30, 2016, deferred revenue totaled $1.7 million.

Janssen

In September 2016,  the Company entered into a license and option agreement with Janssen (the License and Option Agreement) under which Janssen granted the Company a license to technology and intellectual property to develop, manufacture and commercialize two compounds: a small molecule inhibitor of androgen receptor and androgen receptor mutations (the AR Mutant Program or TRC253) which is intended for the treatment of men with prostate cancer, and an inhibitor of NF-kB inducing kinase (the NIK Program or TRC694, and, together with the AR Mutant Program, the Programs).

With respect to the AR Mutant Program, Janssen maintains an option, which is exercisable until 90 days after the Company demonstrates clinical proof of concept, to regain the rights to the licensed intellectual property and to obtain an exclusive license to commercialize the compounds and certain other specified intellectual property developed under the AR Mutant Program. If Janssen exercises the option, Janssen will be obligated to pay the Company (i) a one-time option exercise fee of $45.0 million; (ii) regulatory and commercial based milestone payments totaling up to $137.5 million upon achievement of specified events; and (iii) royalties in the low single digits on annual net sales of AR Mutant Program products. If Janssen does not exercise the option, the Company would then have the right to retain worldwide development and commercialization rights to the AR Mutant Program, in which case, the Company would be obligated to pay to Janssen (x) development and regulatory based milestone payments totaling up to $45.0 million upon achievement of specified events, and (y) royalties in the low single digits based on annual net sales of AR Mutant Program products, subject to certain specified reductions.

With respect to the NIK Program, Janssen maintains a right, which is exercisable within 90 days following the date on which the Company demonstrates clinical proof of concept with respect to the NIK Program, to negotiate for a period of six months for a reversion of the related rights in the licensed intellectual property and to obtain an exclusive license to commercialize the compounds and certain other specified intellectual property developed under the NIK Program. If Janssen does not exercise its right of first negotiation, or, if after exercise of such right, the Company and Janssen are unable to reach an agreement on the terms of a reversion and exclusive license, and, in either case, the Company continues the development of the NIK Program, then the Company would be obligated to pay Janssen (i) development and regulatory based milestone payments totaling up to $60.0 million upon achievement of specified events, and (ii) royalties in the low single digits based on annual net sales of NIK Program products, subject to certain specified reductions.

No consideration was exchanged for these assets on the acquisition date.  Given the early preclinical stage of development of these assets and the low likelihood of success of development through regulatory approval, no value has been assigned to these assets in the accompanying balance sheet.

The Company is obligated to use diligent efforts to develop the Programs according to agreed upon development plans, timelines and budgets. For each Program that the Company retains, the Company is further obligated to use commercially reasonable efforts to develop, obtain marketing approval for, and commercialize licensed products.  Until the expiration or earlier termination of the development term of the AR Mutant Program or the NIK Program, as applicable, under the License and Option Agreement, subject to specified exceptions, the Company has agreed not to research, develop or commercialize any compounds or products related to the AR Mutant Program or the NIK Program, as applicable, other than pursuant to the collaboration with Janssen.

The License and Option Agreement may be terminated for uncured breach, bankruptcy, or the failure or inability to demonstrate clinical proof of concept with respect to a particular Program during specified timeframes.  In addition, the License and Option Agreement will automatically terminate (a) with respect to the AR Mutant Program, upon Janssen exercising its option in respect of the AR Mutant Program and making payment of the option exercise fee to the Company or, if Janssen does not exercise the option, upon the expiration of all payment obligations of the Company to Janssen with respect of the AR Mutant Program, and (b) with respect to the NIK Program, upon the Company and Janssen entering into an exclusive license agreement following Janssen’s exercise of its right of first negotiation or, if Janssen’s right of first negotiation with respect to the NIK Program expires and the Company and Janssen have not entered into an exclusive license agreement, upon the expiration of all payment obligations of the Company to Janssen with respect of the NIK Program.  The Company may also terminate a Program or the Agreement in its entirety without cause, subject to specified conditions.

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

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, wet age-related macular degeneration, or wet AMD, and fibrotic diseases. We are a leader in the field of endoglin biology and are using our expertise to develop antibodies that bind to the endoglin receptor. Endoglin is essential to angiogenesis, the process of new blood vessel formation, and a key contributor to the development of fibrosis, or tissue scarring. Our lead product candidate, TRC105, is an endoglin antibody that is being developed for the treatment of multiple solid tumor types in combination with inhibitors of the vascular endothelial growth factor, or VEGF, pathway. The VEGF pathway regulates vascular development in the embryo, or vasculogenesis, and angiogenesis. TRC105 has been studied in seven completed Phase 2 clinical trials and three completed Phase 1 clinical trials, and is currently being dosed in five Phase 2 clinical trials. Our TRC105 oncology clinical development plan is broad and involves a tiered approach. We are initially focused on two orphan indications, angiosarcoma and gestational trophoblastic neoplasia, or GTN, both of which are tumors that highly express endoglin, the target of TRC105, and therefore may be more responsive to treatment with TRC105. We have seen complete ongoing responses in these tumor types and have initiated dosing in an international multicenter Phase 2 trial in GTN and plan to initiate initial Phase 3 development in angiosarcoma in December 2016 or early 2017. The proposed Phase 3 trial in angiosarcoma was recently reviewed by the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, at an End-of-Phase 2 meeting and protocol assistance meeting, respectively. The feedback from both Agencies was incorporated into the Phase 3 protocol. The protocol has been submitted for Special Protocol Assessment to the FDA and any further comments will also be incorporated. The next tier of development includes ongoing Phase 2 trials in renal cell carcinoma, which is a randomized trial, and hepatocellular carcinoma, that are expected to produce top-line data in 2017, and that, if positive, would also enable Phase 3 development. Additionally, we expect top-line data from a Phase 2 randomized trial in glioblastoma in late 2016 or early 2017. We consider these indications attractive because the endpoints for regulatory approval may be attained more quickly than the endpoints for other indications. We also expect that these initial indications would be for the same lines of treatment for which the companion VEGF inhibitor is approved. Finally, the third tier of development includes large indications including an ongoing Phase 1 trial in lung cancer and a Phase 1/2 trial in breast cancer. Positive data in these larger indications would enable further development.

During September 2016, we entered into a strategic licensing collaboration with Janssen Pharmaceutica N.V. (Janssen) for two novel oncology assets from Janssen’s early oncology development portfolio. The agreement grants us the rights to develop TRC253 (formerly JNJ-63576253), a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR) and multiple AR mutant receptors which display drug resistance to currently approved treatments, which is intended for the treatment of men with prostate cancer, and TRC694 (formerly JNJ-6420694), a novel, potent, orally bioavailable inhibitor of NF-kB inducing kinase (NIK), which is intended for the treatment of patients with hematologic malignancies, including myeloma.

TRC253 has completed IND-enabling studies and we expect to initiate a Phase 1/2 proof of concept, or POC, clinical study in the first half of 2017. Until 90 days after we complete the initial POC study, Janssen has an exclusive option to reacquire full rights to TRC253 for an upfront payment of $45.0 million to us, and obligations to make regulatory and commercialization milestone payments totaling up to $137.5 million upon achievement of specified events and a low single-digit royalty. If Janssen does not exercise its exclusive option to reacquire the program, we would then retain worldwide development and commercialization rights to the program, in which case we would be obligated to pay Janssen a total of up to $45.0 million in development and regulatory milestones upon achievement of specified events, in addition to a low single digit royalty.

TRC694 is currently in preclinical development and we expect to file an IND application in 2018, following completion of additional preclinical studies. Until 90 days after we complete the initial POC study, Janssen has a right of first negotiation to reacquire the program on terms to be negotiated between the parties. If Janssen does not exercise the negotiation right or the parties cannot agree to terms following negotiations, and if we elect to continue development of TRC694, we would be obligated to make development and regulatory milestone payments to Janssen totaling up to $60.0 million upon the achievement of specified events and a low single-digit royalty.

In addition, Johnson and Johnson Innovation – JJDC, Inc. made a $5.0 million equity investment in TRACON through the purchase of common stock at $5.95 per share (determined by the average of the daily volume weighted average closing prices of the common stock as reported on NASDAQ for the five days prior to the date of the purchase). We expect this funding to offset development expenses for TRC253 and TRC694 for at least the next 12 months.

During October 2016, at the European Society for Medical Oncology (ESMO) 2016 Congress, we reported updated results from a Phase 1b clinical trial combining TRC105 with Inlyta® (axitinib) in patients with advanced or metastatic renal cell carcinoma (RCC). Median progression free survival (PFS) of 11.3 months was observed in all RCC patients in the study, including those patients with clear cell RCC, the most prevalent form of RCC. An objective response rate (ORR) of 29% was also seen in the trial. For comparative purposes, median PFS observed in the large subgroup of VEGFR TKI-refractory patients treated with Inlyta (n=194) in the Inlyta AXIS Phase 3 study in second line clear cell RCC patients (a separate trial) was 4.8 months and ORR was 11.3%.

During October 2016, we announced the successful completion of the End-of-Phase 2 meeting process with both the FDA and the EMA. The FDA and the EMA separately determined the acceptability of the following key aspects of the proposed Phase 3 randomized trial comparing Votrient alone to a combination of Votrient (pazopanib) and TRC105 in angiosarcoma:

•	Progression-free survival, or PFS, as the primary end-point; overall survival as a secondary endpoint;

•

Adaptive design that allows for sample size reestimation to a maximum of 200 patients as well as enrichment of more responsive patients, based on an interim analysis, that we expect to occur in early 2018; and

•	Open label format with independent blinded determination of endpoint.

The trial is designed to provide at least 80% power to determine an improvement in median PFS from 4.0 to 7.3 months using a two-tailed alpha of 0.05.

In June 2016, we presented updated data from the ascending dose portion of a Phase 2 clinical trial of TRC105 with Votrient in patients with advanced soft tissue sarcoma. The combination of TRC105 and Votrient demonstrated encouraging signs of activity in the five angiosarcoma patients enrolled in the first cohort of the Phase 1b/2 trial. All of these patients had radiographic tumor reductions, including two durable complete responses (CRs) by RECIST 1.1, and median PFS for the five angiosarcoma patients was greater than 12.9 months. For comparison, PFS was 3.0 months with no CRs in a previously completed study with single agent Votrient in 30 angiosarcoma patients and there were no complete responses in sarcoma patients treated with Votrient (n=246) in the Votrient PALETTE Phase 3 trial. Signs of clinical or radiologic activity were also observed in three of four patients enrolled in the trial’s angiosarcoma expansion cohort and treated initially with TRC105 and Votrient. Endoglin expression on archival tumor tissue across all sarcoma subtypes treated in the study was not associated with improved PFS. Tumor heterogeneity, the long period of time between sampling and treatment, and the effects of tumor evolution resulting from prior treatment(s) may have limited the reliability of the archival tumor tissue used to accurately reflect tumor endoglin status at the time of initiation of TRC105 treatment. We plan to initiate a Phase 3 study in angiosarcoma in December 2016 or early 2017.

During May 2016, we received notice that the EMA granted TRC105 orphan drug designation for the treatment of patients with soft tissue sarcoma, including angiosarcoma. This designation complemented the orphan drug designation for TRC105 in soft tissue sarcoma received from the FDA in January 2016, and provides regulatory and financial incentives to develop and market therapies that treat rare diseases.

Our other product candidates include TRC205, an endoglin antibody that is in preclinical development for the treatment of fibrotic diseases, and TRC102, which is a small molecule that is in clinical development for the treatment of lung cancer and glioblastoma. In March 2014, Santen licensed from us exclusive worldwide rights to develop and commercialize our endoglin antibodies for ophthalmology indications.

We completed certain preclinical studies of our endoglin antibodies in the first quarter of 2016, including TRC205, in three fibrosis models in mice: a model of chemically-induced liver fibrosis, a model of chemically induced pulmonary fibrosis, and a model of non-alcoholic steatohepatitis, or NASH. In each study, one or more endoglin antibodies achieved the primary endpoint of the study compared to control. In the NASH study, the clinical candidate TRC205 significantly reduced the Non-Alcoholic Fatty Liver Disease (NAFLD) Activity Score versus control, and reduced fibrotic gene expression without significantly reducing the fibrotic area by visual inspection. We will present data from two of these models in November 2016 at the annual meeting of the American Association for the Study of Liver Disease, or AASLD.

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting base‑excision repair, or BER. In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity, in combination with alkylating and antimetabolite chemotherapy in the treatment of lung cancer and glioblastoma.

TRC102 began Phase 2 testing in mesothelioma in combination with the approved chemotherapeutic Alimta in 2015 and began Phase 2 testing in glioblastoma in combination with the approved chemotherapeutic Temodar in 2016. TRC102 is also being studied in three Phase 1 trials: in combination with Alimta and cisplatin in mesothelioma patients, in combination with chemoradiation in lung cancer patients, and in combination with Temodar in ovarian, lung and colorectal cancer patients. All current TR102 trials are sponsored by the National Cancer Institute, or NCI, and are funded by the NCI. We retain global rights to develop and commercialize TRC102 in all indications.

We have collaborated with NCI, which has selected TRC105 and TRC102 for federal funding of clinical development, as well as Case Western. Under these collaborations, NCI has sponsored or is sponsoring nine completed or ongoing clinical trials of TRC105 and TRC102, and Case Western sponsored two clinical trials of TRC102. We anticipate that NCI will complete ongoing Phase 2 clinical trials of TRC105 and may initiate other Phase 2 clinical trials in addition to the Phase 2 clinical trials of TRC105 that we are sponsoring. In addition, we expect that Phase 2 clinical trials of TRC102 will be completed with NCI funding. If merited by Phase 2 data, we expect to fund additional Phase 3 clinical trials of TRC105 in certain indications beyond angiosarcoma and initial Phase 3 clinical trials of TRC102 and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI will sponsor Phase 3 clinical trials in additional indications.

The following chart summarizes our pipeline of product candidates:

The following table summarizes key information regarding ongoing and planned development of our product candidates:

	Phase	Data Expected
TRC105
Planned trials:
Angiosarcoma	Phase 3	Interim analysis first half 2018
Ongoing trials:
Soft Tissue Sarcoma (including angiosarcoma)	Phase 2	Late 2016
Renal Cell Carcinoma	Randomized Phase 2	Mid 2017
Gestational Trophoblastic Neoplasia (GTN)	Phase 2	Preliminary data second half 2017
Glioblastoma	Randomized Phase 2	Late 2016 or early 2017
Hepatocellular Carcinoma	Phase 2	2017
Breast Cancer	Phase 1/2	2017
Lung Cancer	Phase 1	2017
Wet AMD (Santen) (DE-122)	Phase 1/2	2017
TRC102
Ongoing trials:
Mesothelioma	Phase 2	2017
Glioblastoma	Phase 2	2017
Solid tumors or Mesothelioma	Phase 1	2017
Solid tumors (Oral) and Lymphomas	Phase 1	2017
Lung Cancer	Phase 1	2017
TRC253
Planned trials:
Prostate Cancer	Phase 1/2	2018

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. We have not generated any revenue from product sales and, through December 31, 2014, had funded our operations primarily with the aggregate net proceeds of $79.1 million from the private placement of redeemable convertible preferred stock and common stock, a $10.0 million one-time upfront fee received in connection with our collaboration with Santen, and $10.0 million of commercial bank debt under our credit facility with SVB. In February 2015, we completed our initial public offering and a concurrent private placement and raised proceeds, net of underwriting discounts, commissions and offering costs of approximately $6.0 million, totaling approximately $35.0 million. At September 30, 2016, we had cash, cash equivalents and short-term investments totaling $35.1 million.

We have incurred losses from operations in each year since our inception. Our net losses were $24.4 million and $6.8 million for the years ended December 31, 2015 and 2014, respectively. At September 30, 2016, we had an accumulated deficit of $79.3 million.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of September 30, 2016, we had received $3.0 million in milestones related to development activities. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

Janssen Pharmaceutica N.V.

During September 2016, we entered into a strategic licensing collaboration with Janssen for two novel oncology assets from Janssen’s early oncology development portfolio. The agreement grants us the rights to develop TRC253 (formerly JNJ-63576253), a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR Mutant Program) and multiple AR mutant receptors which display drug resistance to approved treatments, which is intended for the treatment of men with prostate cancer, and TRC694 (formerly JNJ-6420694), a novel, potent, orally bioavailable inhibitor of NF-kB inducing kinase (the NIK Program and, together with the AR Mutant Program, the Programs), which is intended for the treatment of patients with hematologic malignancies, including myeloma.

Janssen maintains an option, which is exercisable until 90 days after we demonstrate clinical proof of concept with respect to the AR Mutant Program, to regain the rights to the licensed intellectual property and to obtain an exclusive license to commercialize the compounds and certain other specified intellectual property developed under the AR Mutant Program. If Janssen exercises the option, Janssen will be obligated to pay us (i) a one-time option exercise fee of $45.0 million; (ii) regulatory and commercial based milestone payments totaling up to $137.5 million upon achievement of specified events; and (iii) royalties in the low single digits on annual net sales of AR Mutant Program products. If Janssen does not exercise the option, we would then have the right to retain worldwide development and commercialization rights to the AR Mutant Program, in which case, we would be obligated to pay to Janssen (x) development and regulatory based milestone payments totaling up to $45.0 million upon achievement of specified events, and (y) royalties in the low single digits based on annual net sales of AR Mutant Program products, subject to certain specified reductions.

With respect to the NIK Program, Janssen maintains a right, which is exercisable within 90 days following the date on which we demonstrate clinical proof of concept with respect to the NIK Program, to negotiate for a period of six months for a reversion of the related rights in the licensed intellectual property and to obtain an exclusive license to commercialize the compounds and certain other specified intellectual property developed under the NIK Program. If Janssen does not exercise its right of first negotiation, or, if after exercise of such right, Janssen and we are unable to reach an agreement on the terms of a reversion and exclusive license, and, in either case, we continue the development of the NIK Program, then we would be obligated to pay Janssen (i) development and regulatory based milestone payments totaling up to $60.0 million upon achievement of specified events, and (ii) royalties in the low single digits based on annual net sales of NIK Program products, subject to certain specified reductions.

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

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing of any future achievement of milestones, whether and when Janssen reacquires rights to the AR Mutant Program and/or NIK Program and the extent to which any of our products are approved and successfully commercialized by us or Santen. If we or Santen fail to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, our results of operations and our financial position could be adversely affected.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Third-party research and development expenses:
TRC105	$2,944	$4,465	$11,487	$11,345
TRC253 & TRC694	197	-	197	-
TRC102	97	37	395	50
TRC205	29	65	71	208
Total third-party research and development expenses	3,267	4,567	12,150	11,603
Unallocated expenses	1,264	1,318	4,649	3,518
Total research and development expenses	$4,531	$5,885	$16,799	$15,121

Unallocated expenses consist of our internal personnel costs, facility costs and scientific advisory board related expenses.

We expect our current level of research and development expenses to continue to increase for the foreseeable future as we continue development of TRC105 in orphan indications, including initiating a Phase 3 clinical trial in angiosarcoma and a Phase 2 clinical trial in GTN, initiate manufacturing activities required for regulatory approval, and begin our development of our licensed compounds TRC253 and TRC694.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes an update which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our financial statements and related disclosures.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015	Change
	(in thousands)
Collaboration revenue	$815	$1,180	$(365)
Research and development expenses	4,531	5,885	(1,354)
General and administrative expenses	1,881	1,530	351
Other income (expense)	(274)	(212)	(62)

Collaboration revenue.  Collaboration revenue, all of which resulted from our collaboration with Santen, was $0.8 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively. The decrease of $0.4 million was due to a change in the expected term over which we will provide technical and regulatory support to Santen.

Research and development expenses.  Research and development expenses were $4.5 million and $5.9 million for the three months ended September 30, 2016 and 2015, respectively. The decrease of $1.4 million was due primarily to decreased TRC105 drug manufacturing expenses, offset by increased clinical study related expenses and expenses associated with acquiring TRC253 and TRC694.

General and administrative expenses.  General and administrative expenses were $1.9 million and $1.5 million for the three months ended September 30, 2016 and 2015, respectively. The increase of $0.4 million was due primarily to increased compensation related expenses, including stock-based compensation expenses, due to increased headcount in 2016.

Other income (expense).  Other income (expense) was ($0.3) million and ($0.2) million for the three months ended September 30, 2016 and 2015, respectively.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015	Change
	(in thousands)
Collaboration revenue	$2,832	$6,509	$(3,677)
Research and development expenses	16,799	15,121	1,678
General and administrative expenses	5,934	4,019	1,915
Other income (expense)	(793)	(732)	(61)

Collaboration revenue.  Collaboration revenue, all of which resulted from our collaboration with Santen, was $2.8 million and $6.5 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease of $3.7 million was primarily due to the achievement of a development milestone by Santen in June 2015 in connection with our collaboration, which triggered a $3.0 million milestone payment.

Research and development expenses.  Research and development expenses were $16.8 million and $15.1 million for the nine months ended September 30, 2016 and 2015, respectively. The increase of $1.7 million was due to increased clinical study related expenses, compensation related expenses, including stock-based compensation expenses, due to increased headcount, as well as increased preclinical expenses for TRC105 and expenses associated with acquiring TRC253 and TRC694, offset by decreased TRC105 drug manufacturing expenses.

General and administrative expenses.  General and administrative expenses were $5.9 million and $4.0 million for the nine months ended September 30, 2016 and 2015, respectively. The increase of $1.9 million was due primarily to increased compensation related expenses, including stock-based compensation expenses, due to increased headcount in 2016.

Other income (expense).  Other income (expense) was ($0.8) million and ($0.7) million for the nine months ended September 30, 2016 and 2015.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2016, we had an accumulated deficit of $79.3 million, and we expect to continue to incur net losses for the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

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

The 2015 Amended SVB Loan provides for interest to be paid at a rate of 6.5% per annum. Interest-only payments were due monthly through June 2016. Thereafter, in addition to interest accrued during such period, the monthly payments include an amount equal to the outstanding principal at July 1, 2016 divided by 30 months. At maturity (or earlier prepayment), we are also required to make a final payment equal to 8.5% of the original principal amount of the amounts borrowed. The 2015 Amended SVB Loan provides for prepayment fees of 2.0% of the amount prepaid if the prepayment occurs prior to May 13, 2017 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

The 2015 Amended SVB Loan is collateralized by substantially all of our assets, other than our intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be required to immediately repay all obligations under the 2015 Amended SVB Loan.

ATM Facility

In February 2016, we entered into an At-the-Market Equity Offering Sales Agreement, or the Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $25.0 million of our shares of our common stock through Stifel, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through Stifel, on the Nasdaq Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Stifel will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are obligated to pay Stifel an aggregate sales agent commission equal to up to 2.5% of the gross proceeds of the sales price for common stock sold under the Sales Agreement. As of September 30, 2016, no shares of our common stock have been sold under the Sales Agreement and the full $25.0 million of common stock remains available to be sold.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(21,165)	$(11,645)
Investing activities	5,312	(10,582)
Financing activities	4,128	34,379
(Decrease) increase in cash and cash equivalents	$(11,725)	$12,152

Operating activities.  Net cash used in operating activities was $21.2 million for the nine months ended September 30, 2016 and was primarily due to our net loss and changes in our working capital, offset by non-cash charges including stock-based compensation. Net cash used in operating activities was $11.6 million for the nine months ended September 30, 2015 and was primarily due to our net loss and changes in our working capital, offset by non-cash charges including stock-based compensation.

Investing activities.  Net cash provided by investing activities was $5.3 million for the nine months ended September 30, 2016 and was primarily due to maturities of short-term investments, offset by purchases of these investments.  Net cash used in investing activities was $10.6 million for the nine months ended September 30, 2015 and was primarily due to the purchase of short-term investments.

Financing activities.  Net cash provided by financing activities was $4.1 million during the nine months ended September 30, 2016 and primarily resulted from $5.0 million in proceeds received from the sale of our common stock to JJDC, offset in part by $1.0 million in repayments under our SVB loan agreement. Net cash provided by financing activities was $34.4 million during the nine months ended September 30, 2015 and resulted from net proceeds received totaling approximately $36.3 million from our initial public offering and concurrent private placement received in the period, offset in part by $1.9 million in net repayments on borrowings under our SVB loan agreement.

Funding Requirements

At September 30, 2016, we had cash, cash equivalents and short-term investments totaling $35.1 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for our planned operations to the middle of 2017, which we expect will allow us to deliver top-line data in TRC105 randomized trials in glioblastoma and renal cell carcinoma. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including to complete our planned Phase 2 trial in GTN and planned Phase 3 trial in angiosarcoma. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction, including our strategic licensing transaction with Janssen, will likely increase our future funding requirements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our planned clinical trials of TRC105;
•	Santen’s ability and willingness to continue clinical development of DE-122;
•	our ability to enter into and maintain our collaborations, including our collaboration with Santen;
•	our ability to achieve, and our obligations to make, milestone payments under our collaboration and license agreements;
•	the costs and timing of procuring supplies of our product candidates for clinical trials and regulatory submissions;
•	the scope, progress, results and costs of preclinical development, and clinical trials of our other product candidates;
•	whether and when Janssen reacquires the rights to the AR Mutant Program and/or the NIK Program;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the revenue, if any, received from commercial sales of our product candidates for which we or any of our partners, including Santen, may receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2016, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of our product candidates, including our most advanced product candidate, TRC105, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $24.4 million and $6.8 million for the years ended December 31, 2015 and 2014, respectively. At September 30, 2016, we had an accumulated deficit of $79.3 million.

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

At September 30, 2016, we had cash, cash equivalents and short-term investments totaling $35.1 million. Based upon our current operating plan, we believe that our existing cash will enable us to fund our operating expenses and capital requirements into the middle of 2017.  We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including for the completion of our planned Phase 2 trial in GTN and planned Phase 3 trial in angiosarcoma. In addition, we recently licensed two early-stage oncology programs from Janssen Pharmaceutica N.V. (Janssen) and are subject to obligations to develop the programs through clinical proof of concept.  While we concurrently received a $5.0 million equity investment from an affiliate of Janssen that will help fund the costs of the development activities, we anticipate that we will need additional funds to complete clinical proof of concept for the programs and, to the extent we retain the programs afterwards, to advance the programs through later stages of development.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could harm the commercial prospects for our product candidates. For example, we anticipate that if we were to obtain regulatory approval for TRC105 in some or all of the initial oncology indications we are pursuing, we or our partners such as NCI would still need to conduct additional Phase 3 clinical trials in order to obtain approval for additional indications and expand TRC105’s market potential. In addition, we believe that TRC105 may be most effective as a treatment of solid tumors, such as angiosarcoma and GTN, that express high levels of endoglin. We previously analyzed endoglin expression on archival tumor tissue across various sarcoma subtypes and did not find a correlation between endoglin expression and response to TRC105 treatment. We believe that this analysis may have limited utility due to tumor heterogeneity, the long period of time between sampling and treatment, and the effects of tumor evolution resulting from prior treatment. If we are unable to establish a correlation between endoglin expression and response to TRC105 treatment in subsequent analyses or to identify additional tumor types that express endoglin, our ability to successfully identify target patient populations for future clinical development or to expand TRC105’s market potential may be limited.

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

We may be unsuccessful in our efforts to obtain additional orphan drug designations from the FDA for our product candidates or may not ultimately realize the potential benefits of orphan drug designation.*

We received orphan drug designation for TRC105 in soft tissue sarcoma in 2016 in the US and EU and we intend to seek orphan drug designation for our eligible product candidates in other indications. We have applied for orphan drug designation in gestational trophoblastic neoplasia (GTN) and the FDA has requested additional information to further review our application. The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years. Despite our receipt of orphan drug designation for TRC105 in soft tissue sarcoma, we cannot guarantee that we will be able to receive orphan drug status from the FDA for any other product candidates or indications. If we are unable to secure orphan drug designation for additional product candidates or indications, our regulatory and commercial prospects may be negatively impacted.

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

We are dependent on our license agreement with Santen to develop and commercialize our endoglin antibodies, including DE-122, in the field of ophthalmology. The failure to maintain our agreement with Santen or the failure of Santen to perform its obligations under the agreement, could negatively impact our business.*

Pursuant to the terms of our license agreement with Santen, we granted Santen an exclusive, worldwide license to certain patents, information and know-how related to our endoglin antibodies, including TRC105, which is referred to by Santen as DE-122, for development and commercialization in ophthalmology indications, excluding systemic treatment of ocular tumors. Consequently, our ability to realize value or generate any revenues from our endoglin antibodies in the field of ophthalmology depends on Santen’s willingness and ability to develop and obtain regulatory approvals for and successfully commercialize product candidates using our technology for these indications. We have limited control over the amount and timing of resources that Santen will dedicate to these efforts. In particular, we will not be entitled to receive additional milestone or royalty payments from Santen absent further development and eventual commercialization of endoglin antibodies in ophthalmology indications.

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

To the extent we enter into additional agreements for the development and commercialization of our product candidates we would likely be similarly dependent on the performance of those third parties and subject to similar risks. For example, if Janssen exercises its option to reacquire rights to the AR mutant program that we are developing, we would be entitled to receive a pre-negotiated up-front fee from Janssen, but we would be dependent on Janssen to further develop the program in order to receive any further value in the form of milestone payments or royalties.

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

Manufacturing drugs and biologics is complicated and is tightly regulated by regulatory authorities, including the FDA and foreign equivalents. We currently rely on third party manufacturers to supply us, as well as other parties conducting studies and trials of our product candidates, such as NCI, Case Western and Santen, with drug substance for preclinical and clinical trials. We also expect to continue to rely on third party manufacturers for any drug substance required for commercial supply, and do not intend to build our own manufacturing capability. Moreover, the market for contract manufacturing services for drug products, including biologics such as TRC105 and small molecules such as TRC253 and TRC694, is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If any need we have for contract manufacturing services increases during a period of industry-wide tight capacity, we may not be able to access the required capacity on a timely basis or on commercially viable terms, which could result in delays in initiating or completing clinical trials or our ability to apply for or receive regulatory approvals. In addition, we contract with fill and finishing providers with the appropriate expertise, facilities and scale to meet our needs.

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

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of October 26, 2016, we are the exclusive licensee of seven issued U.S. patents and four pending U.S. patent applications and ten issued non-U.S patents and four pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.” We are also the exclusive licensee of pending applications, which have not yet published, related to the product candidates TRC253 and TRC694.

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

We have in-licensed a portion of our intellectual property, and, if we fail to comply with our obligations under these arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.*

We are a party to a number of license agreements that are important to our business, and we may enter into additional license agreements in the future. Our product candidate TRC105 is protected by patents exclusively in-licensed from Roswell Park Cancer Institute. Our product candidate TRC102 is protected by patents exclusively licensed from Case Western. Our product candidates TRC253 and TRC694 and associated intellectual property have been licensed from Janssen.

Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If there is any conflict, dispute, disagreement or issue of non-performance between us and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment or diligence obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our and our partner’s ability to utilize the affected intellectual property in our drug development efforts, and our ability to enter into collaboration or marketing agreements for a product candidate, may be adversely affected.

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

Risks Related to Our Business and Industry

If we fail to develop, acquire or in-license other product candidates or products, our business and prospects will be limited.*

We do not have internal new drug discovery capabilities or a technology platform with which to develop novel product candidates. Unless we develop or acquire these capabilities or a technology platform, our only means of expanding our product pipeline will be to acquire or in-license product candidates that complement or augment our current targets, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting and acquiring or licensing promising product candidates requires substantial technical, financial and human resources. Efforts to do so may not result in the actual development, acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. With respect to TRC253, Janssen has an option to reacquire the intellectual property rights to the program on pre-negotiated terms until a certain period of time following the completion of clinical proof of concept.  If Janssen exercises this right, while we would be entitled to receive an up-front payment and would have the opportunity to receive future milestone and royalty payments from Janssen, we would have no further rights to develop, commercialize or realize value from TRC253.  In addition, Janssen has an option to negotiate with us to reacquire rights to TRC694 following the completion of clinical proof of concept, which may or may not result in an out-license of the product candidate back to

Janssen. If we are unable to retain existing product candidates and add additional product candidates to our pipeline, our long-term business and prospects will be limited.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of September 30, 2016, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 50% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

Set forth below is information regarding securities issued by us during the three months ended September 30, 2016 that were not registered under the Securities Act of 1933, as amended, or Securities Act. Also included is the information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Between July 1 and September 30, 2016 we issued 12,335 shares of common stock upon execution of a consulting agreement. No underwriters were involved in the foregoing issuance of securities. The shares of common stock are subject to forfeiture on a pro-rata basis if the consulting agreement and related consulting obligation is terminated within one year of the agreement. The securities described above were issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The purchaser in this transaction represented to us in connection with its purchase that it was acquiring the securities for investment and not for distribution and that it could bear the risks of the investment. The purchaser received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from registration.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(1)	Amended and Restated Bylaws, as currently in effect.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
4.3	Investor Agreement By and Between Johnson & Johnson Innovation-JJDC, Inc. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.
10.1*	License and Option Agreement By and Between Janssen Pharmaceutica N.V. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.
10.2	Stock Purchase Agreement By and Between Johnson & Johnson-JJDC, Inc. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: November 8, 2016	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: November 8, 2016	/s/ Patricia L. Bitar, C.P.A.
Patricia L. Bitar, C.P.A.
Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(1)	Amended and Restated Bylaws, as currently in effect.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
4.3	Investor Agreement By and Between Johnson & Johnson Innovation-JJDC, Inc. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.
10.1*	License and Option Agreement By and Between Janssen Pharmaceutica N.V. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.
10.2	Stock Purchase Agreement By and Between Johnson & Johnson-JJDC, Inc. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.