Form 10-Q/A
period 2016-09-30
Tracon Pharmaceuticals, Inc.
filed 2017-02-16
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-36818

TRACON Pharmaceuticals, Inc. (Exact name of registrant as specified in its charter)

Delaware	34-2037594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8910 University Center Lane, Suite 700, San Diego CA	92122
(Address of principal executive offices)	(Zip Code)

858-550-0780

(Registrant’s telephone number, including area code)

___________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock as of November 4, 2016 was 13,065,971.

EXPLANATORY NOTE

TRACON Pharmaceuticals, Inc. filed its Quarterly Report on Form 10-Q for the period ended September 30, 2016, on November 9, 2016 (the “Original Filing”).  TRACON is filing this Amendment No. 1 on Form 10-Q/A to refile Exhibit 10.1 thereto.  This Amendment No. 1 on Form 10-Q/A does not reflect subsequent events occurring after the filing date of the Original Filing or modify or update any disclosures made in the Original Filing, except as described above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.
Date: February 15, 2017	By:	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: February 15, 2017	By:	/s/ Patricia L. Bitar, C.P.A.
Patricia L. Bitar, C.P.A.
Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS TO FORM 10-Q/A

Exhibit Number	Description of Document
10.1*	License and Option Agreement By and Between Janssen Pharmaceutica N.V. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

4