Form 10-K
period 2016-12-31
Tracon Pharmaceuticals, Inc.
filed 2017-03-01
CIK 1394319

h

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).      Yes ☐    No ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $37.8 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2016 of $4.38 per share.

The number of outstanding shares of the registrant’s common stock as of February 12, 2017 was 16,163,559.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2016.

TRACON Pharmaceuticals, Inc.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2016

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, including the sections entitled “Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	the success, cost and timing of results of our and our collaborators’ ongoing clinical trials;
•	our and our collaborators’ plans to develop and commercialize our product candidates;
•	the potential benefits of our collaboration arrangements and our ability to enter into additional collaboration arrangements;
•	our development and regulatory strategy and potential benefits associated therewith;
•	the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any approved product candidate;
•	the impact of competing products that are or may become available;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources, and our need for additional financing; and
•	our ability to realize the anticipated benefits associated with our capital efficiency focused initiatives.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, wet age-related macular degeneration, or wet AMD, and fibrotic diseases. We are a leader in the field of endoglin biology and are using our expertise to develop antibodies that bind to the endoglin receptor. Endoglin is essential to angiogenesis, the process of new blood vessel formation required for solid cancer growth and for wet AMD, and a key contributor to the development of fibrosis, or tissue scarring. We are developing our lead product candidate, TRC105 (INN carotuximab), an endoglin antibody, for the treatment of multiple solid tumor types in combination with inhibitors of the vascular endothelial growth factor, or VEGF, pathway. The VEGF pathway regulates vascular development in the embryo, or vasculogenesis, and angiogenesis. We believe treatment with TRC105 in combination with VEGF inhibitors may improve survival in cancer patients when compared to treatment with a VEGF inhibitor alone.  TRC105 has been studied in eight completed Phase 2 clinical trials and three completed Phase 1 clinical trials, and is currently being dosed in one Phase 3 clinical trial, four Phase 2 clinical trials and three Phase 1 clinical trials. Our TRC105 oncology clinical development plan is broad and involves a tiered approach. We are initially focused on two indications, angiosarcoma and gestational trophoblastic neoplasia, or GTN, both of which are tumors that highly express endoglin, the target of TRC105, and therefore may be more responsive to treatment with TRC105. We have seen complete ongoing responses in these tumor types and have initiated dosing in an international multicenter Phase 3 trial in angiosarcoma and an international multicenter Phase 2 trial in GTN. We obtained

Special Protocol Assessment (SPA) agreement from the U.S. Food and Drug Administration (FDA) on our clinical trial design for the Phase 3 trial in angiosarcoma and also incorporated scientific advice from the European Medicines Agency (EMA) regarding the adequacy of the trial design.  We also received orphan drug designation from the FDA and the EMA for TRC105 for the treatment of soft tissue sarcoma, including angiosarcoma, in 2016.

The next tier of TRC105 development includes ongoing Phase 2 trials in renal cell carcinoma, which is a randomized trial expected to produce top-line data in the second half of 2017, and hepatocellular carcinoma, that is expected to produce top-line data in the first half of 2018.  Positive data from either of these Phase 2 trials could enable Phase 3 development. We consider these indications attractive because the endpoints for regulatory approval may be attained more quickly than the endpoints for other indications. We also expect that these initial indications would be for the same lines of treatment for which the companion VEGF inhibitor is approved.

Finally, the third tier of TRC105 development includes large indications including an ongoing Phase 1 trial in lung cancer and a Phase 1/2 trial in breast cancer. Positive data in these larger indications would enable further development.

We have produced a formulation of TRC105 for development in ophthalmology, which is being developed for the treatment of wet AMD, the leading cause of blindness in the Western world. In March 2014, Santen licensed from us exclusive worldwide rights to develop and commercialize our endoglin antibodies, including TRC105, for ophthalmology indications. We retain global rights to develop our endoglin antibodies outside of the field of ophthalmology. In June 2015, Santen filed an Investigational New Drug, or IND, application with the FDA for the initiation of clinical studies for DE‐122, the ophthalmic formulation of TRC105, in patients with wet AMD. The Phase 1/2 PAVE trial is recruiting patients with wet AMD, including patients receiving a VEGF inhibitor, and top-line data are expected in the second half of 2017. We also expect Santen to initiate the Phase 2 AVANTE trial in wet AMD in 2017.

TRC205, a humanized, deimmunized endoglin antibody, is being developed for the treatment of fibrotic diseases. Diseases characterized by fibrosis, the harmful buildup of excessive fibrous tissue from cells, including the fibroblast, that leads to scarring and ultimately organ failure, include nonalcoholic steatohepatitis, or NASH, idiopathic pulmonary fibrosis, or IPF, renal fibrosis, cardiac fibrosis and scleroderma. Clinical data have demonstrated increased endoglin expression on fibroblasts in patients with heart failure and inhibiting endoglin reduced cardiac fibrosis, preserved heart function and improved survival in mouse models of heart failure. Subsequent preclinical research in mouse models indicated that antibodies to endoglin inhibit cardiac, liver, and pulmonary fibrosis. These findings indicate endoglin’s importance in cardiac, lung and liver fibrosis, and we believe these findings may be applicable to multiple fibrotic diseases, including NASH, IPF, myelofibrosis and other indications. In addition, a patient with cutaneous neurofibromatosis treated with TRC105 and a VEGF inhibitor in an oncology trial demonstrated reduction in the cutaneous lesions that characterize the disease. We may study TRC105 in additional patients with cutaneous neurofibromatosis.

Our second clinical stage product oncology candidate is TRC102, a small molecule being developed for the treatment of mesothelioma, lung cancer and glioblastoma. TRC102 is in clinical development to reverse resistance to specific chemotherapeutics by inhibiting base‑excision repair, or BER. In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy, including agents approved for the treatment of lung cancer and glioblastoma. TRC102 is being studied in Phase 2 trials with Temodar (temozolomide) in glioblastoma and with Alimta (pemetrexed) in mesothelioma, in addition to three ongoing Phase 1 trials.

We are also developing TRC253 and TRC694, small molecule compounds we licensed from Janssen Pharmaceutica N.V. (Janssen) in September 2016. TRC253 is a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR) and multiple AR mutant receptors which display drug resistance to currently approved treatments, and is intended for the treatment of men with prostate cancer. We filed an IND in December 2016, which was cleared by the FDA in January 2017, and expect to initiate first in human testing for TRC253 in a Phase 1/2 clinical study in the first half of 2017. Until 90 days after we complete the initial Phase 1/2 study, Janssen has an exclusive option to reacquire full rights to TRC253 for an upfront payment of $45.0 million to us, and obligations to make regulatory and commercialization milestone payments totaling up to $137.5 million upon achievement of specified events and a low single-digit royalty. If Janssen does not exercise its exclusive option to reacquire the program, we would then retain worldwide development and commercialization rights to the program, in which case we would be obligated to pay Janssen a total of up to $45.0 million in development and regulatory milestones upon achievement of specified events, in addition to a low single digit royalty.

TRC694 is a novel, potent, orally bioavailable inhibitor of NF-kB inducing kinase (NIK), which is intended for the treatment of patients with hematologic malignancies, including myeloma. We plan to conduct preclinical activities, including formulation development and companion diagnostic development, and expect to file an IND for TRC694 in 2018.

We operate a product development platform that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance and regulatory affairs groups are responsible for significant aspects of our clinical trials, including site monitoring, regulatory compliance, database management and clinical study report preparation. We use this internal resource to minimize the costs associated with hiring contract research organizations, or CROs, to manage clinical, regulatory and database aspects of the clinical trials that we sponsor. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which expedites patient enrollment and access to patient data as compared to a CRO-managed model, and we have begun to leverage this capital efficient model in our recently initiated international clinical trials. In addition, we have an experienced chemistry, manufacturing and controls (CMC) group that completes our product development platform.

We have collaborated with the National Cancer Institute (NCI), which has selected TRC105 and TRC102 for federal funding of clinical development, as well as Case Western Cancer Center (Case Western) and certain other academic institutions. Under these collaborations, NCI has sponsored or is sponsoring nine completed or ongoing clinical trials of TRC105 and TRC102, and Case Western has sponsored or is sponsoring three clinical trials of TRC102. We anticipate that NCI will complete ongoing Phase 1 and Phase 2 clinical trials of TRC105 and TRC102 and may initiate other clinical trials. If merited by Phase 2 data, we expect to fund additional Phase 3 clinical trials of TRC105 in certain indications beyond angiosarcoma and initial Phase 3 clinical trials of TRC102 and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI would sponsor Phase 3 clinical trials in additional indications.

The following chart summarizes our pipeline of product candidates:

The following table summarizes key information regarding ongoing and planned development of our product candidates:

	Phase	Data Expected
TRC105
Ongoing trials:
Angiosarcoma	Phase 3	Interim analysis first half 2018
Renal Cell Carcinoma	Randomized Phase 2	Second half 2017
Soft Tissue Sarcoma	Phase 2	Second half 2017
Gestational Trophoblastic Neoplasia (GTN)	Phase 2	Interim data second half 2017
Hepatocellular Carcinoma	Phase 1/2	2018
Hepatocellular Carcinoma (NCI Sponsored)	Phase 1/2	2017
Lung Cancer	Phase 1	2017
Breast Cancer	Phase 1/2	2017
Wet AMD (Santen) (DE-122)	Phase 1/2	2017
TRC102
Ongoing trials:
Mesothelioma	Phase 2	2018
Glioblastoma	Phase 2	2018
Solid tumors	Phase 1	2017
Solid tumors (Oral) and Lymphomas	Phase 1	2018
Lung Cancer	Phase 1	2018
TRC253
Planned trials:
Prostate Cancer	Phase 1/2	2018

Our goal is to be a leader in the development of targeted therapies for patients with cancer and other diseases of high unmet medical need. As key components of our strategy, we intend to:

•

Focus the initial tier of clinical development of TRC105 on oncology indications that highly express endoglin and have demonstrated durable complete responses to treatment, and have potential reduced time to regulatory approval. We have initiated dosing in our international multicenter randomized Phase 3 clinical trial of TRC105 in angiosarcoma, a type of soft tissue sarcoma that highly expresses endoglin, in combination with the approved VEGF inhibitor Votrient (pazopanib) versus single agent Votrient.  We expect an interim analysis in the first half of 2018 that will determine the final sample size. We expect top line data in 2019. We obtained SPA agreement from the FDA on our clinical trial design for the Phase 3 trial in angiosarcoma and also incorporated scientific advice from the EMA regarding the adequacy of the trial design. The primary endpoint of the trial is progression-free survival, or the time a patient lives without the cancer progressing, rather than overall survival. A progression-free survival primary endpoint can be achieved sooner than an overall survival endpoint, thereby reducing the time to complete the clinical trial described here and submit applications for regulatory approval. We also received orphan drug designation from the FDA and the EMA for TRC105 for the treatment of soft tissue sarcoma, including angiosarcoma, in 2016. We have initiated an international multicenter Phase 2 clinical trial of TRC105 as a single agent and in combination with Avastin (bevacizumab) in GTN with overall response as the primary endpoint, and expect topline data in the second half of 2018. In the case of GTN, response can be reliably assessed by serum β‐hCG, a known and reliable marker of disease burden, and we expect that regulatory approval would be based on overall response rate in a single arm trial.

•

Focus the second tier of clinical development of TRC105 on oncology indications that have potential reduced time to regulatory approval. We plan to continue ongoing Phase 2 development of TRC105 in combination with approved VEGF inhibitors in the oncology indications of renal cell carcinoma and hepatocellular carcinoma, both of which are associated with reduced time to achieve the endpoints necessary for regulatory approval, with the goal of enabling one or more Phase 3 clinical trials in these indications. The FDA has granted approval for drugs in renal cell carcinoma based on a primary endpoint of progression-free survival, rather than overall survival. Although the endpoint for approval for hepatocellular carcinoma is overall survival, this endpoint is typically reached sooner for hepatocellular carcinoma than for many other solid tumors.

•

Focus the third tier of clinical development of TRC105 on large market oncology indications. To maximize the commercial opportunity of TRC105, we intend to continue developing TRC105 in additional oncology indications with large patient populations. We initiated dosing in a Phase 1 trial of TRC105 in combination with chemotherapy and Avastin in lung cancer, and in a Phase 1/2 trial of TRC105 with Afinitor (everolimus) and Femara (letrozole) in breast cancer in 2016. We expect top-line data in lung cancer in 2017 that, if positive, could enable further development.

•

Continue to leverage our collaborative relationship with NCI to accelerate and broaden development of TRC105 and TRC102. Our collaboration with NCI allows us to pursue more indications with our assets than we would otherwise be able to pursue on our own. We anticipate that NCI will complete ongoing Phase 1 and Phase 2 clinical trials of TRC105 and TRC102 and may initiate other clinical trials. If merited by Phase 2 data, we expect to fund additional Phase 3 clinical trials of TRC105 and TRC102 and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI would sponsor Phase 3 clinical trials in additional indications.

•

Support Santen during clinical development to advance DE-122 in wet AMD. We are using our expertise in the development of endoglin antibodies to assist Santen in the development of DE-122. Santen filed an IND in June 2015 for the development of DE-122, is currently enrolling wet AMD patients into the Phase 1/2 PAVE trial of DE-122 and we expect them to initiate the Phase 2 AVANTE trial of DE-122 in 2017.

•

Continue preclinical studies of endoglin antibodies in fibrotic diseases. TRC205, a humanized and deimmunized endoglin antibody, is our lead product candidate for the treatment of fibrotic diseases, including NASH and IPF, each of which presents a large commercial opportunity. We reported data for TRC205 in a preclinical model of NASH in 2016, and plan to report additional preclinical studies of our endoglin antibodies in 2017. We also may study TRC105 in patients with cutaneous neurofibromatosis.

•

Initiate first in human Phase 1/2 clinical trial of TRC253 in patients with prostate cancer. We filed an IND in December 2016 for TRC253, that was cleared by the FDA in January 2017, and expect to initiate dosing in a Phase 1/2 clinical trial of TRC253 in the first half of 2017 in castrate resistant prostate cancer patients.

•	Continue preclinical development of TRC694. We plan to conduct preclinical activities for TRC694 to enable filing of an IND in 2018.

•

Leverage internal capabilities to advance other programs efficiently and cost effectively through our product development platform.  We have assembled a management team that has contributed to the approval of seven therapeutics, including VEGF inhibitors in cancer and in wet AMD, and that has core competencies relating to clinical operations, regulatory affairs, quality assurance and CMC. We expect to continue to benefit from these capabilities through the development of additional early and mid-stage product candidates, both from internal programs and potential in-licensed programs.

Our Lead Product Candidate– TRC105

Rationale for Developing Endoglin Antibodies to Treat Cancer, Wet AMD and Fibrotic Diseases

We focus on developing antibodies that target the endoglin receptor. Endoglin is a protein that is overexpressed on endothelial cells, the cells that line the interior surface of blood vessels, when they experience hypoxia, which is a condition characterized by inadequate oxygen supply. Endoglin allows endothelial cells to proliferate in a hypoxic environment and is required for angiogenesis. These properties render endoglin an attractive target for the treatment of diseases that require angiogenesis, including solid cancers and wet AMD, especially in combination with VEGF inhibitors. Endoglin is also expressed on fibroblasts, the cells that mediate fibrosis, and is a key contributor to the development of fibrosis. Finally, endoglin is also expressed on activated macrophages.

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

There are several FDA-approved anti-angiogenesis drugs that inhibit the VEGF pathway, with over $10.0 billion in reported aggregate worldwide sales in oncology in 2016. VEGF inhibitors are approved in the following oncology indications, among others:

•

Soft Tissue Sarcoma, including angiosarcoma.  The American Cancer Society, or the ACS, estimates there were approximately 12,000 new cases of soft tissue sarcoma in the United States in 2016 with more than 4,900 deaths. Localized tumors are curable, but patients with metastatic disease have a median survival of approximately 12 months following diagnosis. Standard systemic chemotherapy regimens are poorly tolerated and of limited usefulness with response rates of approximately 20% to 30%. Votrient, a small molecule VEGF inhibitor, was approved in the United States for the second line treatment of soft tissue sarcoma in 2013. Votrient is also approved for angiosarcoma where there are an estimated 500 cases annually in each of the United States and the European Union.

•

Renal Cell Carcinoma.  The ACS estimates there were 62,700 new cases of renal cell carcinoma in the United States in 2016 with 14,240 deaths. Sutent (sunitinib), Nexavar (sorafenib) and Votrient are small molecule VEGF inhibitors approved as single agents for the first line treatment of advanced or metastatic renal cell carcinoma, Inlyta (axitinib) and Cabometyx (cabozantanib) are small molecule VEGF inhibitors approved for second line treatment, Avastin is approved with interferon. Inlyta was approved in 2012 for the treatment of renal cell carcinoma, with reported global sales of $401 million in 2016, compared to $430 million in 2015.

•

Hepatocellular Carcinoma.  The ACS estimates there were 39,230 new cases of hepatocellular carcinoma in the United States in 2016 with 27,170 deaths. The only drug approved in the United States for the first line treatment of hepatocellular carcinoma is the VEGF inhibitor Nexavar. In 2016, reported global sales of Nexavar were $1.0 billion worldwide.

•

Colorectal Cancer.  The ACS estimates there were 134,490 new cases of colon cancer or rectal cancer in the United States in 2016 with 49,190 deaths. Avastin is approved with chemotherapy for the first and second line treatment of patients with metastatic colorectal cancer, Cyramza (ramucirumab) is approved with chemotherapy for second line treatment of patients with metastatic colorectal cancer, and Zaltrap (ziv-aflibercept) is approved with chemotherapy for the second line treatment of patients with metastatic colorectal cancer. Stivarga (regorafenib) is approved following prior treatment with chemotherapy and VEGF inhibitor.

•

Non-Small Cell Lung Cancer.  The ACS estimates there were 224,390 new cases of lung cancer in the United States in 2016 with 158,080 deaths. Avastin is approved for the first line treatment of patients with locally advanced, recurrent, or metastatic non-squamous non-small cell lung cancer, in combination with chemotherapy and Cyramza is approved for the treatment of patients with metastatic non-small cell lung cancer.

VEGF inhibitors are also used off-label in other indications, including GTN. GTN is a form of gestational trophoblastic disease (GTD), a group of rare diseases that originate in the placenta and have the potential to locally invade the uterus and metastasize. The pathogenesis of GTD is unique because the maternal tumor arises from gestational rather than maternal tissue. The major histologic entities for this disease include complete molar pregnancy, partial molar pregnancy, invasive mole, and choriocarcinoma. The term GTN is used when molar and non-molar pregnancies become malignant, and comprise the morphologic entities of invasive mole and choriocarcinoma. Choriocarcinoma metastasizes hematogenously and can follow any type of pregnancy, but most commonly develops after complete hydatidiform mole. The reported incidence of GTD in the United States is about 110 to 120 per 100,000 pregnancies. The reported incidence of choriocarcinoma, the most aggressive form of GTD, in the United States is about 2 to 7 per 100,000 pregnancies.

TRC105 Development in Oncology

Clinical Development Overview

TRC105 is our investigational novel human chimeric IgG1 monoclonal antibody that is currently being dosed weekly or every two weeks by intravenous, or IV, infusion in clinical trials. Commercialized chimeric antibodies include Rituxan (rituximab), Erbitux (cetuximab) and Adcetris (brentuximab vedotin), which collectively had reported global sales of over $7.0 billion in 2016.

Clinical trials of TRC105 as a single agent in patients whose cancer had progressed on multiple prior therapies indicated limited single agent activity in treatment-resistant patients with prostate cancer, metastatic bladder cancer, advanced or metastatic hepatocellular carcinoma, glioblastoma and ovarian cancer. However, single agent activity, as evidenced by progression-free survival greater than 18 months or partial response, was achieved in individual treatment-resistant patients with soft tissue sarcoma, hepatocellular carcinoma and prostate cancer. VEGF levels are elevated following TRC105 treatment and the collective clinical data support the development of TRC105 in combination with VEGF inhibitors rather than development as a single agent. Initially,

TRC105 was studied in the last line treatment setting, where patients tend to be resistant to additional treatments, but ongoing development focuses on the treatment of cancer patients with TRC105 and VEGF inhibitors in the first and second line treatment settings, where increased susceptibility to anti-angiogenic treatment is expected. Additionally, TRC105 may be more effective as a single agent in tumor types, including angiosarcoma, known to overexpress endoglin.

TRC105 is being studied in eight ongoing clinical trials in combination with VEGF inhibitors and has been studied in 11 completed clinical trials as a single agent or with VEGF inhibitors. The following table summarizes certain key information regarding our clinical trials of TRC105 in cancer patients:

Ongoing Clinical Trials of TRC105

			Companion	Design
Phase	Indication	Sponsor	Treatment	(Number of Patients)
3	Angiosarcoma	TRACON	Votrient	Randomized (Up to 200)
2*	Clear cell renal cell carcinoma	TRACON	Inlyta	Randomized (150)
1/2	Soft tissue sarcoma	TRACON	Votrient	Single arm (113)
2	GTN	TRACON	Avastin	Single Arm (30)
1/2	Hepatocellular carcinoma	NCI	Nexavar	Dose escalation portion and single arm portion (up to 44)
1/2	Hepatocellular carcinoma	TRACON	Nexavar	Dose escalation portion and single arm portion (up to 28)
1/2	Breast cancer	UAB	Afinitor and Femara	Dose escalation portion and single arm portion (up to 35)
1	Lung cancer	UAB	Taxol, Carboplatin and Avastin	Dose escalation (18)

Completed Clinical Trials of TRC105

Phase	Indication	Sponsor	Companion Treatment	Design (Number of Patients)
1	Solid tumors	TRACON	None	Dose escalation (50)
1/2	Solid tumors	TRACON	Avastin	Dose escalation portion and single arm portion (38 total)
2	Glioblastoma	TRACON	Avastin	Single arm (22)
1	Breast cancer	TRACON	Xeloda	Dose escalation (19)
1	Prostate cancer	NCI	None	Dose escalation (21)
2	Bladder cancer	NCI	None	Single arm (13)
2	Hepatocellular carcinoma	NCI	None	Single arm (11)
2	Ovarian cancer	TRACON	None	Single arm (23)
2*	Renal cell carcinoma (all histologies)	NCI	Avastin	Randomized (62)
2	Choriocarcinoma	TRACON	Avastin	Single patient (2)
2*	Glioblastoma	NCI	Avastin	Randomized (101)

*

Each of these trials was designed with a Phase 1 open-label portion, which demonstrated that the recommended single agent dose of TRC105 could be administered in combination with the approved dose of the companion VEGF inhibitor.

Ongoing Clinical Trials of TRC105

Phase 3 Randomized Clinical Trial of TRC105 with Votreint in Patients with Angiosarcoma

We have initiated dosing in a randomized multicenter international Phase 3 clinical trial of TRC105 following SPA agreement from the FDA and scientific advice from the EMA regarding the adequacy of the trial design.  The trial compares single agent Votrient, an approved VEGF inhibitor, to the combination of Votrient and TRC105, in patients with cutaneous and non-cutaneous angiosarcoma. The primary endpoint is progression-free survival (PFS) as assessed by RECIST 1.1 with overall survival as a secondary endpoint. The trial is designed to enroll 124 patients to provide greater than 80% power to determine an improvement in median PFS from 4.0 to 7.3 months using a two-tailed alpha of 0.05, and includes an adaptive design, whereby the conditional power determined at the time of interim analysis may dictate an increase in the sample size to a total of 200 patients or the enrollment of 100 additional patients with cutaneous disease only. We expect the interim analysis to be completed in the first half of 2018.

Phase 2 Randomized Clinical Trial of TRC105 with Inlyta in Patients with Clear Cell Renal Cell Carcinoma

We are conducting a two-part multicenter international Phase 2 clinical trial of TRC105 in combination with Inlyta, an approved VEGF inhibitor, in patients with advanced or metastatic renal cell carcinoma (RCC). We have completed enrollment of Part 1 of the trial, which was conducted at five sites in the United States and enrolled 18 patients, and are currently enrolling patients in Part 2 of the trial.

Data were presented at the European Society for Medical Oncology (ESMO) 2016 Congress for the updated results from the Phase 1b clinical trial combining TRC105 with Inlyta in patients with advanced or metastatic RCC. Median progression free survival (PFS) of 11.3 months was observed in all RCC patients in the study, including those patients with clear cell RCC, the most prevalent form of RCC. An objective response rate (ORR) of 29% was also seen in the trial. For comparative purposes, median PFS observed in the large subgroup of VEGFR TKI-refractory patients treated with Inlyta (n=194) in the Inlyta AXIS Phase 3 study in second line clear cell RCC patients (a separate trial) was 4.8 months and ORR was 11.3%.

Maximum percentage change in target lesion size in renal cell carcinoma patients treated with TRC105 and Inlyta

Based on the tolerability and anti-tumor activity observed in Part 1 of the trial, Part 2 of the trial began enrollment in November 2014 and is expected to enroll 150 advanced clear cell renal cell carcinoma patients at approximately 50 sites in the United States and Europe to compare TRC105 in combination with Inlyta to single agent Inlyta. The patients are randomly allocated in equal numbers to the two treatment arms, and the primary endpoint of Part 2 of the trial is progression-free survival as assessed by RECIST 1.1. We expect to complete enrollment and we expect to announce top line data in the second half of 2017.

Phase 2 Clinical Trial of TRC105 with Votrient in Patients with Soft Tissue Sarcoma

We are conducting a two-part Phase 2 clinical trial of TRC105 in combination with Votrient, an approved VEGF inhibitor, in patients with advanced soft tissue sarcoma. Part 1 of the trial completed enrollment of 18 evaluable patients. TRC105 and Votrient demonstrated encouraging preliminary signs of activity in a highly pretreated population, including partial responses by Choi criteria in six of 18 (33%) patients, including a complete response by RECIST 1.1 that was ongoing at 129 weeks of treatment in a patient with cutaneous angiosarcoma.

Based on the tolerability and anti-tumor activity observed, Part 2 of the trial began enrollment in September 2014. Part 2 of the trial completed accrual of the planned 63 patients at eight sites in the United States in November 2015, and top-line data indicate that median PFS unstratified by histology or tumor endoglin expression (3.9 months) is similar to the PFS expected for Votrient alone, based on data from the Votrient PALETTE Phase 3 trial in soft tissue sarcoma. Of the 81 patients enrolled in Parts 1 and 2 of the trial, five of the patients had angiosarcoma.  An additional group of 13 angiosarcoma patients were then enrolled, nine patients which were treated initially with single agent TRC105 followed by the combination of TRC105 and Votrient at progression. We are currently enrolling an additional cohort of up to 13 angiosarcoma patients while our Phase 3 study is undergoing the approval process at the participating sites.

In November 2016, data were presented at the Connective Tissue Oncology Society (CTOS) annual meeting for the 18 angiosarcoma patients treated with either the combination of TRC105 and Votrient, or with single agent TRC105 followed by combination of TRC105 and Votrient. For the initial five angiosarcoma patients enrolled in the original Phase 1b/2 clinical trial, the median progression-free survival (mPFS) is greater than 16.6 months. For the nine chemotherapy-refractory angiosarcoma patients treated with the combination of TRC105 and Votrient, three of whom had also previously progressed on Votrient treatment (and includes the initial five patients), mPFS is 5.6 months. Three of the nine patients remain on treatment, including two patients with durable complete responses (CRs), on treatment for 23 and 30 months, respectively, as of February 28, 2017. For comparison, mPFS with single agent Votrient was 3.0 months with no CRs in a previously completed retrospective analysis of 40 chemotherapy-refractory and Votrient-naive angiosarcoma patients. An additional group of nine angiosarcoma patients was enrolled and treated initially with single agent TRC105 followed by the combination of TRC105 and Votrient at progression. The mPFS in these nine patients treated initially with single agent TRC105 was similar to the mPFS reported in late-stage trials of single agent VEGF inhibitors, including Votrient and Nexavar. Four of the nine patients remain on study with either single agent TRC105 or the combination of TRC105 and Votrient, including one patient with a partial response. TRC105 administered at its recommended Phase 2 dose of 10 mg/kg weekly was well-tolerated in combination with Votrient at its approved dose, which allowed for prolonged dosing without an increase in the frequency or severity of adverse events typical of each individual drug.

Phase 2 Clinical Trial of TRC105 with or without Avastin in Patients with GTN, including Choriocarcinoma

We initiated a Phase 2 multicenter international clinical trial that employs a sequential treatment design in 2016, whereby patients will receive initially TRC105 as a single agent, and will also have the opportunity to receive TRC105 in combination with Avastin if they do not respond to single agent TRC105. The trial is designed to enroll 30 patients with GTN, including choriocarcinoma, placental site trophoblastic tumor (PSTT) and epithelioid trophoblastic tumor (ETT). Patients will be enrolled who are refractory to at least one prior multiagent chemotherapeutic regimen and the primary endpoint will be overall response rate as assessed by β-hCG for choriocarcinoma and by a combination of β-hCG and RECIST 1.1 for PSTT and ETT. We expect that positive data from this trial could be registration enabling. We expect top line data in the second half of 2018.

Phase 2 Clinical Trial of TRC105 with Nexavar in Patients with Hepatocellular Carcinoma

NCI is conducting a two-part Phase 2 clinical trial of TRC105 in combination with Nexavar, an approved VEGF inhibitor, in up to 42 patients with hepatocellular carcinoma. Part 1 of the trial was completed following the enrollment of 20 patients with hepatocellular carcinoma, 15 of which were evaluable by RECIST 1.1, and Part 2 of the trial was initiated in the third quarter of 2014 and is expected to enroll up to 23 patients. Part 1 of the trial was designed as an ascending dose trial with an expansion stage with the primary endpoint of evaluating the safety and tolerability of 3, 6, 10 and 15 mg/kg TRC105 every two weeks in combination with the approved dose of Nexavar to select a dose level of TRC105 (in combination with Nexavar) for further study if merited. Data reported at the American Society of Clinical Oncology (ASCO) annual meeting in June 2015 indicated that TRC105 was well tolerated at all doses tested (3, 6, 10 and 15 mg/kg) in combination with approved doses of Nexavar. As shown in the figure below, anti-tumor activity was noted, including reductions in tumor burden in the majority of treated patients, and partial response by RECIST 1.1 in four of the ten patients (40%) with measurable disease treated at the highest two dose levels of TRC105 (10 mg/kg or 15 mg/kg dosed once every two weeks). This response rate exceeded the response rate reported for Nexavar in its pivotal Phase 3 trial of 2%, as assessed by RECIST 1.1. The primary endpoint of Part 2 of the trial is overall response rate as assessed by RECIST 1.1.  We expect the NCI to publish trial results in a peer reviewed journal in 2017.

Maximum percentage change in target lesion size in

hepatocellular carcinoma patients treated with TRC105 and Nexavar

Based on these data, we initiated dosing in a multicenter Phase 2 study of TRC105 in hepatocellular carcinoma in 2016, as described below.

Phase 1/2 Clinical Trial of TRC105 with Nexavar in Patients with Hepatocellular Carcinoma

We initiated dosing in a Phase 1/ 2 clinical trial of TRC105 in combination with Nexavar, which is approved for the treatment of hepatocellular carcinoma, in patients with advanced or metastatic hepatocellular carcinoma in 2016. Prior completed clinical trials indicate that 10 mg/kg of TRC105 given weekly for four doses and then given every other week at 15 mg/kg is well tolerated with Votrient or with Inlyta, and Part 1 of the trial will determine whether this dose and schedule of TRC105 can be administered safely concurrently with Nexavar. Part 2 of the trial is expected to enroll up to 21 patients with advanced or metastatic hepatocellular carcinoma to determine the overall response rate, progression-free survival and overall survival following treatment with the recommended Phase 2 dose of TRC105 determined from Part 1 of the trial given concurrently with Nexavar. We expect to have top line data in the first half of 2018.

Phase 2 Clinical Trial of TRC105 with Afinitor and Femara in Postmenopausal Women with Newly Diagnosed Local or Locally Advanced Potentially Resectable Hormone-Receptor Positive and Her-2 Negative Breast Cancer

The University of Alabama, Birmingham Cancer Center, or UAB, is conducting a two-part Phase 2 clinical trial of TRC105 as a neoadjuvant in combination with Afinitor and Femara, each of which is approved for the treatment of breast cancer. The trial is enrolling patients with locally advanced breast cancer who will receive TRC105 in combination with Afinitor and Femara prior to surgical removal of the tumor. Part 1 of the trial is expected to enroll up to 18 patients to determine whether TRC105 can be administered safely concurrently with Afinitor and Femara and assess pharmacokinetic parameters. Part 2 of the trial is expected to enroll up to 20 patients with locally advanced potentially resectable hormone-receptor positive and Her-2 negative breast cancer to determine the pathologic complete response rate and downstaging rate, or rate of tumor size reduction, at the time of surgery. We expect to have top line data in the first half of 2018.

Phase 1 Clinical Trial of TRC105 with Taxol, carboplatin and Avastin in Patients with Lung Cancer

We initiated dosing in a Phase 1 clinical trial of TRC105 in combination with Taxol, carboplatin and Avastin for the initial treatment of advanced or metastatic non-squamous non-small cell lung cancer in 2016. The combination of Taxol, carboplatin and Avastin is approved for the initial treatment of advanced or metastatic non-squamous non-small cell lung cancer, and the combination of Taxol and Avastin is approved for the treatment of ovarian cancer. The primary endpoint of the trial is to determine whether TRC105 can be safely administered concurrently with Taxol, carboplatin and Avastin. Up to 18 patients are expected to be treated with TRC105 concurrently with Taxol, carboplatin and Avastin. Secondary endpoints include pharmacokinetics, overall response rate by RECIST 1.1, progression-free survival and overall survival. We expect to have top line data in the second half of 2017.

Completed Clinical Trials of TRC105

Phase 2 Randomized Clinical Trial of TRC105 with Avastin in Patients with Glioblastoma

NCI sponsored a two-part Phase 2 clinical trial in patients with glioblastoma that included more than 50 sites in the United States. Part 1 of the trial was a dose escalation study of TRC105 in combination with Avastin in 12 patients and completed enrollment in January 2014. In Part 2 of the trial, 101 glioblastoma patients who received chemotherapy or radiation therapy and had not been treated previously with Avastin or another VEGF inhibitor were randomized in equal proportions to receive TRC105 and Avastin or Avastin alone. The primary endpoint was a three month improvement in PFS from the expected value of 3.45 for single agent Avastin. Top-line data indicate that the combination of TRC105 and Avastin did not improve median PFS versus single agent Avastin. However the combination was associated with a non-significant increase in overall survival. Detailed data and correlative analyses are expected to be presented at an oncology conference in 2017.

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

Phase 2 Compassionate Use Clinical Trials of TRC105 with Avastin in Patients with GTN

We completed three single patient Phase 2 clinical trials of TRC105 in combination with Avastin, in two women with choriocarcinoma and one man with Epithelioid Trophoblastic Tumor (ETT), which are forms of GTN. Choriocarcinoma is a rare tumor of reproductive tissue that is typically vascular and may highly express endoglin on the tumor tissue. Data were reported at the Annual Meeting of the Society of Gynecologic Oncology in 2016 in one patient who had persistent and unresectable metastatic choriocarcinoma that had recurred despite multiple treatments, including laparoscopic hysterectomy, five prior chemotherapy regimens and autologous stem cell transplant.  The patient was treated with TRC105 dosed 10 mg/kg weekly in combination with Avastin dosed 10 mg/kg every other week. The patient completed 9 cycles (36 weeks) of treatment and has now been off study for over 24 months with an ongoing durable complete response. Beta human chorionic gonadotropin (β‐hCG), a known and reliable marker of disease burden in choriocarcinoma, normalized during the fourth cycle of treatment. A second patient also with refractory and unresectable metastatic choriocarcinoma was treated with TRC105 and Avastin and did not respond to treatment. A male patient with refractory ETT did not respond to treatment with single agent TRC105 or the combination of TRC105 and Avastin.

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

Phase 2 Randomized Clinical Trial of TRC105 with Avastin in Patients with Renal Cell Carcinoma

NCI completed enrollment of a Phase 2 clinical trial to study the activity of TRC105 in combination with Avastin, compared to treatment with Avastin alone, in patients with renal cell carcinoma that included non-clear histology. The NCI-sponsored trial in renal cell carcinoma included approximately 20 centers in the United States and enrolled patients with all histologic types of renal cell carcinoma who had received as many as four prior systemic therapies, including as many as four prior VEGF inhibitors, and had not been treated with Avastin previously. The trial was designed to randomize 88 total patients in equal proportions to receive TRC105 and Avastin or Avastin alone with the goal of demonstrating a 100% increase in progression-free survival. However, an interim analysis performed in September 2014 concluded that the trial was unlikely to achieve the primary endpoint, and enrollment was closed following the accrual of 62 patients. Data reported at the ASCO annual meeting in June 2015 by NCI indicated no statistical difference in progression free survival between patients treated with TRC105 and Avastin compared to patients treated with single agent Avastin.

Other Phase 1 and Phase 2 Clinical Trials of TRC105 in Cancer Patients

A Phase 1, single agent, ascending dose clinical trial sponsored by NCI enrolled 21 patients with metastatic and treatment-resistant prostate cancer and results were published in the British Journal of Urology in 2014. The primary endpoint of the trial was to determine the recommended dose of TRC105 to be used in Phase 2 clinical trials and to assess overall safety and tolerability. Secondary endpoints included analysis of TRC105 distribution in the blood, assessment of whether antibodies were made in response to treatment with TRC105 and assessment of preliminary evidence of improved anti-tumor activity. Given the limited number of patients in this clinical trial, no statistical analyses were performed. TRC105 was tolerated at 20 mg/kg every other week with a safety profile distinct from that of VEGF inhibitors. A significant induction of plasma VEGF was associated with CD105 reduction, suggesting anti-angiogenic activity of TRC105. An exploratory analysis showed a tentative correlation between the reduction of CD105 and a decrease in PSA velocity, suggestive of potential activity of TRC105 in the patients with metastatic castrate resistant prostate cancer. The data from this exploratory analysis suggested that rising VEGF level was a possible compensatory mechanism for TRC105-induced anti-angiogenic activity. A Phase 2 clinical trial of TRC105 sponsored by NCI enrolled 13 patients with advanced or metastatic bladder cancer that had progressed on prior treatment with chemotherapy. Results published in Clinical Genitourinary Cancer indicated TRC105 was well tolerated and did not improve 6-month PFS in heavily pretreated patients with advanced urothelial cell cancer. TRC105 pharmacodynamic effects, including a decreased level of Treg cells among CD4+ T cells, were noted.

A Phase 2 clinical trial sponsored by NCI enrolled 11 patients with advanced or metastatic hepatocellular carcinoma that had progressed on prior treatment with Nexavar. The primary endpoint of the trial was to determine the time to tumor progression. Data published in the United European Gastroenterology Journal indicated no grade 3 or grade 4 treatment-related toxicities. Most frequent toxicities were headache and nosebleeds.  A total accrual of 27 patients was planned. However, in accordance with the study design, only 11 patients were enrolled. One patient had a confirmed partial response by RECIST and biologic response on MRI scan but the four-month PFS was insufficient to proceed to the second stage of the study.

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

Safety of TRC105 as a Single Agent and in Combination with Approved VEGF Inhibitors

In clinical trials as of December 31, 2016, TRC105 has been administered to more than 500 patients and was generally well tolerated as a single agent and in combination with VEGF inhibitors. The most commonly reported adverse events related to TRC105 therapy, either alone or in combination, include anemia, dilated small vessels in the skin and mucosal membranes (which may result in nosebleeds and bleeding of the gums), headache, fatigue and gastrointestinal and other symptoms during the initial infusion of TRC105, or infusion reaction. Infusion reactions were reduced in frequency and severity through the use of premedication. The majority of treatment-related adverse events have been mild. Serious adverse events considered related to TRC105 have largely been isolated events.

TRC105 does not appear to be highly immunogenic and patients with anti-drug-antibodies have not demonstrated specific clinical effects.

TRC105 Investigational New Drug Applications

We are evaluating TRC105 in the United States in clinical trials under three INDs, the first of which we filed with the FDA in November 2007 for the treatment of patients with advanced solid tumors, and the second of which we filed with the FDA in September 2014 for the treatment of patients with renal cell carcinoma, and subsequently gestational trophoblastic neoplasia, and the third of which we filed with the FDA in June 2016 for the treatment of patients with sarcoma. Subsequent amendments to the first IND have included clinical protocols to study TRC105 alone, or in combination with VEGF inhibitors, in patients with multiple tumor types. TRC105 has also been studied in the United States under three INDs sponsored by NCI to evaluate TRC105 in patients with prostate cancer, liver cancer and bladder cancer, which NCI filed in December 2009, December 2010 and August 2010, respectively, and one IND sponsored by NCI to evaluate TRC105 in patients with renal cell carcinoma and glioblastoma, which NCI filed in April 2012. The INDs filed by NCI cross reference our initial solid tumor IND.

Translational Research

Studies of endoglin biology using choriocarcinoma cell lines indicate that higher levels of endoglin expression are associated with greater degrees of resistance to chemotherapy. Chemotherapy treatment also led to an increase in endoglin expression on choriocarcinoma cell lines. Serum endoglin and BMP levels were higher in pretreatment samples of women who developed GTN that was resistant to chemotherapy, with BMP levels showing a greater ability to predict resistance than the traditional scoring system that is routinely used to assess prognosis in GTN. We plan to assess BMP levels in patients with GTN and other tumor types as part of ongoing Phase 2 studies to determine if serum levels of this activating endoglin ligand will predict which patients are most responsive to TRC105 treatment.  Soluble biomarker studies in patients with renal cell carcinoma in a Phase 1b trial indicated that baseline osteopontin and TGF-β receptor 3 concentrations were associated with response rate.  Assessment of endoglin expression on archival tumor tissue from patients with soft tissue sarcoma did not indicate that tumor endoglin expression correlated with improved PFS following treatment with TRC105 and Votrient.  Circulating tumor cells will be studied in the Phase 3 angiosarcoma trial to assess whether endoglin expression on tumor cells at the time of treatment initiation correlate with efficacy.

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

Currently Available Therapies for Wet AMD

The current standard of care for wet AMD is administration by intraocular injection of VEGF inhibitors as single agents. VEGF inhibitors have been reported to be effective in treating wet AMD because of their ability to inhibit the effects of abnormal angiogenesis that defines CNV. The FDA has approved the VEGF inhibitors Lucentis (ranibizumab), Eylea and Macugen (pegaptanib sodium) for the treatment of wet AMD. Lucentis is an antibody fragment derived from the same full length antibody from which Avastin was derived. In 2016, annual worldwide sales of Lucentis and Eylea for all indications totaled more than $8.0 billion. This sales number does not include Avastin, which is commonly used off-label to treat wet AMD in the United States and, to a lesser extent, in the European Union.

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

VEGF inhibitors prevent VEGF from binding to its natural receptor on endothelial cells in the abnormal new blood vessels, thereby inhibiting further CNV and leakage associated with wet AMD. However, VEGF inhibitor therapy may be limited in its ability to improve CNV. Results of third-party clinical trials suggest that visual outcomes for wet AMD patients receiving treatment with a VEGF inhibitor worsen over time and are often associated with the development of subretinal fibrosis and the growth of CNV over time.  At the present time, the development of agents that effectively complement approved treatment in wet AMD remains an unmet need.

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

DE-122 for Wet AMD

Our endoglin antibodies for ophthalmology indications are being developed in collaboration with Santen. We have produced a formulation of TRC105 for development in ophthalmology that Santen is developing under the name DE-122. In June 2015, Santen filed an IND with the FDA for the initiation of clinical studies for DE‐122 in patients with wet AMD.  Santen is currently enrolling the Phase 1/2 PAVE clinical trial of DE-122 in wet AMD patients and top-line data are expected in 2017. In addition, we expect Santen to initiate the Phase 2 AVANTE clinical trial of DE-122 in wet AMD in 2017 and that this Phase 2 clinical trial will test DE-122 in patients receiving treatment with a VEGF inhibitor.

Role of Endoglin Antibodies in Fibrotic Disease Treatment

Overview of Fibrosis

Fibrosis is a condition characterized by the harmful buildup of excessive fibrous tissue leading to scarring and ultimately organ failure. It is caused by the abnormal secretion of fibrous proteins, including collagen, by fibroblasts, which are cells that are present in all skin and connective tissue. As a result, fibrosis can affect almost any organ. Endoglin is expressed on fibroblasts, and its expression may be important to cell function. Increased endoglin expression has been demonstrated on fibroblasts from patients with heart failure and may play a role in the development of cardiac fibrosis as well as fibrotic diseases involving other organs. Examples of fibrotic diseases that may be initial target indications for endoglin antibodies include NASH, IPF, and neurofibromatosis.

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

Cutaneous neurofibromatosis is a rare genetic disorder characterized by tumors of the skin, nervous, system and skeleton, for which there is no approved treatment.  The prevalence of the disease in the United States is approximately 100,000 patients and affected patients are predisposed to develop certain cancers.

The Role of Endoglin in Fibrosis

Preclinical and clinical data identified increased endoglin expression on fibroblasts in the left ventricle of patients with heart failure and demonstrated that inhibiting endoglin limits TGF-β signaling and production of fibrotic proteins by human cardiac fibroblasts. Inhibiting endoglin function decreased cardiac fibrosis, preserved left ventricular function, and improved survival in mouse models of heart failure. In the figure below, wild-type mice (“WT” in the figure below) that contain both copies of the endoglin gene develop fibrosis, as evidenced by collagen deposition darkly stained in the figure below, at four and ten weeks following the induction of heart failure. However, in endoglin deficient mice fibrosis was decreased at four and ten weeks, as evidenced by the lack of dark stain (“Eng +/-” in the figure below). Survival also improved in endoglin-deficient mice. Studies using TRC105 demonstrated that TRC105 reversed cardiac fibrosis in mouse models. These data were published in Circulation and the Journal of the American Heart Association. Subsequent preclinical research in mouse models indicated that antibodies to endoglin inhibit liver fibrosis. In

2016, data were presented at the American Association for the Study of Liver Diseases Annual Meeting from two separate liver fibrosis models.  The data presented showed treatment with an endoglin antibody significantly decreased the percentage of the liver fibrosis area induced by carbon tetrachloride, and treatment with endoglin antibodies also significantly reduced the non-alcoholic fatty liver disease (NAFLD) activity score in a model of NASH. Endoglin antibodies demonstrated hepatoprotective, anti-inflammatory and anti-fibrotic effects. In addition, an endoglin antibody that competitively inhibited bone morphogenic protein (BMP) binding to endoglin more effectively reduced the NAFLD activity score, suggesting that inhibition of BMP function is an important mechanism of action of endoglin antibodies in models of fibrosis.  However, studies to date have not validated BMP signal inhibition as the mechanism of action of TRC105 in these models. Notably, a patient with cutaneous neurofibromatosis treated with TRC105 and a VEGF inhibitor in an oncology trial demonstrated reduction in the cutaneous lesions that characterize the disease.

Cardiac Fibrosis in Wild-Type Mice and Endoglin-Deficient Mice

TRC205 and TRC105 Development in Fibrotic Diseases

We may study TRC105 in additional patients with cutaneous neurofibromatosis. We have also used our knowledge of the endoglin pathway to design and evaluate a fully humanized and deimmunized endoglin antibody called TRC205. We have cloned this antibody and demonstrated high affinity binding to human endoglin. We are currently evaluating options for TRC205 which may include filing an IND or a corporate partnership.

Our Second Product Candidate – TRC102

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

Inhibition of BER has been proposed as a way to improve the efficacy of chemotherapeutics; however, to our knowledge, no inhibitors of BER have been tested in clinical trials. We are developing TRC102 (methoxyamine hydrochloride) to reverse resistance to specific chemotherapeutics by inhibiting BER. TRC102 interrupts BER by rapidly and covalently binding within AP sites, converting the AP site to a substrate for the enzyme topoisomerase II, which cleaves TRC102-bound DNA, resulting in an accumulation of DNA strand breaks that trigger cellular apoptosis, or programmed cell death, as illustrated in the figure below:

TRC102 binding results in apoptosis

The induction of apoptosis by TRC102 is relatively selective for cancer cells, which typically overexpress topoisomerase II. In nonmalignant cells with low topoisomerase II expression, TRC102-bound DNA is excised and replaced by a separate DNA repair system.

TRC102 Development in Oncology

TRC102 is being developed to reverse resistance to Temodar, an alkylating chemotherapeutic, as well as to Alimta and Fludara, two antimetabolite chemotherapeutics. We consider it advantageous to combine TRC102 with Alimta because Alimta is approved in one large market indication (lung cancer) and one orphan drug indication (mesothelioma). Temodar is an approved chemotherapeutic used as a standard of care agent to treat glioblastoma, and Fludara is an approved chemotherapeutic used as a standard of care agent to treat lymphoma and leukemia. In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy.

We filed an IND for TRC102 in March 2008, Case Western filed an IND for TRC102 in March 2006, and NCI filed an IND for TRC102 in March 2013, all for the treatment of patients with advanced solid tumors. The IND filed by NCI cross references our IND.

Phase 1 ascending dose clinical trials evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and anti-tumor activity of TRC102 were completed with Alimta in patients with advanced solid tumors, with Fludara in patients with hematologic malignancy and with Temodar in patients with solid tumors. In each trial, TRC102 was tolerable with the companion chemotherapeutic, and demonstrated signs of activity.  One patient treated with TRC102 and Alimta had a partial response as assessed by RECIST 1.1 and remained in our clinical trial without cancer progression for 14 months. In addition, 14 patients had stable disease for three or more cycles including patients with squamous cell lung cancer (three patients), epithelial ovarian cancer (three patients), colorectal cancer (two patients), non-squamous non-small cell lung cancer (one patient), pancreatic cancer (one patient), prostate cancer (one patient), endometrial cancer (one patient), head and neck cancer (one patient) and breast cancer (one patient). These data were published in Investigational New Drugs in 2012. Case Western reported data from a trial of intravenous TRC102 given in combination with Fludara in a Phase 1 clinical trial at the American Society of Hematology (ASH) annual meeting in December 2014. Anti-tumor activity, including partial response, was noted in patients with lymphoma and chronic lymphocytic leukemia, including patients treated previously with Fludara. Case Western reported data from a trial of TRC102 given intravenously in combination with Temodar in a Phase 1 clinical trial at the ASCO annual meeting in June 2015. Anti-tumor activity was noted in patients with ovarian cancer and neuroendocrine tumors.

The following table summarizes certain key information regarding ongoing clinical trials of TRC102 in cancer patients:

			Companion	Design
Phase	Indication	Sponsor	Treatment	(Number of Patients)
1/2	Mesothelioma	NCI	Alimta (Phase 2); Alimta + Cisplatin (Phase 1)	Dose escalation Phase 1 portion and single arm Phase 2 portion (58 total)
2	Glioblastoma	NCI	Temodar	Multiple arm (66)
1	Lung Cancer	NCI	Chemoradiation	Dose escalation (15)
1	Solid Tumors and Lymphomas	NCI	Temodar	Dose escalation (65)

The NCI reported data from the Phase 1 study of TRC102 in combination with Temodar in relapsed solid tumors and lymphoma patients at ASCO in 2016. There were no pharmacologic interactions between the two drugs and TRC102 target concentrations were achieved. Partial response was noted in patients with ovarian cancer, colorectal cancer, and squamous cell lung cancer. Based on these data, the trial was expanded to enroll 15 patient additional cohorts with ovarian, colorectal and lung cancer. The study includes assessment of biomarkers in tumor tissue that associate with BER activation that may predict which patients are most responsive to treatment with TRC102.

Our Third Product Candidate - TRC253

TRC253 Development

TRC253 (formerly JNJ-63576253) is a novel, orally bioavailable small molecule discovered and developed by Janssen Pharmaceuticals that is a potent, high affinity competitive inhibitor of the wild type androgen receptor (AR) and multiple AR mutations, including the F876L mutation, and is under development for the treatment of men with prostate cancer. The AR F876L mutation results in an alteration in the ligand binding domain that confers resistance to current AR inhibitors, including Xtandi® (enzalutamide) and ARN-509 (apalutamide). The IND for TRC253 was filed in late 2016 and we expect to initiate dosing in a Phase 1/2 trial in the first half of 2017.

Activation of the AR is crucial for the growth of prostate cancer at all stages of the disease. Therapies targeting the AR have demonstrated clinical efficacy by extending time to disease progression, and in some cases, the survival of patients with metastatic castration-resistant prostate cancer. However, resistance to these agents is often observed and several molecular mechanisms of resistance have been identified, including amplification, overexpression, alternative splicing, or mutation of the AR.

Initial clinical development of TRC253 will focus on the safety and activity in patients with resistance to current AR inhibitors, by specifically enrolling patients with mutations in the AR ligand binding domain, including F876L. AR mutations will be identified using circulating tumor DNA in a Phase 1/2 trial that will determine the recommended Phase 2 dose of TRC253, and then enroll two 30 patient cohorts in the Phase 2 portion of the study.  One of the Phase 2 cohorts will consist of patients with the F876L mutation and one cohort will consist of patients with other mutations conferring resistance to Xtandi or other drugs. TRC253 also potently inhibits signaling through the wild type AR and may also be developed in earlier lines of treatment as a single agent or in combination with drugs approved in prostate cancer.

TRC694 Pre-Clinical Development

TRC694 (formerly JNJ-6420694) is a novel, potent, orally bioavailable inhibitor of NF-kB inducing kinase (NIK) with the potential to be first-in-class and was discovered by Janssen. Genetic alterations leading to stabilization of NIK are found in a subset of B-cell malignancies: multiple myeloma (approximately 12-20% of cases), mantle-cell lymphoma (approximately 17% of cases), diffuse large B-cell lymphoma (approximately 9-15% of cases), classic Hodgkin’s lymphoma and chronic lymphocytic leukemia. In pre-clinical studies, TRC694 selectively repressed non-canonical NF-kB gene expression and inhibited proliferation of cell lines with NIK dysregulation in vitro and in vivo. We anticipate completing formulation development and development of a companion diagnostic to enable patient-directed therapy and submitting an IND for TRC694 in 2018.

 Product Development Platform

Our clinical operations, quality assurance and regulatory affairs groups are responsible for significant aspects of our clinical trials, including site selection, site qualification, site initiation, site monitoring, maintenance of the trial master file, regulatory compliance, drug distribution management, contracting and budgeting, database management, edit checks, query resolution, and clinical study report preparation. The use of this internal resource minimizes the cost associated with hiring CROs to manage clinical, regulatory and database aspects of the clinical trials that we sponsor. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which expedites patient enrollment and facilitates access to patient data compared to a CRO-managed model. We are leveraging this capital efficient model in our two recently initiated international clinical trials, the Phase 2 clinical trial in GTN and the Phase 3 clinical trial in angiosarcoma.  In addition, we have an experienced chemistry, manufacturing and controls group that completes our product development platform.

We have also been able to advance clinical development of TRC105 and TRC102 in a capital-efficient manner through our collaboration with NCI. TRC105 and TRC102 have been selected by NCI for funding of Phase 1 and Phase 2 development. This highly competitive program is designed to accelerate the development of promising oncology drugs that target novel anti-cancer pathways. Notably the NCI collaborated with Genentech Inc. during the development of Avastin on Phase 3 clinical trials of Avastin in lung cancer, breast cancer, ovarian cancer and renal cell carcinoma that were important elements of the resulting Avastin approval in these indications. Phase 2 clinical trials of both TRC102 and TRC105 are being performed in collaboration with NCI. If merited by Phase 2 data, we expect to fund initial Phase 3 clinical trials of TRC105 and TRC102, and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI would sponsor Phase 3 clinical trials in additional indications.

Collaboration and License Agreements

License Agreement with Janssen Pharmaceutica N.V.

In September 2016, we entered into a strategic licensing collaboration with Janssen for two novel oncology assets from Janssen’s early oncology development portfolio. The agreement grants us the rights to develop TRC253 (formerly JNJ-63576253), a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR Mutant Program) and multiple AR mutant receptors which display drug resistance to approved treatments, which is intended for the treatment of men with prostate cancer, and TRC694 (formerly JNJ-6420694), a novel, potent, orally bioavailable inhibitor of NF-kB inducing kinase (the NIK Program and, together with the AR Mutant Program, the Programs), which is intended for the treatment of patients with hematologic malignancies, including myeloma.

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

The license agreement may be terminated for uncured breach (including failure to satisfy specified development and spending obligations we have in relation to the Programs), bankruptcy, or the failure or inability to demonstrate clinical proof of concept with respect to a particular Program during specified timeframes. In addition, the license and agreement will automatically terminate (a) with respect to the AR Mutant Program, upon Janssen exercising its option in respect of the AR Mutant Program and making payment of the option exercise fee to us or, if Janssen does not exercise the option, upon the expiration of all our payment obligations to Janssen with respect of the AR Mutant Program, and (b) with respect to the NIK Program, upon us and Janssen entering into an exclusive license agreement following Janssen’s exercise of its right of first negotiation or, if Janssen’s right of first negotiation with respect to the NIK Program expires and we do not enter into an exclusive license agreement, upon the expiration of all our payment obligations to Janssen with respect of the NIK Program. We may also terminate a Program or the Agreement in its entirety without cause, subject to specified conditions.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country. As of December 31, 2016, $3.0 million of the development milestones have been achieved and received in accordance with the agreement.

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

In consideration of the rights granted to us under the agreement, we paid a one-time upfront fee to RPCI. In addition, we may be required to pay up to an aggregate of approximately $6.4 million upon the achievement of certain milestones for products utilizing the RPCI Technology, including TRC105, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. Pursuant to an amendment entered into in November 2009, we may also be required to pay up to an aggregate of approximately $6.4 million upon the achievement of certain milestones for products utilizing a patent owned by us covering humanized endoglin antibodies, including TRC205, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. Upon commercialization, we will be required to pay RPCI mid single-digit royalties based on net sales of products utilizing the RPCI Technology in each calendar quarter, subject to adjustments in certain circumstances. In addition, pursuant to the amendment entered into in November 2009, we will be required to pay RPCI low single-digit royalties based on net sales in each calendar quarter of products utilizing our patent covering humanized endoglin antibodies. Our royalty obligations continue until the expiration of the last valid claim in a patent subject to the agreement, which we expect to occur in 2029, based on the patents currently subject to the agreement.

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

Each CRADA had an original five-year term, with the 2010 CRADA and the 2011 CRADA, both agreements as amended, expiring on December 22, 2018 and January 28, 2021, respectively, and the TRC102 CRADA expiring on August 7, 2017. Each CRADA may be terminated at any time by mutual written consent, and we or NCI may unilaterally terminate any of the CRADAs for any reason or no reason by providing written notice at least 60 days before the desired termination date.

Manufacturing

We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage, distribution or testing. We therefore rely on various third-party manufacturers for the production of our product candidates. TRC105 drug substance for our preclinical studies and clinical trials is manufactured by Lonza, a contract manufacturer that also manufactures approved biologic cancer treatments marketed by other companies and is compliant to U.S. and European regulatory standards.

TRC105 drug substance is produced by Chinese hamster ovary, or CHO, cells developed at Lonza and manufactured using Lonza’s proprietary manufacturing and purification processes.

On February 22, 2017, we entered into a manufacturing agreement, or the Manufacturing Agreement, with Lonza Biologics Tuas Pte Ltd, or Lonza, for the long-term manufacture and supply of registration and commercial batches of TRC105, the Company’s lead drug product candidate. Lonza has previously been providing TRC105 for clinical development on a batch by batch basis.

Under the Manufacturing Agreement, Lonza has agreed to manufacture TRC105 pursuant to purchase orders and in accordance with the manufacturing specifications agreed upon between us and Lonza. The TRC105 drug substance will be manufactured at a Lonza facility that has not previously manufactured TRC105, and we and Lonza are obligated to cooperate to transfer the TRC105 manufacturing process to the facility. Initially, we are required to purchase and Lonza is obligated to supply certain batches prior to approval of TRC105 by the FDA or EMA. Following regulatory approval, we will be required to purchase and Lonza will be required to supply a minimum number of batches annually. In the event we cancel any purchase orders, we may be obligated to pay certain cancellation fees.  In addition, we are obligated to pay a milestone fee to Lonza upon the earlier of the first approval of TRC105 by the FDA or EMA or our receipt of a complete response letter or non-approvability letter (or equivalent communication) indicating that the rejection of the marketing application was not due to a deficiency in Lonza’s facility, the manufacturing process or services performed by Lonza.

The Manufacturing Agreement has an initial term beginning on the effective date and ending on the seventh anniversary of the date of first regulatory approval of TRC105 by the FDA or EMA. The Manufacturing Agreement may be renewed for an additional three years upon the written agreement of both parties no later than the fifth anniversary of the date of first approval by the FDA or EMA.

Either party may terminate the Manufacturing Agreement due to a material breach of the Manufacturing Agreement by the other party, subject to prior written notice and a cure period, due to the insolvency or bankruptcy of the other party, due to a force majeure event that prevents performance under the Manufacturing Agreement for at least six months, or if the parties fail to enter into an initial project plan within 90 days of the date of the Manufacturing Agreement (which period may be extended by mutual agreement of the parties). We may terminate the Manufacturing Agreement, subject to 60 days’ written notice, if we discontinue the TRC105 program, whether due to a notice of non-approval or withdrawal of marketing approval by a regulatory agency or otherwise.  In the event of a termination by us due to discontinuation of the TRC105 program or a termination by Lonza due to our material breach or insolvency or bankruptcy, we would be obligated to pay to Lonza certain batch cancellation and/or early termination fees.TRC105 drug product is produced by an FDA-registered contract manufacturer. Drug product is filter-sterilized and aseptically filled into single-use pharmaceutical grade vials and stoppered using an automated filling machine. The final drug product is stored refrigerated until used.

TRC102 drug substance is manufactured through a standard chemical synthesis and may be obtained from multiple manufacturers.

TRC205 drug substance and product is currently produced at research scale using standard antibody production methods. We expect to contract with a third-party manufacturer to prepare production-grade cell lines for the cGMP manufacture of TRC205 prior to initiating clinical trials.

TRC253 and TRC694 drug substance and product are currently produced at research scale manufactured through a standard chemical synthesis and may be obtained from multiple manufacturers.

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

Oncology Therapies

We are developing TRC105 to be used in combination with VEGF inhibitors for the treatment of cancer. If TRC105 is approved, it could compete with other non-VEGF angiogenesis inhibitors in development, including some that also target the endoglin pathway and have the potential to be combined with VEGF inhibitors or used independently of VEGF inhibitors to inhibit angiogenesis. Acceleron Pharma Inc., Amgen, Inc., MedImmune LLC, OncoMed Pharmaceuticals Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc. and Roche AG are each developing non-VEGF angiogenesis inhibitors, which are in various phases of clinical development. Pfizer’s product candidate targets the endoglin co-receptor ALK1 and is in a Phase 1b clinical trial in combination with Stivarga in patients with colorectal carcinoma. Acceleron’s product candidate targets the endoglin ligand BMP and is in a Phase 2b clinical trial in combination with Inlyta in patients with renal cell carcinoma and a Phase 1b clinical trial in combination with Nexavar in patients with hepatocellular carcinoma. In addition, drugs have recently been approved or are being developed that target other oncologic pathways, including immune surveillance targets, that may decrease the need for treatments, like TRC105, that target angiogenesis.

We are developing TRC102 to be used in combination with alkylating chemotherapeutics (including Temodar) and antimetabolite chemotherapeutics (including Alimta and Fludara) for the treatment of cancer. If TRC102 is approved, it could compete with other inhibitors of DNA repair. Tesaro, Inc. and Astra Zeneca each market inhibitors of DNA repair that work by a mechanism of action that is distinct from that of TRC102. In addition to the therapies mentioned above, there are many generic chemotherapeutics and other regimens commonly used to treat various types of cancer, including soft tissue sarcoma and glioblastoma.

We are developing TRC253 for the treatment of castrate resistant prostate cancer. If TRC253 is approved, it could compete with other androgen receptor inhibitors such as Xtandi, ODM-201 and apalutamide. In addition to the therapies mentioned above, there are many generic chemotherapeutics and other agents commonly used to treat prostate cancer.

We are developing TRC694 for the treatment of multiple myeloma. If TRC694 is approved, it could compete with other NIK inhibitors that may be developed, as well as agents targeting other pathways in hematologic malignancies.

Wet AMD Therapies

Our partner, Santen, is developing DE-122 for the treatment of wet AMD and other eye diseases. If DE-122 is approved as a single agent, it would compete with currently marketed VEGF inhibitors, including Avastin and Lucentis (marketed by Genentech in the United States), and Eylea (marketed by Regeneron in the United States), which are well established therapies and are widely accepted by physicians, patients and third-party payors as the standard of care for the treatment of wet AMD. In addition, DE-122 could face competition from other VEGF inhibitors in development, such as Allergan’s VEGF inhibitor, DARPin, which is in Phase 2 clinical development for administration in a single intraocular injection. If approved in combination with VEGF inhibitor treatment, DE-122 could compete with other aniogenesis inhibitors in development including Regeneron’s antibody to Ang2, which entered Phase 2 development in 2016 in combination with Eylea.

Fibrotic Disease Therapies

If TRC205 is approved for the treatment of diseases characterized by fibrosis, including NASH, IPF, and neurofibromatosis (NF), we anticipate that TRC205 could compete with other therapies being developed for the same or similar indications. In addition, TRC205 would compete with therapies currently used off-label to treat fibrotic diseases.

NASH

There are currently no therapeutic products approved by the FDA for the treatment of NASH. Several marketed therapeutics are currently used off-label for this indication, such as insulin sensitizers (including metformin), antihyperlipidemic agents (including gemfibrozil), pentoxifylline and Ursodeoxycholic acid (ursodiol), but they have not been proven effective in the treatment of NASH. We are aware of several companies that have product candidates in Phase 3 clinical development for the treatment of NASH, including Genfit Corp. and Intercept Pharmaceuticals, Inc. In addition, we are aware of companies in Phase 2 clinical development for the treatment of NASH, including Conatus Pharmaceuticals Inc., Galmed Medical Research Ltd., Gilead Sciences, Inc., Immuron Ltd., Shire plc, Mochida Pharmaceutical Co., Ltd., NasVax Ltd., and Takeda Pharmaceutical Company Limited, and there are other companies with candidates in earlier stage programs.

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

NF

There are no approved drugs for NF. MEK inhibitors are being studied in ongoing clinical trials.

Commercialization

We hold worldwide commercialization rights for our oncology and fibrotic disease product candidates (subject to certain rights held by Janssen for TRC253), while Santen holds worldwide commercialization rights for our endoglin antibodies, including TRC105, in the field of ophthalmology. If any of our product candidates are approved in oncology indications, our plan is to build an oncology-focused specialty sales force in North America to support their commercialization and seek a partner to support commercialization outside of North America. We believe that a specialty sales force will be sufficient to target key prescribing physicians in oncology. We currently do not have any sales or marketing capabilities or experience. We plan to establish the required capabilities within an appropriate time frame ahead of any product approval and commercialization to support a product launch.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our protein therapeutics, novel biological discoveries, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Additionally, we expect to benefit from a variety of statutory frameworks in the United States, Europe, Japan and other countries that relate to the regulation of biosimilar molecules and orphan drug status. These statutory frameworks provide periods of non-patent-based exclusivity for qualifying molecules. See “Government Regulation.”

Our patenting strategy is focused on our protein therapeutics. We seek composition of matter and method of treatment patents for each such protein in key therapeutic areas. We also seek patent protection with respect to companion diagnostic methods and compositions and treatments for targeted patient populations. We have sought patent protection alone or jointly with our collaborators, as dictated by our collaboration agreements.

Our patent estate as of December 31, 2016, on a worldwide basis, includes 13 issued patents and allowed applications and 11 pending patent applications in the United States and 37 issued patents and allowed applications and 92 pending patent applications outside the United States with pending and issued claims relating to our product candidates. 22 of our issued US and foreign patents cover antibodies to endoglin and uses thereof that we have selected as the core focus of our development approach. These figures include in-licensed patents and patent applications to which we hold exclusive commercial rights in non-ophthalmologic fields of use.

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

TRC105/TRC205 Patent Coverage

We hold issued patents covering the TRC105 composition of matter in the United States, Japan, and Canada. The expected expiration date for these composition of matter patents is 2016, plus any extensions of term available under the applicable national law.

We hold issued patents covering the combination therapy of cancer with TRC105 and VEGF inhibitors in Australia, China, Eurasia, South Korea and Japan, an allowed application in Israel, and similar patent applications are pending in many other major jurisdictions worldwide, including the United States, Europe, Canada, Israel and India. The expected expiration date for these method-of-use patents is 2030, exclusive of possible patent term extensions.

We have pending applications covering formulations of endoglin antibodies in Australia, Brazil, Canada, China, Eurasia, Europe, Georgia, India, Indonesia, Israel, Japan, South Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, Thailand, Ukraine, the United States, Uzbekistan and Vietnam. The expected expiration date for any patent that may issue from this application is 2033, exclusive of possible patent term extensions.

We have filed a provisional patent application directed to a combination therapy for treatment of renal cell carcinoma, brain cancer or breast cancer with an anti-endoglin antibody and a VEGF inhibitor.  Also disclosed are methods of biomarker assessment prior to, during, and after treatment of an individual.  The expected expiration date for any patent that may arise from these applications is 2037, exclusive of possible patent term extensions.

We hold issued patents covering our humanized and deimmunized anti-endoglin antibodies, including TRC205, in the United States, China, Eurasia, Israel, South Korea, Japan and Australia, and similar applications are pending in many other major jurisdictions worldwide, including the United States, Europe, Canada, China, Brazil and India. The expected expiration date for these composition of matter and methods of use patents is 2029, exclusive of possible patent term extensions.

We have filed an international application and a US utility application directed to uses of anti-endoglin antibodies for treating fibrosis. The expected expiration date for any patent that may arise from these applications is 2035, exclusive of possible patent term extensions.

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

TRC253 Patent Coverage

We hold an exclusive license to a PCT application and US patent application covering TRC253 and methods of using TRC253. The expected expiration date for the US case and any patents issuing from the PCT application is 2037, exclusive of possible patent term extension. We also hold a license to patent applications, filed in various jurisdictions, which are directed to methods for determining resistance to androgen receptor therapy. The expected expiration date for patents issuing from these applications is 2033.

TRC694 Patent Coverage

We hold an exclusive license to a PCT application as well as various non-PCT applications covering TRC694 and methods of using TRC694. The expected expiration date for patents issuing from these applications is 2036. We also hold a license to provisional applications covering analogs of TRC694 and their uses. These applications, if issued, are expected to expire in 2037.

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

Government Regulation

The preclinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, marketing and sales, among other things, of our product candidates and future products, are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and other laws, including, in the case of biologics, the Public Health Service Act, or PHSA, in addition to the FDA’s implementing regulations. We expect TRC105 to be regulated by the FDA as a biologic, which requires the submission of a BLA and approval by the FDA prior to being marketed in the United States. We expect our small molecule product candidate TRC102 to be regulated as a drug and subject to New Drug Application, or NDA, requirements, which are substantially similar to the BLA requirements discussed below. Manufacturers of our product candidates may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us or our partners, contract manufacturers and suppliers to administrative or judicial sanctions, including FDA refusal to approve applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines and/or criminal prosecution.

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

The FFDCA permits the FDA and an IND sponsor to agree in writing on the design and size of clinical studies intended to form the primary basis of a claim of effectiveness in a BLA or NDA. This process is known as a Special Protocol Assessment, or SPA. A SPA agreement may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA, or if the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began. For certain types of protocols, including carcinogenicity protocols, stability protocols, and Phase 3 protocols for clinical trials that will form the primary basis of an efficacy claim, the FDA has agreed under its performance goals associated with the Prescription Drug User Fee Act, or PDUFA, to provide a written response on most protocols within 45 days of receipt. However, the FDA does not always meet its PDUFA goals, and additional FDA questions and resolution of issues leading up to a SPA agreement may result in the overall SPA process being much longer, if an agreement is reached at all.

The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval to market the drug candidate for a proposed indication. Under the PDUFA, the fees payable to the FDA for reviewing a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial. The fees typically increase each year. Each BLA submitted to the FDA for approval is reviewed for administrative completeness and reviewability within 60 days following receipt by the FDA of the application. If the BLA is found complete, the FDA will file the BLA, triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. The FDA’s established goal is to review 90% of priority BLA applications within six months after the application is accepted for filing and 90% of standard BLA applications within 10 months of the acceptance date, whereupon a review decision is to be made. The FDA, however, may not approve a drug candidate within these established goals and its review goals are subject to change from time to time. Further, the outcome of the review, even if generally favorable, may not be an actual approval but a “complete response letter” that describes additional work that must be done before the application can be approved. Before approving a BLA, the FDA may inspect the facility or facilities at which the product is manufactured and will not approve the product unless the facility complies with cGMPs. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can extend the review process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval may impose limitations on the uses for which the product may be marketed, may require that warning statements be included in the product labeling, may require that additional studies be conducted following approval as a condition of the approval, and may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a Risk Evaluation and Mitigation Strategy, or REMS, or otherwise limit the scope of any approval. The FDA must approve a BLA supplement or a new BLA before a product may be marketed for other uses or before certain manufacturing or other changes may be made. Further post-marketing testing and surveillance to monitor the safety or efficacy of a product is required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

The Biologics Price Competition and Innovation Act of 2009, or the BPCIA, created a pathway for licensure, or approval, of biological products that are biosimilar to, and possibly interchangeable with, earlier biological products licensed under the PHSA. Also under the BPCIA, innovator manufacturers of original reference biological products are granted 12 years of exclusivity before biosimilars can be approved for marketing in the United States. The objectives of the BPCIA are conceptually similar to those of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the “Hatch-Waxman Act,” which established abbreviated pathways for the approval of drug products. The approval of a biologic product biosimilar to one of our products could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our products.

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

Orphan Drug Act

TRC105 has received orphan drug designation for the treatment of soft tissue sarcoma, which includes angiosarcoma in the US and EU. The United States Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. Orphan drug designation must be requested before submitting a BLA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the holder of the approval is entitled to a seven-year exclusive marketing period in the United States for that product except in very limited circumstances. For example, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven-year exclusive marketing period. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug.

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

Exclusivity

TRC105 and TRC205, as new biological products, will benefit, if approved, from the data exclusivity provisions legislated in the United States, the European Union and Japan. All three regions effectively provide a period of data exclusivity to innovator biologic products. U.S. legislation provides a 12-year period of data exclusivity from the date of first licensure of a reference biologic product. EU legislation provides a period of 10 to 11 years and Japan legislation provides a period of 8 years during which companies cannot be granted approval as generic drugs to approved biologic therapies. Protection from generic competition is also available for new chemical entities, including potentially the small molecule TRC102, in the United States for 5 years, in the European Union for 10 to 11 years and in Japan for 8 years.

Exclusivity in the European Union

The European Union has led the way among the International Council for Harmonisation regions in establishing a regulatory framework for biosimilar products. The marketing authorization of generic medicinal products and similar biological medicinal products are governed in the European Union by Article 10(1) of Directive 2001/83/EC (2001). Unlike generic medicinal products, which only need to demonstrate bioequivalence to an authorized reference product, similar biological medicinal products are required to submit preclinical and clinical data, the type and quantity of which is dictated by class and product specific guidelines. In order to submit a marketing authorization for a similar biological medicinal product, the reference product must have been authorized for marketing in the European Union for at least 8 years. Biosimilars can only be authorized for use once the period of data exclusivity on the biological reference medicine has expired. In general, this means that the biological reference medicine must have been authorized for at least 10 years before a similar biological medicine can be made available by another company. The 10-year period can be extended to a maximum of 11 if, during the first 8 years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization are held to bring a significant clinical benefit in comparison to existing therapies.

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

Expedited Review and Approval

The FDA has various programs, including Fast Track, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs and biologics, and/or provide for the approval of a drug or biologic on the basis of a surrogate endpoint. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and fill unmet medical needs. Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides for an earlier approval for a new drug that is intended to treat a serious or life-threatening disease or condition and that fills an unmet medical need based on a surrogate endpoint. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a drug candidate receiving accelerated approval perform post-marketing clinical trials to confirm the clinically meaningful outcome as predicted by the surrogate marker trial.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In both domestic and foreign markets, sales and reimbursement of any approved products will depend, in part, on the extent to which third-party payors, such as government health programs, commercial insurance and managed healthcare organizations provide coverage, and establish adequate reimbursement levels, for such products. Third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, or also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Additionally, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. If third-party payors do not consider our products to be cost-effective compared to other therapies, the payors may not cover our products after approved as a benefit under their plans or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

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

Adoption of new legislation at the federal or state level could further limit reimbursement for pharmaceuticals, including our product candidates if approved.

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

Certain countries outside of the United States have a process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application, or CTA, must be approved by the competent national health authority and by independent ethics committees in each country in which a company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed in that country. In all cases, the clinical trials must be conducted in accordance with good clinical practices, or GCPs and other applicable regulatory requirements.

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

Employees

As of December 31, 2016, we had 26 full-time employees and one part-time employee, 20 of whom are involved in research, development or manufacturing, and five of whom have Ph.D., Pharm.D. or M.D. degrees. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

We are a clinical stage company with limited operating history. All of our product candidates, including our most advanced product candidate, TRC105, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $27.0 million and $24.4 million for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, we had an accumulated deficit of $85.6 million.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs, including our planned and future clinical trials of TRC105 and TRC253.

At December 31, 2016, we had cash, cash equivalents and short-term investments totaling $44.4 million. Based upon our current operating plan, we believe that our existing cash will enable us to fund our operating expenses and capital requirements for at least the next 12 months. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including for the completion of our Phase 3 trial in angiosarcoma and Phase 2 trial in GTN. In addition, we recently licensed two early-stage oncology programs from Janssen Pharmaceutica N.V. (Janssen) and are subject to obligations to develop the programs through clinical proof of concept. While we concurrently received a $5.0 million equity investment from an affiliate of Janssen that will help fund the costs of the development activities, we anticipate that we will need additional funds to complete clinical proof of concept for the programs and, to the extent we retain the programs afterwards, to advance the programs through later stages of development.

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

In January 2017, we entered into an amended loan and security agreement with SVB to borrow up to $8.0 million, all of which was used to refinance amounts outstanding under prior credit facilities with SVB. The agreement, as amended, contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

Our business and future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize our lead product candidate TRC105, which is currently in Phase 3 and Phase 2 development for the treatment of multiple solid tumor types. Any delay or setback in the development of any of our product candidates, particularly TRC105, could adversely affect our business and cause our stock price to decline. We cannot assure you that our planned clinical development for TRC105 will be completed in a timely manner, or at all, or that we or our partner Santen or any additional future partners, will be able to obtain approval for TRC105 from the FDA or any foreign regulatory authority. In addition, while we have the right to terminate our long-term manufacturing agreement with Lonza if we were to cease the TRC105 program, we may still be required to pay batch cancellation fees that could harm our financial position and ability to continue development of our other drug candidates. Even if TRC105 is approved, if it is not approved in indications that justify the minimum number of batches we are required to purchase from Lonza following regulatory approval, our ability to commercialize TRC105 profitably would be harmed.

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

If TRC105 or any other product candidate is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be materially harmed. For example, if the results of ongoing or planned clinical trials of TRC105 demonstrate unexpected safety issues, do not achieve the primary efficacy endpoints or are terminated prior to completion due to analysis of interim results, as applicable, the prospects for approval of TRC105 as well our stock price would be materially and adversely affected.

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

We may experience delays in clinical trials of our product candidates. Our ongoing and planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials can be delayed for a variety of reasons, including:

•	inability to raise funding necessary to initiate or continue a trial;
•	delays in obtaining regulatory approval to commence a trial;
•	delays in reaching agreement with the FDA on final trial design;
•	adverse findings in toxicology studies, including chronic toxicology studies;

•	imposition of a clinical hold for safety reasons or following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;
•	delays in reaching agreement on acceptable terms with prospective clinical trial sites;
•	delays in obtaining required institutional review board approval at each site;
•	delays in recruiting suitable patients to participate in a trial;
•	delays in enrollment caused by the availability of alternative treatments;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	clinical sites dropping out of a trial to the detriment of enrollment;
•	time required to add new clinical sites; or
•	delays in our ability to acquire sufficient supply of clinical trial materials.

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

Phase 1 or Phase 2 clinical trials of TRC105 and TRC102 conducted to date have generated AEs related to the study drug, some of which have been serious. The most common AEs identified to date and related to TRC105 have been anemia, dilated small vessels in the skin and mucosal membranes (which may result in nosebleeds and bleeding of the gums), headache, fatigue and gastrointestinal and other symptoms during the initial infusion of TRC105. While we have not observed an exacerbation of side effects commonly associated with VEGF inhibitors in clinical trials of TRC105 in combination with a VEGF inhibitor, it is possible that future trials, including larger and lengthier Phase 3 clinical trials, may show this effect due to both drugs acting to inhibit angiogenesis simultaneously. Because our development and regulatory approval strategy for TRC105 is focused on combining TRC105 with VEGF inhibitors, if we encountered safety issues associated with combining TRC105 with VEGF inhibitors, it would be a significant setback for our development program and our ability to obtain regulatory approval for TRC105 may be adversely impacted. The most common AE identified in our clinical trials of TRC102 has been anemia.  TRC253 has never been tested in humans, and it is possible that we could observe AEs in our planned Phase 1 study of TRC253 that would preclude further development or cause Janssen to not exercise its option to regain rights to the program.

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

We also expect to target specific patient populations with TR253 and TRC694 and expect to develop companion diagnostic tests in prostate cancer and myeloma, respectively, to improve selection of susceptible patients. If we are unable to establish a companion diagnostic for either of these treatments, our ability to successfully identify target patient populations for future clinical development may be limited.

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

We received orphan drug designation for TRC105 in soft tissue sarcoma in 2016 in the US and EU and we intend to seek orphan drug designation for our eligible product candidates in other indications.  The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years. Despite our receipt of orphan drug designation for TRC105 in soft tissue sarcoma, we cannot guarantee that we will be able to receive orphan drug status from the FDA for any other product candidates or indications. For example, we have withdrawn our previously filed application for orphan drug designation in gestational trophoblastic neoplasia (GTN). However, we may refile the application in the future. If we are unable to secure orphan drug designation for additional product candidates or indications, our regulatory and commercial prospects may be negatively impacted.

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

Manufacturing drugs and biologics is complicated and is tightly regulated by regulatory authorities, including the FDA and foreign equivalents. We currently rely on third party manufacturers to supply us with drug substance for preclinical and clinical trials. Moreover, the market for contract manufacturing services for drug products, including biologics such as TRC105 and small molecules such as TRC253 and TRC694, is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If any need we have for contract manufacturing services increases during a period of industry-wide tight capacity, we may not be able to access the required capacity on a timely basis or on commercially viable terms, which could result in delays in initiating or completing clinical trials or our ability to apply for or receive regulatory approvals.

For TRC105, we have relied on Lonza Sales AG, or Lonza, for drug substance clinical supply manufacture. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including filling into vials, shipping and storage.  For our clinical stage pipeline programs, we believe that our existing supplies of drug product and our contract manufacturing relationships will be sufficient to accommodate clinical trials through phase 3 for TRC105, phase 2 for TRC102, and to proof of concept for TRC253.

We also expect to continue to rely on third party manufacturers for any drug required for commercial supply, and do not intend to build our own manufacturing capability. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities is costly, time consuming and subject to potential difficulties and delays. For example, we rely on Lonza to manufacture TRC105 drug substance and separately license from Lonza its proprietary cell line and other methods of producing TRC105 drug substance. While we have the right to transfer the manufacture of TRC105 drug substance to additional or alternate suppliers and to sublicense Lonza’s TRC105 manufacturing technology to such other suppliers under specified conditions, we may encounter delays in any such transfer due to the time and effort required for another party to understand and successfully implement Lonza’s proprietary process. In February 2017 we entered into a long-term manufacturing agreement with an affiliate of Lonza for the manufacture of TRC105 drug substance intended for registration batches and future commercial supply if TRC105 receives regulatory approval.  As part of the manufacturing agreement, we and Lonza will need to transfer the TRC105 manufacturing process to a separate Lonza facility. This transfer may result in setbacks in replicating the current manufacturing process at a new facility that has not previously manufactured TRC105. In particular, for biologics, it is not uncommon to experience setbacks and delays in process transfer, which may delay our ability to obtain regulatory approval or may result in higher costs to manufacture commercial drug product than we currently expect.

Other than our TRC105 manufacturing agreement with Lonza, we do not have any long-term supply agreements for the manufacture of our product candidates and cannot guarantee that Lonza or any other third party manufacturer would be willing to continue supplying drug product for clinical trials or commercial sale at a reasonable cost or at all.  In addition, our manufacturing agreement with Lonza may be terminated early by Lonza if we are in material breach of the agreement, subject to prior written notice and a cure period, due to our insolvency or bankruptcy, due to a force majeure event that prevents performance under the agreement for at least six months, or if we and Lonza fail to enter into an initial project plan within 90 days of executing the agreement (which period may be extended by agreement of the parties).

The facilities used by our current or future third party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit a BLA or an NDA to the FDA. While we work closely with our third party manufacturers on the manufacturing process for our product candidates, we generally do not control the implementation of the manufacturing process of, and are completely dependent on, our third party manufacturers for compliance with cGMP regulatory requirements and for manufacture of both drug substances and finished drug products. If our third party manufacturers cannot successfully manufacture material that conforms to applicable specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we may experience delays in initiating planned clinical trials and we may not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers or other third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or commercialize our product candidates.

We depend in part on NCI and other third party sponsors to advance clinical development of TRC105 and TRC102.

NCI is currently sponsoring and funding one ongoing clinical trial involving TRC105 and four clinical trials involving TRC102. The University of Alabama, Birmingham Cancer Center, or UAB, is also funding a trial with TRC105 in breast cancer.   In addition, Case Western has sponsored and funded two separate clinical trials involving TRC102. The advancement of our product candidates depends in part on the continued sponsorship and funding of clinical trials by these organizations, as our resources and capital would not be sufficient to conduct these trials on our own. None of these third party sponsors are obligated to continue sponsorship or funding of any clinical trials involving our product candidates and could stop their support at any time. If these third party sponsors ceased their support for our product candidates, our ability to advance clinical development of our product candidates could be limited and we may not be able to pursue the number of different indications for our product candidates that are currently being pursued.

Even if these third party sponsors continue to sponsor and fund clinical trials of our product candidates, our reliance on their support subjects us to numerous risks. For example, we have limited control over the design, execution or timing of their clinical trials and limited visibility into their day-to-day activities, including with respect to how they are providing and administering our product candidates. If there is a failure in a clinical trial sponsored by a third party sponsor due to poor design of the trial, errors in the way the clinical trial is executed or any other reason, or if the sponsor fails to comply with applicable regulatory requirements or there are errors in the reported data, it could represent a major set-back for the development and approval of our product candidates, even if we were not directly involved in the trial and even if the clinical trial failure was not related to the underlying safety or efficacy of the product candidate. In addition, these third party sponsors could decide to de-prioritize clinical development of our product candidates in relation to other projects, which could adversely affect the timing of further clinical development. We are also subject to various confidentiality obligations with respect to the clinical trials sponsored by third party sponsors, which could prevent us from disclosing current information about the progress or results from these trials until the applicable sponsor publicly discloses such information or permits us to do so. This may make it more difficult to evaluate our business and prospects at any given point in time and could also impair our ability to raise capital on our desired timelines.

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

To the extent we enter into additional agreements for the development and commercialization of our product candidates we would likely be similarly dependent on the performance of those third parties and subject to similar risks. For example, if Janssen exercises its option to reacquire rights to TRC253, we would be entitled to receive a pre-negotiated up-front fee from Janssen, but we would be dependent on Janssen to further develop the program in order to receive any further value in the form of milestone payments or royalties.

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

We do not have our own capabilities to perform preclinical testing of our product candidates, and therefore rely entirely on third party contractors and laboratories to conduct these studies for us. In addition, while we intend to continue designing, monitoring and managing our clinical trials of our product candidates using our clinical operations and regulatory team, we still depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials at their sites under agreements with us. We will compete with many other companies for the resources of these third party contractors, laboratories, investigators, collaborators, and the initiation and completion of our preclinical studies and clinical trials may be delayed if we encounter difficulties in engaging these third parties or need to change service providers during a study or trial.

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

As of December 31, 2016, we are the exclusive licensee of six issued U.S. patents, one pending U.S. patent application, and ten issued non-U.S patents and four pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.” We are also the exclusive licensee of pending applications, which have not yet published, related to TRC253 and TRC694.

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

We are a party to a number of license agreements that are important to our business, and we may enter into additional license agreements in the future. TRC105 is protected by patents exclusively in-licensed from Roswell Park Cancer Institute. TRC102 is protected by patents exclusively licensed from Case Western. TRC253 and TRC694 and associated intellectual property have been licensed from Janssen.

Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If there is any conflict, dispute, disagreement or issue of non-performance between us and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment or diligence obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our and our partners’ ability to utilize the affected intellectual property in our drug development efforts, and our ability to enter into collaboration or marketing agreements for a product candidate, may be adversely affected.

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

We face competition both in the United States and internationally, including from major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, other pharmaceutical and biotechnology companies, including Pfizer, Inc. and Acceleron Pharma Inc., have active programs to develop therapies targeting proteins in the endoglin pathway that would compete directly with certain of our product candidates, including TRC105. Many other companies are developing other cancer therapies that, if successful, could change the standard of care for cancer patients and relegate anti-angiogenesis therapy to a last-line or niche role or make it obsolete.  For example, the recent approval of Opdivo (nivolumab) and Cabometyx (cabozantinib) have decreased the use of Inlyta as a second line treatment in renal cell carcinoma.

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

Third party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act or ACA, was enacted. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA.  The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

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

Although we intend to establish a specialty sales and marketing organization to promote or co-promote our product candidates in North America, if approved in oncology indications, we currently have no such organization or capabilities, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, we must build sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services.

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

As of December 31, 2016, we had federal and California net operating loss carryforwards, or NOLs, of approximately $69.1 million and $44.0 million, respectively, which expire in various years beginning in 2030, if not utilized. As of December 31, 2016, we had federal and California research and development and Orphan Drug tax credit carryforwards of approximately $3.6 million and $1.1 million, respectively. The federal research and development tax credit carryforwards expire in various years beginning in 2031, if not utilized. The California research and development credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

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

As of December 31, 2016, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned over 50% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Our principal executive offices are located at 8910 University Center Lane, Suite 700, San Diego, California 92122, in a facility we lease encompassing 9,339 square feet of office space. Our lease expires in April 2017.  On December 12, 2016, we entered into a new lease with respect to the property located at 4350 La Jolla Village Drive, Suite 800, in San Diego, California. The new lease covers approximately 10,458 square feet of general office space and has an initial term of five years, with an option for an additional five-year term. We anticipate that the new lease will commence on or about May 1, 2017, at which point the associated office space will serve as our principal executive offices.

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

	High	Low
2016
First quarter	$9.24	$5.88
Second quarter	7.90	4.26
Third quarter	7.00	4.00
Fourth quarter	7.30	4.15

	High	Low
2015
First quarter, beginning January 30, 2015	$21.00	$9.02
Second quarter	14.90	10.00
Third quarter	18.35	8.46
Fourth quarter	12.50	8.35

Holders of Record

As of February 12, 2017, there were approximately 149 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

None.

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

	Years Ended December 31,
	2016	2015	2014
	(in thousands, except share and per share data)
Statement of Operations Data:
Collaboration revenue	$3,449	$7,904	$3,598
Operating expenses:
Research and development	21,566	25,680	7,652
General and administrative	7,859	5,691	2,125
Total operating expenses	29,425	31,371	9,777
Loss from operations	(25,976)	(23,467)	(6,179)
Other income (expense)	(1,032)	(943)	(630)
Net loss	(27,008)	(24,410)	(6,809)
Accretion to redemption value of redeemable convertible preferred stock	-	(31)	(297)
Net loss attributable to common stockholders	$(27,008)	$(24,441)	$(7,106)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(2.13)	$(2.20)	$(4.40)
Weighted-average shares outstanding, basic and diluted (1)	12,677,910	11,115,651	1,615,044

(1)

See Note 1 to our consolidated financial statements included elsewhere in this Annual Report for an explanation of the methods used to calculate the net loss per share attributable to common stockholders, basic and diluted, and the number of shares used in the computation of these per share amounts.

	As of
	December 31,
	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$35,710	$41,373
Short-term investments	8,703	10,783
Working capital	35,405	39,131
Total assets	45,730	53,522
Long-term debt, less current portion	7,130	7,464
Accumulated deficit	(85,598)	(58,590)
Total stockholders’ equity	28,336	30,978

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, wet age-related macular degeneration, or wet AMD, and fibrotic diseases. We are a leader in the field of endoglin biology and are using our expertise to develop antibodies that bind to the endoglin receptor. Endoglin is essential to angiogenesis, the process of new blood vessel formation required for solid cancer growth and wet AMD, and a key contributor to the development of fibrosis, or tissue scarring. We are developing our lead product candidate, TRC105 (INN carotuximab), an endoglin antibody, for the treatment of multiple solid tumor types in combination with inhibitors of the vascular endothelial growth factor, or VEGF, pathway.  The VEGF pathway regulates vascular development in the embryo, or vasculogenesis, and angiogenesis. We believe treatment with TRC105 in combination with VEGF inhibitors may improve survival in cancer patients when compared to treatment with a VEGF inhibitor alone.  TRC105 has been studied in eight completed Phase 2 clinical trials and three completed Phase 1 clinical trials, and is currently being dosed in one Phase 3 clinical trial, four Phase 2 clinical trials and three Phase 1 clinical trials. Our TRC105 oncology clinical development plan is broad and involves a tiered approach. We are initially focused on two indications, angiosarcoma and gestational trophoblastic neoplasia, or GTN, both of which are tumors that highly express endoglin, the target of TRC105, and therefore may be more responsive to treatment with TRC105. We have seen complete ongoing responses in these tumor types and have initiated dosing in an international multicenter Phase 3 trial in angiosarcoma and an international multicenter Phase 2 trial in GTN. We obtained Special Protocol Assessment (SPA) agreement from the US Food and Drug Administration (FDA) on our clinical trial design for the Phase 3 trial in angiosarcoma and also incorporated scientific advice from the European Medicines Agency (EMA) regarding the adequacy of the trial design.  We also received orphan drug designation from the FDA and the EMA for TRC105 for the treatment of soft tissue sarcoma, including angiosarcoma, in 2016.

Our other product candidates are TRC205, an endoglin antibody that is in preclinical development for the treatment of fibrotic diseases, TRC102, which is a small molecule that is in clinical development for the treatment of mesothelioma, lung cancer and glioblastoma, and two compounds that we licensed from Janssen Pharmaceutica N.V. (Janssen) in September 2016: TRC253, which is a small molecule that is in pre-clinical development, with the IND allowed by the FDA, for the treatment of castrate resistant prostate cancer, and TRC694, a small molecule in pre-clinical development for the treatment of myeloma. In March 2014, Santen licensed from us exclusive worldwide rights to develop and commercialize our endoglin antibodies for ophthalmology indications.

We have collaborated with the National Cancer Institute (NCI), which has selected TRC105 and TRC102 for federal funding of clinical development, as well as Case Western Cancer Center (Case Western). Under these collaborations, NCI has sponsored or is sponsoring nine completed or ongoing clinical trials of TRC105 and TRC102, and Case Western sponsored two clinical trials of TRC102.  We anticipate that NCI will complete ongoing Phase 2 clinical trials of TRC105 and may initiate other Phase 2 clinical trials in addition to the Phase 2 clinical trials of TRC105 that we are sponsoring. In addition, we expect that Phase 2 clinical trials of TRC102 will be completed with NCI funding. If merited by Phase 2 data, we expect to fund initial Phase 3 clinical trials of TRC105 and TRC102 and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI will sponsor Phase 3 clinical trials in additional indications.

The following table summarizes key information regarding ongoing and planned development of our product candidates:

	Phase	Data Expected
TRC105
Ongoing trials:
Angiosarcoma	Phase 3	Interim analysis first half 2018
Renal Cell Carcinoma	Randomized Phase 2	Second half 2017
Angiosarcoma	Phase 2	Second half 2017
Gestational Trophoblastic Neoplasia (GTN)	Phase 2	Interim data second half 2017
Hepatocellular Carcinoma	Phase 1/2	2018
Hepatocellular Carcinoma (NCI Sponsored)	Phase 1/2	2017
Lung Cancer	Phase 1	2017
Breast Cancer	Phase 1/2	2017
Wet AMD (Santen) (DE-122)	Phase 1/2	2017
TRC102
Ongoing trials:
Mesothelioma	Phase 2	2018
Glioblastoma	Phase 2	2018
Solid tumors	Phase 1	2017
Solid tumors (Oral) and Lymphomas	Phase 1	2018
Lung Cancer	Phase 1	2018
TRC253
Planned trials:
Prostate Cancer	Phase 1/2	2018

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of capital stock, a $10.0 million one-time upfront fee and a $3.0 million payment received in connection with our collaboration with Santen and commercial bank debt under our credit facilities with Silicon Valley Bank (SVB). At December 31, 2016, we had cash, cash equivalents and short-term investments totaling $44.4 million.

We do not own or operate, nor do we expect to own or operate, facilitates for product manufacturing, storage, distribution or testing. We contract with third parties for the manufacture of our product candidates, including with Lonza for the manufacture of TRC105 drug substance, and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $27.0 million, $24.4 million, and $7.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016, we had an accumulated deficit of $85.6 million.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•	continue to conduct clinical trials of our product candidates;
•	continue our research and development efforts;
•	manufacture preclinical study and clinical trial materials and prepare for potential commercial manufacture of TRC105;
•	maintain, expand and protect our intellectual property portfolio; and
•	seek regulatory approvals for our product candidates that successfully complete clinical trials.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of December 31, 2016, we had received $3.0 million in milestones related to development activities. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Third-party research and development expenses:
TRC105	$14,240	$20,031	$4,730
TRC253	266	—	—
TRC102	523	122	25
TRC694	144	—	—
TRC205	71	277	98
Total third-party research and development expenses	15,244	20,430	4,853
Unallocated expenses	6,322	5,250	2,799
Total research and development expenses	$21,566	$25,680	$7,652

Unallocated expenses consist primarily of our internal personnel related and facility costs.

We expect our current level of research and development expenses to continue to increase for the foreseeable future as we continue development of TRC105, including our Phase 3 clinical trial in angiosarcoma, an orphan indication, our Phase 2 clinical trial in GTN, initiate manufacturing activities required for regulatory approval, and begin development of our licensed compounds, TRC253 and TRC694.

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

The costs of clinical trials to us may vary significantly based on factors such as:

•	the extent to which costs are borne by third parties such as NCI;
•	the extent to which costs for comparator drug are borne by third parties;
•	per patient trial costs;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up;
•	the phase of development of the product candidate; and
•	the efficacy and safety profile of the product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include legal services, including those associated with obtaining and maintaining patents, insurance, occupancy costs, accounting services, and the cost of various consultants.

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

Our objective is to reflect the appropriate trial expenses in our financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, we adjust the clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical accruals are dependent upon accurate reporting by CRO or other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three years in the period ended December 31, 2016, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option and award grants recognized as expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. We estimate the fair value of stock option grants using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the risk-free interest rate, the expected dividend yield of our common stock, the expected volatility of the price of our common stock and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our employee stock options granted for all periods presented.

The following table summarizes the stock-based compensation expense recognized in our consolidated financial statements:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Research and development	$1,090	$1,038	$178
General and administrative	1,993	1,050	93
Total stock-based compensation expense	$3,083	$2,088	$271

As of December 31, 2016, the unrecognized stock-based compensation expense related to outstanding employee stock options and awards was $5.7 million and is expected to be recognized as expense over a weighted-average period of approximately 2.3 years.

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

Other Company Information

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2016, we had federal and California net operating loss, or NOL, carryforwards, of approximately $69.1 million and $44.0 million, respectively. The federal and California NOL carryforwards will begin expiring in 2030, unless previously utilized. At December 31, 2016, we had federal and California research and development and Orphan Drug credit carryforwards of approximately $3.6 million and $1.1 million, respectively. The federal research and development credit carryforwards will begin expiring in 2031, unless previously utilized. The California research and development credit carryforwards do not expire unless limited by Section 382 as discussed below.

Pursuant to Sections 382 and 383 of the Code, our annual use of our NOL and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. We completed a Section 382/383 analysis regarding the limitation of our NOL and research and development credit carryforwards as of December 31, 2015 and as a result of the analysis, an ownership change was determined to have occurred at the time of our initial public offering. Future ownership changes may further limit our ability to utilize our remaining NOL and research and development tax credit carryforwards. As of December 31, 2016, we had a full valuation allowance against our deferred tax assets.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2017. We plan on adopting the ASU prospectively and are continuing to evaluate the potential impact that this standard will have on our financial position and results of operations.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes an update which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The adoption of ASU 2016-09 is not expected to have a material impact on our financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new accounting standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard must be adopted using the modified retrospective approach and is effective for public entities for annual reporting periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial statements and related disclosures.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable that when, considered in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, for both annual and interim periods. ASU 2014-15 also requires certain disclosures around management’s plans and evaluation, as well as the plans, if any, that are intended to mitigate those conditions or events that will alleviate the substantial doubt. ASU 2014-15 is effective for fiscal years ending after December 15, 2016. We adopted ASU 2014-15 in the fourth quarter of 2016, which resulted in no change to our financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015	Change
	(in thousands)
Collaboration revenue	$3,449	$7,904	$(4,455)
Research and development expenses	21,566	25,680	(4,114)
General and administrative expenses	7,859	5,691	2,168
Other income (expense)	(1,032)	(943)	(89)

Collaboration revenue.  Collaboration revenue was $3.4 million and $7.9 million for the years ended December 31, 2016 and 2015, respectively. The decrease in revenue was due to the achievement of a $3.0 million development milestone by Santen in June 2015 for which there was no comparable milestone in 2016, and the increase in 2016 in the expected term over which we expect to provide technical and regulatory support to Santen.

Research and development expenses.  Research and development expenses were $21.6 million and $25.7 million for the years ended December 31, 2016 and 2015, respectively. The decrease of $4.1 million was due to a decrease in manufacturing activities, partially offset by increased clinical study expenses related to the continued development of TRC105, as well as increased compensation related expenses due to increased headcount and stock-based compensation expenses, and expenses related to our recently acquired assets, TRC253 and TRC694.

General and administrative expenses.  General and administrative expenses were $7.9 million and $5.7 million for the years ended December 31, 2016 and 2015, respectively. The increase of $2.2 million was due primarily to increased compensation related expenses due to increased headcount and stock-based compensation expenses.

Other income (expense). Other income (expense) was $(1.0) million and $(0.9) million for the years ended December 31, 2016 and 2015, respectively.

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

Other income (expense).   Other income (expense) was $(0.9) million and $(0.6) million for the years ended December 31, 2015 and 2014, respectively. The increase of $0.3 million in other income (expense) was primarily the result of interest expense related to the aggregate borrowings under our credit facility with SVB.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2016, we had an accumulated deficit of $85.6 million, and we expect to continue to incur net losses for the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding, and licensing or collaboration arrangements.

On February 4, 2015, we completed the initial public offering and a concurrent private placement of our common stock, which resulted in net proceeds to us of approximately $35.0 million. In September 2016, we sold shares of our common stock in a private placement for net proceeds to us of approximately $5.0 million and in November 2016, we completed an underwritten public offering which resulted in net proceeds to us of approximately $16.1 million. We anticipate that our existing cash, cash equivalents and short-term investments will fund our operations for at least the next 12 months. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

Credit Facility with SVB

In January 2017, we entered into a second amendment to our Amended and Restated Loan and Security Agreement with SVB (the 2017 Amended SVB Loan) under which we borrowed $8.0 million, all of which was used to refinance previously outstanding amounts under the loan and security agreement. In connection with the 2017 Amended SVB Loan, we issued warrants to purchase up to 46,692 shares of common stock at an exercise price of $5.14 per share. The warrants are fully exercisable and expire on January 25, 2024.

The 2017 Amended SVB Loan provides for interest to be paid at a rate of 8.55% per annum, with interest-only payments due monthly through December 31, 2017 which will be extended through June 30, 2018 in the event certain funding and clinical development conditions are met. Thereafter, in addition to interest accrued during such period, the monthly payments include an amount equal to the outstanding principal at December 31, 2017 or June 30, 2018, as applicable, divided by 30 months. At maturity (or earlier prepayment), we are also required to make a final payment equal to 4.0% of the original principal amounts borrowed. The 2017 Amended SVB Loan provides for prepayment fees of 3.0% of the amount prepaid if the prepayment occurs prior to January 26, 2018, 2.0% of the amount prepaid if the prepayment occurs after January 26, 2018 but prior to January 25, 2019, and 1.0% of the amount prepaid if the prepayment occurs thereafter.

The 2017 Amended SVB Loan is collateralized by substantially all of our assets, other than our intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be required to immediately repay all obligations under the 2017 Amended SVB Loan.

ATM Facility

In February 2016, we entered into an At-the-Market Equity Offering Sales Agreement, or the Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $25.0 million of our shares of our common stock through Stifel, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through Stifel, on the Nasdaq Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Stifel will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are obligated to pay Stifel an aggregate sales agent commission equal to 2.5% of the gross proceeds of the sales price for common stock sold under the Sales Agreement. As of December 31, 2016, no shares of our common stock have been sold under the Sales Agreement and the full $25.0 million of common stock remains available to be sold.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(27,150)	$(19,163)	$1,758
Investing activities	2,073	(10,917)	(70)
Financing activities	19,414	36,453	31,036
(Decrease) increase in cash and cash equivalents	$(5,663)	$6,373	$32,724

Operating activities.  Net cash used in operating activities was $27.2 million for the year ended December 31, 2016, and was primarily due to our net loss, adjusted for noncash items, offset by changes in our working capital. Net cash used in operating activities was $19.2 million for the year ended December 31, 2015, and was primarily due to our net loss, adjusted for noncash items, offset by changes in our working capital. Net cash provided by operating activities was $1.8 million for the year ended December 31, 2014 and was primarily the result of $6.9 million of deferred revenue related to the $10.0 million one-time upfront payment received in conjunction with our collaboration with Santen, offset by our net loss for the period.

Investing activities.  Net cash provided by investing activities was $2.1 million for the year ended December 31, 2016, and was related to proceeds from the maturities of short-term investments, offset by the purchases of those investments. Net cash used in investing activities was $10.9 million for the year ended December 31, 2015, and was related to purchases of short-term investments, offset by maturities of those investments, and purchases of property and equipment. Net cash used in investing activities for the year ending December 31, 2014 was due to purchases of property and equipment.

Financing activities.  Net cash provided by financing activities was $19.4 million for the year ended December 31, 2016 and resulted from net proceeds received totaling $16.1 million from our follow-on public offering, net proceeds of $5.0 million received from a private placement of our common stock in connection with our license agreements with Janssen, partially offset by repayments of our loan under our credit facility with SVB. Net cash provided by financing activities was $36.5 million for the year ended December 31, 2015 and resulted primarily from net proceeds received totaling $36.2 million from our initial public offering and concurrent private placement. Net cash provided by financing activities was $31.0 million for the year ended December 31, 2014 and resulted from $25.7 million of net proceeds from our sale of Series B redeemable convertible preferred stock in September 2014 and net borrowings from a prior credit facility with SVB, offset in part by costs paid in connection with our initial public offering which closed in February 2015.

Funding Requirements

At December 31, 2016, we had cash, cash equivalents and short-term investments totaling $44.4 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including to complete our ongoing Phase 3 trial in angiosarcoma and Phase 2 trial in GTN. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction, including our strategic licensing transaction with Janssen, will likely increase our future funding requirements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our planned clinical trials of TRC105;
•	Santen’s ability and willingness to continue clinical development of DE-122;
•	our ability to enter into and maintain our collaborations, including our collaborations with Santen and Janssen;
•	our ability to achieve, and our obligations to make, milestone payments under our collaboration and license agreements;
•	the costs and timing of procuring supplies of our product candidates for clinical trials and regulatory submissions;
•	the scope, progress, results and costs of preclinical development, and clinical trials of our other product candidates;
•	whether and when Janssen reacquires the rights to the AR Mutant Program and/or the NIK Program;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the revenue, if any, received from commercial sales of our product candidates for which we or any of our partners, including Santen, may receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2016:

		Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Long-term debt obligations, including interest and final payment (1)	$11,062	$1,847	$7,255	$1,960	$—
Operating lease obligations (2)	2,230	343	828	903	156
Purchase obligations (3)	5,755	5,755	—	—	—
Total	$19,047	$7,945	$8,083	$2,863	$156

(1)	Principal and interest payments to SVB are shown in accordance with the second amendment to the amended and restated loan and security agreement with SVB, executed in January 2017.
(2)

Our operating lease obligations relate to our corporate headquarters in San Diego, California. We lease 9,339 square feet of office space under an operating lease that expires in April 2017, and have entered into a lease for 10,458 square feet of office space under an operating lease that commences in May 2017 and expires in April 2022, which will become our corporate headquarters in May 2017.

(3)

The purchase obligations are comprised of our non-cancellable purchase commitments under our 2008 master services agreement with Lonza Sales AG (Lonza), and amounts include estimates based on forecasts which may differ from actual amounts we pay.

Under our long-term manufacturing agreement with Lonza Biologics Tuas Pte Ltd (Lonza Biologics) executed in February 2017, we are required to purchase certain batches of TRC105 prior to regulatory approval with a total estimated cost of approximately $15.0 million. The timing of payments for pre-approval batches will be in accordance with a project plan to be agreed to by us and Lonza Biologics.  If the parties are unable to agree to a project plan either party may terminate the manufacturing agreement as described below, and our obligations to purchase the pre-approval batches would be cancelled without penalty to us.  Following regulatory approval, we will be required to purchase a specified minimum number of batches annually with a total annual estimated cost of approximately $22.0 million. If we cancel any purchase orders, we may be obligated to pay certain cancellation fees. In addition, we will be obligated to pay a milestone fee to Lonza Biologics upon the earlier of the first approval of TRC105 by the U.S Food and Drug Administration (FDA) or European Medicines Agency (EMA) or our receipt of a complete response letter or non-approvability letter (or equivalent communication) indicating that the rejection of the marketing application was not due to a deficiency in Lonza Biologics’ facility, the manufacturing process or services performed by Lonza Biologics.

The manufacturing agreement has an initial term beginning on the effective date and ending on the seventh anniversary of the date of first regulatory approval of TRC105 by the FDA or EMA. The Manufacturing Agreement may be renewed for an additional three years upon the written agreement of both parties no later than the fifth anniversary of the date of first approval of TRC105 by the FDA or EMA.

We or Lonza Biologics may terminate the manufacturing agreement due to a material breach of the agreement by the other party, subject to prior written notice and a cure period, due to the insolvency or bankruptcy of the other party, due to a force majeure event that prevents performance under the agreement for at least six months, or if we and Lonza Biologics fail to enter into an initial project plan within ninety days of executing the agreement (which period may be extended by agreement of the parties). We also have the right to terminate the manufacturing agreement, subject to sixty days’ written notice, if we discontinue the TRC105 program, whether due to a notice of non-approval or withdrawal of marketing approval by a regulatory agency or otherwise. In the event we terminate the manufacturing agreement due to discontinuation of the TRC105 program or a termination by Lonza Biologics due to our material breach or insolvency or bankruptcy, we would be obligated to pay to Lonza Biologics certain batch cancellation and/or early termination fees.

In addition, under each of our license agreements we may have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. We do not have any significant ongoing annual payment obligations under these license agreements. As of December 31, 2016, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above. These commitments include the following:

•

Under our license agreement with Health Research Inc. and Roswell Park Cancer Institute, referred to collectively as RPCI, we may be required to pay up to an aggregate of approximately $6.4 million ($0.4 million of which has been paid and $1.0 million of which became payable in February 2017 and is not included in the table above) upon the achievement of certain milestones for products utilizing certain intellectual property licensed from RPCI, or the RPCI Technology, including TRC105, of which approximately $1.4 million ($0.4 million which has been paid and $1.0 million of which became payable in February 2017 and is not included in the table above) relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. We may also be required to pay up to an aggregate of approximately $6.4 million upon the achievement of certain milestones for products utilizing a patent owned by us covering humanized endoglin antibodies, including TRC205, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. Upon commercialization, we will be required to pay RPCI mid single-digit royalties based on net sales of products utilizing the RPCI Technology in each calendar quarter, subject to adjustments in certain circumstances. In addition, we will be required to pay RPCI low single-digit royalties based on net sales in each calendar quarter of products utilizing our patent covering humanized endoglin antibodies. Our royalty obligations continue until the expiration of the last valid claim in a patent subject to the agreement, which we expect to occur in 2029, based on the patents currently subject to the agreement.

•

Under our license agreement with Case Western, we may be required to pay up to an aggregate of approximately $9.8 million in milestone payments, of which $0.7 million relates to the initiation of certain development activities ($0.2 million of which has been paid) and approximately $9.1 million relates to the submission of certain regulatory filings and receipt of certain regulatory. If products utilizing certain intellectual property licensed from Case Western, or the TRC102 Technology, are successfully commercialized, we will be required to pay Case Western a single-digit royalty on net sales, subject to adjustments in certain circumstances. Beginning on the earlier of a specified number of years from the effective date of the agreement and the anniversary of the effective date following the occurrence of a specified event, we will be required to make a minimum annual royalty payment of $75,000, which will be credited against our royalty obligations. In the event we sublicense any of our rights under the agreement relating to the TRC102 Technology, we will be obligated to pay Case Western a portion of certain fees we may receive under the sublicense. Our royalty obligations will continue on a country-by-country basis through the later of the expiration of the last valid claim under the TRC102 Technology or 14 years after the first commercial sale of a product utilizing the TRC102 Technology in a given country.

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

•

Under our license agreement with Janssen for TRC253 and TRC694, we may be required to pay up to an aggregate of $105.0 million in milestone payments, of which $45.0 million relates to the initiation of certain development activities and $60.0 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals. If TRC253 or TRC694 are successfully commercialized, we will be required to pay Janssen a low single-digit royalty on net sales, subject to reductions in certain circumstances.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

TRACON Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of TRACON Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRACON Pharmaceuticals, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

February 28, 2017

TRACON Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$35,710	$41,373
Short-term investments	8,703	10,783
Prepaid and other assets	1,235	1,150
Total current assets	45,648	53,306
Property and equipment, net	82	173
Other assets	—	43
Total assets	$45,730	$53,522
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,213	$8,281
Accrued compensation and related expenses	1,588	1,163
Current portion of deferred revenue	1,259	3,353
Long-term debt, current portion	333	1,378
Final payment due bank	850	—
Total current liabilities	10,243	14,175
Other long-term liabilities	21	905
Long-term debt, less current portion	7,130	7,464
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at December 31, 2016 and December 31, 2015; issued and outstanding shares—none	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 at December 31, 2016 and December 31, 2015; issued and outstanding shares — 16,084,721 and 12,175,942 at December 31, 2016 and December 31, 2015, respectively	16	12
Additional paid-in capital	113,918	89,556
Accumulated deficit	(85,598)	(58,590)
Total stockholders’ equity	28,336	30,978
Total liabilities and stockholders’ equity	$45,730	$53,522

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014
Collaboration revenue	$3,449	$7,904	$3,598
Operating expenses:
Research and development	21,566	25,680	7,652
General and administrative	7,859	5,691	2,125
Total operating expenses	29,425	31,371	9,777
Loss from operations	(25,976)	(23,467)	(6,179)
Other income (expense):
Interest expense, net	(1,119)	(923)	(667)
Other income (expense), net	87	(20)	37
Total other income (expense)	(1,032)	(943)	(630)
Net loss	(27,008)	(24,410)	(6,809)
Accretion to redemption value of redeemable convertible preferred stock	—	(31)	(297)
Net loss attributable to common stockholders	$(27,008)	$(24,441)	$(7,106)
Net loss per share attributable to common stockholders, basic and diluted	$(2.13)	$(2.20)	$(4.40)
Weighted-average shares outstanding, basic and diluted	12,677,910	11,115,651	1,615,044

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Redeemable						Total
	Convertible				Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2013	12,249,999	$23,929	1,614,851	$2	$2,025	$(27,371)	$(25,344)
Issuance of Series B redeemable convertible preferred stock in September for cash of $2.1935 per share, net of offering costs of $1,546	12,400,274	25,654	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	297	—	—	(297)	—	(297)
Exercise of common stock options	—	—	19,003	—	—	—	—
Vested shares related to repurchase liability	—	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	271	—	271
Net loss	—	—	—	—	—	(6,809)	(6,809)
Balance at December 31, 2014	24,650,273	49,880	1,633,854	2	2,004	(34,180)	(32,174)
Initial public offering and private placement of common stock for cash of $10 per share, net of offering costs	—	—	4,100,000	4	34,950	—	34,954
Conversion of redeemable convertible preferred stock into common stock at initial public offering	(24,650,273)	(49,911)	6,369,567	6	49,905	—	49,911
Reclassification of redeemable convertible preferred stock warrant	—	—	—	—	311	—	311
Accretion to redemption value of redeemable convertible preferred stock	—	31	—	—	(31)	—	(31)
Issuance of common stock under equity plans	—	—	72,521	—	179	—	179
Stock-based compensation expense	—	—	—	—	2,088	—	2,088
Vested shares related to repurchase liability	—	—	—	—	12	—	12
Issuance of common stock warrants in connection with debt financing	—	—	—	—	138	—	138
Net loss	—	—	—	—	—	(24,410)	(24,410)
Balance at December 31, 2015	—	—	12,175,942	12	89,556	(58,590)	30,978
Issuance of common stock under equity plans	—	—	37,672	—	178	—	178
Stock-based compensation expense	—	—	—	—	3,083	—	3,083
Vested shares related to repurchase liability	—	—	—	—	13	—	13
Issuance of common stock in a public offering, net of offering costs	—	—	3,018,750	3	16,110	—	16,113
Other issuances of common stock, net	—	—	840,022	1	4,955	—	4,956
Issuance of common stock in exchange for services	—	—	12,335	—	23	—	23
Net loss	—	—	—	—	—	(27,008)	(27,008)
Balance at December 31, 2016	—	$—	16,084,721	$16	$113,918	$(85,598)	$28,336

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(27,008)	$(24,410)	$(6,809)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	3,083	2,088	271
Common stock issued for services	23	—	—
Depreciation and amortization	94	51	15
Amortization of debt discount	100	97	99
Amortization of premium/discount on short-term investments	3	8	—
Noncash interest	522	417	300
Change in fair value of preferred stock warrant liability	—	65	(37)
Deferred rent	(53)	(4)	45
Deferred revenue	(2,094)	(3,550)	6,903
Changes in assets and liabilities:
Prepaid expenses and other assets	(42)	(424)	(1,701)
Accounts payable and accrued expenses	(2,203)	6,144	2,282
Accrued compensation and related expenses	425	355	390
Net cash (used in) provided by operating activities	(27,150)	(19,163)	1,758
Cash flows from investing activities
Purchase of property and equipment	(3)	(127)	(70)
Purchases of available-for-sale short-term investments	(17,506)	(12,790)	—
Proceeds from the maturity of available-for-sale short-term investments	19,582	2,000	—
Net cash provided by (used in) investing activities	2,073	(10,917)	(70)
Cash flows from financing activities
Proceeds from long-term debt	—	10,000	7,500
Repayment of long-term debt	(2,000)	(9,930)	(920)
Proceeds from sale of common stock, net of offering costs paid in the current period	21,236	36,204	(1,250)
Proceeds from sale of preferred stock, net of offering costs	—	—	25,654
Proceeds from issuance of common stock under equity plans	178	179	52
Net cash provided by financing activities	19,414	36,453	31,036
(Decrease) increase in cash and cash equivalents	(5,663)	6,373	32,724
Cash and cash equivalents at beginning of period	41,373	35,000	2,276
Cash and cash equivalents at end of period	$35,710	$41,373	$35,000
Supplemental disclosure of cash flow information
Interest paid	$622	$428	$270
Supplemental schedule of noncash investing and financing activities
Issuance of preferred stock warrants in connection with long-term debt	$—	$—	$186
Issuance of common stock warrants in connection with long-term debt	$—	$138	$—

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

Basis of Presentation

As of December 31, 2016, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of December 31, 2016, the Company had an accumulated deficit of $85.6 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At December 31, 2016, the Company had cash, cash equivalents and short-term investments of $44.4 million. Based on the Company’s current business plan, management believes that existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s obligations for at least the next twelve months. The Company plans to continue to fund its losses from operations and capital funding needs through cash and investments on hand, as well as future debt and equity financing and potential collaboration arrangements. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or delay or reduce the scope of its planned development programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Preferred Stock Warrant Liabilities

Prior to the completion of the Company’s initial public offering in February 2015, the Company had outstanding freestanding warrants to purchase shares of its Series A redeemable convertible preferred stock. Since the underlying Series A redeemable convertible preferred stock was classified outside of permanent equity, these preferred stock warrants were classified as liabilities in the December 31, 2014 balance sheet. The Company adjusted the carrying value of such preferred stock warrants to their estimated fair value at each reporting date, with any related increases or decreases in the fair value recorded as an increase or decrease to other income (expense) in the consolidated statements of operations. Upon the completion of the Company’s initial public offering, the warrants no longer require liability accounting and the then fair value of the warrant liability was reclassified into stockholders’ equity.

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

With respect to revenue derived from reimbursement of direct, out-of-pocket expenses for research and development costs associated with collaborations, where the Company acts as a principal with discretion to choose suppliers, bear credit risk and perform part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated statements of operations.

Milestones

The Company uses the milestone method of accounting and revenue is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved and the payment is non-refundable, provided that the milestone event is substantive. A milestone event is defined as an event: (1) that can only be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance; (2) for which there is substantive uncertainty at the inception of the arrangement that the event will be achieved; and (3) that would result in additional payments being due to the Company. Events for which the occurrence is either contingent solely upon the passage of time or the result of a counterparty’s performance are not considered to be milestone events. A milestone event is substantive if all of the following conditions are met: (a) the consideration is commensurate with either the Company’s performance to achieve the milestone, or the enhancement of the value to the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (b) the consideration relates solely to past performance; and (c) the consideration is reasonable relative to all the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three years in the period ended December 31, 2016, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Research and Development Costs

Research and development costs, including license fees, are expensed as incurred.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option grants, employee restricted stock unit grants (RSUs) and employee stock purchase plan (ESPP) rights recognized as expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. The Company estimates the fair value of stock option grants and ESPP rights using the Black-Scholes option pricing model. The fair value of RSUs is based on the stock price on the date of grant.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted‑average number of common shares outstanding that are subject to repurchase. The Company has excluded 7,878, 6,555, and 2,863 weighted-average shares subject to repurchase or forfeiture from the weighted‑average number of common shares outstanding for the years ended December 31, 2016, 2015, and 2014 respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31,
	2016	2015	2014
Redeemable convertible preferred stock outstanding	—	—	6,369,567
Warrants to purchase redeemable convertible preferred stock	—	—	38,758
Warrants to purchase common stock	57,173	57,173	—
Common stock options and restricted stock units	2,023,478	1,788,149	1,023,847
ESPP shares	2,857	143	—
	2,083,508	1,845,465	7,432,172

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2017. The Company plans on adopting the ASU prospectively and is continuing to evaluate the potential impact that this standard will have on its financial position and results of operations.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes an update which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new accounting standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard must be adopted using the modified retrospective approach and is effective for public entities for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements and related disclosures.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable that when, considered in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, for both annual and interim periods. ASU 2014-15 also requires certain disclosures around management’s plans and evaluation, as well as the plans, if any, that are intended to mitigate those conditions or events that will alleviate the substantial doubt. ASU 2014-15 is effective for fiscal years ending after December 15, 2016. The Company adopted ASU 2014-15 in the fourth quarter of 2016, which resulted in no change on its financial statements.

2. Short-Term Investments, Cash Equivalents and Fair Value Measurements

At December 31, 2016, short-term investments consist of certificates of deposit and U.S. treasury securities. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value, with the unrealized gains and losses reported as a component of other comprehensive income in equity until realized. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

Realized gains and losses from the sale of short-term investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of operations. Realized and unrealized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations. At December 31, 2016, the remaining contractual maturities of all available-for-sale investments were less than one year.

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

Cash equivalents and short-term investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	December 31, 2016
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$3,188	$—	$—	$3,188
Certificates of deposit	3,655	—	—	3,655
U.S. treasury securities	16,503	—	—	16,503
	$23,346	$—	$—	$23,346
Classified as:
Cash equivalents				$14,643
Short-term investments				8,703
Total Cash equivalents and Short-term investments				$23,346

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2016
Certificates of deposit, money market funds and U.S. treasury securities, included in Cash equivalents and Short-term investments	$23,346	$—	$23,346	$—
At December 31, 2015
Certificates of deposit, money market funds and U.S. treasury securities, included in Cash equivalents and Short-term investments	$14,996	$—	$14,996	$—

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2016	2015
Computer and office equipment	$115	$112
Furniture and fixtures	19	19
Leasehold improvements	124	99
Construction in process	—	25
	258	255
Less accumulated depreciation and amortization	(176)	(82)
	$82	$173

Depreciation expense related to property and equipment totaled approximately $94,000, $51,000 and $15,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

4. Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	December 31,	December 31,
	2016	2015
Long-term debt	$8,000	$10,000
Less debt discount, net of current portion	(537)	(536)
Long-term debt, net of debt discount	7,463	9,464
Less current portion of long-term debt	(333)	(2,000)
Long-term debt, net of current portion	$7,130	$7,464
Current portion of long-term debt	$333	$2,000
Current portion of debt discount	—	(622)
Current portion of long-term debt, net	$333	$1,378

In January 2017, the Company entered into a second amendment to its Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the 2017 Amended SVB Loan) under which the Company borrowed $8 million all of which was immediately used to repay the Company’s existing loan with SVB (the 2015 Amended SVB Loan).  In accordance with the terms of the 2015 Amended SVB Loan, the Company paid a final payment of $0.9 million associated with the pay off of the 2015 Amended SVB Loan.

The 2017 Amended SVB Loan provides for interest to be paid at a rate of 8.55% per annum. Interest-only payments are due monthly through December 2017, which will be extended through June 2018 in the event certain conditions are met. Thereafter, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal at December 31, 2017 (or June 30, 2018, as applicable) divided by 30 months. At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 4.0% of the original principal amount borrowed.

 The 2017 Amended SVB Loan provides for prepayment fees of 3% of the outstanding balance of the loan if the loan is repaid prior to January 26, 2018, 2.0% of the amount prepaid if the prepayment occurs after January 25, 2018 but prior to January 25, 2019 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

Except as described above, the 2017 Amended SVB Loan is subject to the same material terms set forth in the 2015 Amended SVB Loan Agreement. In connection with the second amendment, the Company issued SVB a warrant to purchase 46,692 shares of its common stock at an exercise price of $5.14 per share.  The warrant is fully exercisable and expires on January 25, 2024.

Consistent with the terms of the 2015 Amended SVB loan agreements the 2017 Amended SVB Loan is collateralized by substantially all of the Company’s assets, other than the Company’s intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the 2017 Amended SVB Loan.

The 2015 Amended SVB Loan provided for interest to be paid at a rate of 6.5% per annum.  Interest-only payments were due monthly through June 2016. Thereafter, in addition to interest accrued during such period, the monthly payments included an amount equal to the outstanding principal at July 1, 2016 divided by 30 months. At maturity (or earlier prepayment), the Company was also required to make a final payment equal to 8.5% of the original $10.0 million principal amount borrowed.

The fair value of the warrants and the final payment related to the 2015 Amended SVB Loan were recorded as debt discounts and are being amortized to interest expense using the effective interest method over the term of the debt, in addition to the remaining unamortized discounts related to the SVB Loan and the Amended SVB Loan Agreements.

At December 31, 2016, the Company has the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
November 14, 2023 through June 4, 2024	38,758	$7.74
May 13, 2022	18,415	$10.86
	57,173

The fair value of the warrants and the final payment related to the 2015 Amended SVB Loan were recorded as debt discounts and are being amortized to interest expense using the effective interest method over the term of the debt, in addition to the remaining unamortized discounts related to the SVB Loan and the Amended SVB Loan Agreements.

Future minimum principal and interest payments under the 2015 and 2017 Amended SVB Loans, including the final payments, are as follows (in thousands):

	2017	2018	2019	2020	Less interest and final payment	Long-term debt including current portion
2015 Amended SVB Loan	$1,269	$—	$—	$—	$(936)	$333
2017 Amended SVB Loan	578	3,766	3,489	1,960	(1,793)	8,000

5. Commitments and Contingencies

Facility Lease

The Company leases its office space under a non‑cancelable operating lease that expires in April 2017, and has entered into a separate lease for office space that expires April 2022, which will become its corporate headquarters in May 2017. The leases are subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Rent expense for each of the years ended December 31, 2016, 2015 and 2014 was $0.4 million, $0.2 million and $0.1 million, respectively.

Under the terms of the lease agreement for its new corporate headquarters, the Company provided the lessor with an irrevocable letter of credit in the amount of $175,000. The lessor shall be entitled to draw on the letter of credit in the event of any default by the Company under the terms of the lease.

Future minimum payments under the non‑cancelable operating lease as of December 31, 2016 are as follows (in thousands):

2017	$343
2018	405
2019	423
2020	442
2021	461
$2,074

 License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At December 31, 2016, potential future milestone payments under these agreements totaled an aggregate of approximately $127.0 million.

6. Stockholders’ Equity (Deficit)

Redeemable Convertible Preferred Stock

In connection with the completion of the Company’s initial public offering on February 4, 2015, all of the outstanding shares of redeemable convertible preferred stock were converted into 6,369,567 shares of the Company’s common stock; outstanding warrants to purchase 150,000 shares of Series A redeemable convertible preferred stock were converted into warrants to purchase 38,758 shares of the Company’s common stock, and the Company’s certificate of incorporation was amended and restated to authorize 200,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. No preferred stock dividends were paid or declared by the Company.

Sales of Common Stock

During November 2016, the Company completed an underwritten public offering of 3,018,750 shares of its common stock at an offering price of $5.75 per share. The Company received net proceeds from this offering of approximately $16.1 million, after deducting underwriting discounts, commissions and offering-related expenses of $1.3 million.

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

2015 Equity Incentive Plan

Effective January 1, 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the 2015 Plan). Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. Initially, a total of 801,033 shares of common stock were reserved for issuance under the 2015 Plan. In addition, the number of shares of common stock available for issuance under the 2015 Plan will be annually increased on the first day of each fiscal year during the term of the 2015 Plan, beginning with the 2016 fiscal year, by an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or such other amount as the Company’s board of directors may determine. The maximum term of the options granted under the 2015 Plan is no more than ten years. Grants generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service. In December 2015, the 2015 Plan was amended to allow an additional 500,000 shares of common stock to be used exclusively for the grant of equity awards as a material inducement for individuals to commence employment at the Company in compliance with NASDAQ Listing Rule 5635(c)(4).

Restricted Stock Units

In 2016, the Company issued RSUs to employees and members of the Board of Directors under the 2015 Equity Incentive Plan. The total fair value of RSUs that vested during the year ended December 31, 2016 was $0. The aggregate intrinsic value of outstanding RSUs at December 31, 2016 was $1.5 million and is based on the Company’s closing market price per share on December 31, 2016 of $4.90. As of December 31, 2016, there was approximately $1.7 million of unrecognized compensation costs related to outstanding RSUs, which is expected to be recognized over a weighted average remaining period of 2.8 years.

Restricted stock unit activity under the 2015 Plan is summarized as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2015	—	$-
Granted	306,780	$7.70
Forfeited	—	$-
Outstanding at December 31, 2016	306,780	$7.70

Stock Options

Stock option activity under all Plans is summarized as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2015	1,788,149	$7.76
Granted	107,747	$6.68
Exercised	(9,300)	$0.70
Forfeited	(169,898)	$9.71
Balance at December 31, 2016	1,716,698	$7.54

Information about the Company’s outstanding stock options is as follows (in thousands, except share and per share data and contractual term):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
December 31, 2016:
Options outstanding	1,716,698	$7.54	7.34	$2,241
Options vested and expected to vest	1,716,698	$7.54	7.34	$2,241
Options exercisable	1,115,178	$6.04	6.84	$2,162

The weighted-average grant date fair value per share of employee option grants during the years ended December 31, 2016, 2015 and 2014 was $6.68, $12.97 and $4.70, respectively. The aggregate intrinsic value used in the above table of options at December 31, 2016 is based on the Company’s closing market price per common share on December 31, 2016 of $4.90. The Company received approximately $6,500, $54,200 and $52,300 in proceeds from the exercise of stock options during the years ended December 31, 2016, 2015 and 2014, respectively. The total intrinsic value of options exercised was approximately $78,000, $0.8 million and $84,000 during the years ended December 31, 2016, 2015 and 2014, respectively. The total fair value of options that vested during the year ended December 31, 2016, 2015 and 2014 was $3.4 million, $0.8 million and $1.2 million, respectively.

Employee Stock Purchase Plan

On January 1, 2015, the Company’s board of directors adopted the Employee Stock Purchase Plan (the ESPP), which became effective upon the pricing of the Company’s initial public offering on January 29, 2015. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Initially, a total of 183,462 shares of common stock was reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the

ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2016 fiscal year, by an amount equal to the lessor of: (i) 366,925 shares; (ii) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; or (iii) such other amount as the Company’s board of directors may determine. Stock compensation expense for the years ended December 31, 2016 and 2015 related to the ESPP was immaterial.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.6%	1.7%	1.9%
Expected volatility	80.0%	74.0%	76.0%
Expected term (in years)	6.3	6.3	6.3
Expected dividend yield	—%	—%	—%

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

The allocation of stock-based compensation is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Research and development	$1,090	$1,038	$178
General and administrative	1,993	1,050	93
	$3,083	$2,088	$271

 As of December 31, 2016 and 2015, the unrecognized compensation cost related to outstanding time-based employee options was $4.0 million and $7.0 million, respectively, and is expected to be recognized as expense over approximately 2.1 years and 3.0 years, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	December 31,
	2016	2015
Common stock warrants	57,173	57,173
Common stock options and restricted stock units granted and outstanding	2,023,478	1,788,149
Awards available under the 2015 Plan	749,753	507,345
Shares available under the Employee Stock Purchase Plan	261,840	168,453
	3,092,244	2,521,120

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. The license agreement provides for various types of payments, including the upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance, reimbursement of certain development costs, milestone payments, and royalties on net product sales. The Company has identified multiple deliverables, which include at inception: (1) a license to patents, information and know-how related to TRC105, (2) technology transfer, (3) collaboration, including technical and regulatory support provided by the Company, (4) manufacturing and supply obligations, and (5) shared chemistry, manufacturing and controls (CMC) development activities. Deliverables 1 and 2 above were substantially delivered at the inception of the agreement, and deliverables 3 through 5 are expected to be delivered during the estimated 31-month period over which the Company will provide technical and regulatory support to Santen. At inception and through December 31, 2016, the Company has identified one single unit of accounting for all the deliverables under the agreement since the delivered elements do not have standalone value. The Company’s technical and regulatory expertise, including manufacturing and CMC activities, in the development of biologic therapeutics, specifically TRC105, is a significant component of Santen’s ability to utilize the license and know-how related to TRC105. Given the early stage of development of TRC105 for ophthalmology, the Company is the only party capable of performing the level and type of technical and regulatory collaboration services required by Santen under the agreement. As a result, the Company has determined that the license, including the ability to sublicense, and know-how related to TRC105 do not have standalone value to a licensee. As such, the Company is recognizing revenue for the fixed or determinable collaboration consideration on a straight-line basis over the estimated 43-month period over which it will deliver its technical and regulatory support.

During the year ended December 31, 2016, the expected term over which the Company will provide technical and regulatory support to Santen was extended from 31 to 43 months. The changes in the estimated term decreased net loss by $0.6 million, or $0.04 per share for the three months ended December 31, 2016, and increased net loss by $1.3 million, or $0.10 per share, for the twelve months ended December 31, 2016.

In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. The Company has determined that $10.0 million related to the initiation of certain clinical development activities will be based upon its efforts and meet the criteria of substantive milestones and therefore will be recognized as revenue upon achievement of the milestone in accordance with the milestone method of accounting. The remaining $145.0 million of potential milestone payments are not substantive milestones as they do not require the efforts of the Company. During the year ended December 31, 2015, a development milestone that was deemed a substantive milestone at the inception of the arrangement was achieved, and accordingly, the milestone payment of $3.0 million was recognized as revenue.

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

In connection with the collaboration with Santen, the Company recognized revenue of $3.4 and $7.9 million for the years ended December 31, 2016 and 2015, respectively, and had deferred revenue of $1.3 million and $3.4 million as of December 31, 2016 and 2015, respectively.

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

With respect to the NIK Program, Janssen maintains a right, which is exercisable within 90 days following the date on which the Company demonstrates clinical proof of concept with respect to the NIK Program, to negotiate exclusively for a period of six months for a reversion of the related rights in the licensed intellectual property and to obtain an exclusive license to commercialize the compounds and certain other specified intellectual property developed under the NIK Program. If Janssen does not exercise its right of first negotiation, or, if after exercise of such right, the Company and Janssen are unable to reach an agreement on the terms of a reversion and exclusive license, and, in either case, the Company continues the development of the NIK Program, then the Company would be obligated to pay Janssen (i) development and regulatory based milestone payments totaling up to $60.0 million upon achievement of specified events, and (ii) royalties in the low single digits based on annual net sales of NIK Program products, subject to certain specified reductions.

No consideration was exchanged for these assets on the acquisition date.  Given the early preclinical stage of development of these assets and the low likelihood of success of development through regulatory approval, no value has been assigned to these assets in the accompanying consolidated balance sheet.

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

8. Income Taxes

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Federal income taxes	$(9,453)	$(8,300)	$(2,315)
State income taxes, net of federal benefit	—	—	(381)
Permanent items	717	277	59
Uncertain tax positions	1,644	749	—
Research and development credits	(2,078)	(881)	(252)
California net operating loss carryforwards	(1,054)	—	—
Rate change	(489)	—	—
Other, net	5	82	18
Change in valuation allowance	10,708	8,073	2,871
Provision for income taxes	$—	$—	$—

Significant components of the Company’s deferred tax assets are summarized as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$24,484	$14,950
Research and development credits	3,262	1,606
Deferred revenue	441	1,140
Depreciation and amortization	229	121
Other, net	1,753	818
Total deferred tax assets	30,169	18,635
Valuation allowance	(30,169)	(18,635)
Net deferred tax assets	$—	$—

The Company has net deferred tax assets relating primarily to net operating loss (NOL) carryforwards and research and development credit carryforwards. Subject to certain limitations, the Company may use these deferred tax assets to offset taxable income in future periods. Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2016, 2015 and 2014 was $10.7 million, $8.1 million and $2.9 million, respectively.

At December 31, 2016, the Company had federal and California NOL carryforwards of approximately $69.1 million and $44.0 million, respectively. The federal and California NOL carryforwards will begin to expire in 2030, unless previously utilized. At December 31, 2016, the Company also had federal and California research and development and Orphan Drug credit carryforwards of approximately $3.6 million and $1.1 million, respectively. The federal research and development credit carryforwards will begin expiring in 2031 unless previously utilized. The California research credit carry forward does not expire.

Pursuant to Sections 382 and 383 of the Code, annual use of the Company’s NOL and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period.

The Company completed a Section 382/383 analysis regarding the limitation of NOL and research and development credit carryforwards as of December 31, 2015 and as a result of the analysis, ownership changes were determined to have occurred and certain deferred tax assets were written off. The Company will continue to consider changes in ownership that may cause losses of tax attributes in the future.

The changes in the Company’s unrecognized tax benefits are summarized as follows (in thousands):

Balance at December 31, 2013	$277
Decrease related to prior year positions	—
Increase related to current year positions	92
Balance at December 31, 2014	369
Increase related to prior year positions	1,135
Increase related to current year positions	318
Balance at December 31, 2015	1,822
Increase related to prior year positions	1,902
Increase related to current year positions	453
Balance at December 31, 2016	$4,177

The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the accompanying consolidated balance sheets as of December 31, 2016 and 2015 and has not recognized interest or penalties in the accompanying consolidated statements of operations for the three years in the period ended December 31, 2016.

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

9. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. Matching contributions for the years ended December 31, 2016, 2015 and 2014 totaled approximately $172,000, $107,000 and $73,000, respectively.

10. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2016 and 2015 are as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2016
Revenue	$1,210	$807	$815	$617
Total operating expenses	$7,504	$8,817	$6,412	$6,692
Consolidated net loss	$(6,526)	$(8,297)	$(5,871)	$(6,314)
Basic and diluted net loss attributable to common stockholders	$(0.54)	$(0.68)	$(0.48)	$(0.45)

2015
Revenue	$1,132	$4,197	$1,180	$1,395
Total operating expenses	$4,844	$6,881	$7,415	$12,231
Consolidated net loss	$(4,026)	$(2,921)	$(6,447)	$(11,047)
Basic and diluted net loss attributable to common stockholders	$(0.50)	$(0.24)	$(0.53)	$(0.91)

11. Subsequent Event

On February 22, 2017, the Company entered into a long-term manufacturing agreement, or the Manufacturing Agreement, with Lonza Biologics Tuas Pte Ltd, or Lonza, for the long term manufacture and supply of registration and commercial batches of TRC105, the Company’s lead drug product candidate. Under the Manufacturing Agreement, Lonza has agreed to manufacture TRC105 pursuant to purchase orders and in accordance with the manufacturing specifications agreed upon between the Company and Lonza. The Company is required to purchase certain batches of TRC105 prior to regulatory approval with a total estimated cost of approximately $15.0 million. The timing of payments for pre-approval batches will be in accordance with a project plan to be agreed to by the Company and Lonza Biologics. If the parties are unable to agree to a project plan either party may terminate the manufacturing agreement as described below, and the Company’s obligations to purchase the pre-approval batches would be cancelled without penalty to the Company. Following regulatory approval, the Company will be required to purchase a specified minimum number of batches annually with a total annual estimated cost of approximately $22.0 million. If the Company cancels any purchase orders, the Company may be obligated to pay certain cancellation fees. In addition, the Company will be obligated to pay a milestone fee to Lonza Biologics upon the earlier of the first approval of TRC105 by the U.S Food and Drug Administration (FDA) or European Medicines Agency (EMA) or the Company’s receipt of a complete response letter or non-approvability letter (or equivalent communication) indicating that the rejection of the marketing application was not due to a deficiency in Lonza Biologics’ facility, the manufacturing process or services performed by Lonza Biologics.

The Manufacturing Agreement has an initial term beginning on the effective date and ending on the seventh anniversary of the date of first regulatory approval of TRC105 by the FDA or EMA.  The Manufacturing Agreement may be renewed for an additional three years upon the written agreement of both parties no later than the fifth anniversary of the date of first approval of TRC105 by the FDA or EMA.

Either party may terminate the Manufacturing Agreement due to a material breach of the Manufacturing Agreement by the other party, subject to prior written notice and a cure period, due to the insolvency or bankruptcy of the other party, due to a force majeure event that prevents performance under the Manufacturing Agreement for at least six months, or if the parties fail to enter into an initial project plan within 90 days of the date of the Manufacturing Agreement (which period may be extended by mutual agreement of the parties). The Company may terminate the Manufacturing Agreement, subject to 60 days’ written notice, if the Company discontinues the TRC105 program, whether due to a notice of non-approval or withdrawal of marketing approval by a regulatory agency or otherwise.  In the event of a termination by the Company due to discontinuation of the TRC105 program or a termination by Lonza due to the Company’s material breach or insolvency or bankruptcy, the Company would be obligated to pay to Lonza certain batch cancellation and/or early termination fees.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2016.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.

Based on our assessment, our Management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Manufacturing Agreement

On February 22, 2017, we entered into the Manufacturing Agreement Lonza for the long term manufacture and supply of registration and commercial batches of TRC105, the Company’s lead drug product candidate. Lonza has previously been providing TRC105 for clinical development on a batch-by batch basis.

Under the Manufacturing Agreement, Lonza has agreed to manufacture TRC105 pursuant to purchase orders and in accordance with the manufacturing specifications agreed upon between us and Lonza.  The TRC105 drug substance will be manufactured at a Lonza facility that has not previously manufactured TRC105, and we and Lonza are obligated to cooperate to transfer the TRC105 manufacturing process to the facility. Initially, we are required to purchase and Lonza is obligated to supply certain batches prior to approval of TRC105 by the FDA or EMA. Following regulatory approval, we will be required to purchase and Lonza will be required to supply a minimum number of batches annually. In the event we cancel any purchase orders, we may be obligated to pay certain cancellation fees.  In addition, we are obligated to pay a milestone fee to Lonza upon the earlier of the first approval of TRC105 by the FDA or EMA or our receipt of a complete response letter or non-approvability letter (or equivalent communication) indicating that the rejection of the marketing application was not due to a deficiency in Lonza’s facility, the manufacturing process or services performed by Lonza.

The Manufacturing Agreement has an initial term beginning on the effective date and ending on the seventh anniversary of the date of first regulatory approval of TRC105 by the FDA or EMA.  The Manufacturing Agreement may be renewed for an additional three years upon the written agreement of both parties no later than the fifth anniversary of the date of first approval by the FDA or EMA.

Either party may terminate the Manufacturing Agreement due to a material breach of the Manufacturing Agreement by the other party, subject to prior written notice and a cure period, due to the insolvency or bankruptcy of the other party, due to a force majeure event that prevents performance under the Manufacturing Agreement for at least six months, or if the parties fail to enter into an initial project plan within 90 days of the date of the Manufacturing Agreement (which period may be extended by mutual agreement of the parties). We may terminate the Manufacturing Agreement, subject to 60 days’ written notice, if we discontinue the TRC105 program, whether due to a notice of non-approval or withdrawal of marketing approval by a regulatory agency or otherwise.  In the event of a termination by us due to discontinuation of the TRC105 program or a termination by Lonza due to our material breach or insolvency or bankruptcy, we would be obligated to pay to Lonza certain batch cancellation and/or early termination fees.

The foregoing is only a summary of certain provisions of the Manufacturing Agreement and is qualified in its entirety by the terms of the Manufacturing Agreement, a copy of which will be filed as an exhibit to our quarterly report on Form 10-Q for the quarter ending March 31, 2017.

Amended and Restated Employment Agreement – Dr. Theuer

On February 27, 2017, we entered into an Amended and Restated Employment Agreement with Charles P. Theuer, our President and Chief Executive Officer, which amends, restates and supersedes in its entirety Dr. Theuer’s employment agreement entered into in May 2015. Pursuant to the amended employment agreement, Dr. Theuer is entitled to an annual base salary of $532,400 and is eligible to receive an annual performance bonus of up to 50% of his base salary, as determined by our board of directors.

Pursuant to the amended employment agreement, Dr. Theuer is also entitled to certain severance benefits and other payments upon the occurrence of certain events.  If Dr. Theuer’s employment is terminated without cause or he resigns for good reason, in each case, other than in connection with a change in control, he would be entitled to receive severance payments equal to continued payment of his base salary for 12 months, employee benefit coverage for up to 12 months and 100% automatic vesting of any unvested time-based stock option awards.  If Dr. Theuer’s employment is terminated without cause or he resigns for good reason within 12 months following a change in control, he would be entitled to receive severance payments equal to continued payment of his base salary for 18 months, 150% of his annual performance bonus, employee benefit coverage for up to 18 months and 100% automatic vesting of any unvested time-based stock option awards.  In addition, if Dr. Theuer’s employment is terminated as a result of his death, his estate would be entitled to a one-time lump-sum payment equal to his base salary for 12 months and his stock option awards would vest on an accelerated basis as if his termination occurred 6 months later.  If Dr. Theuer’s employment is terminated as a result of disability, his stock option awards would vest on an accelerated basis as if his termination occurred 6 months later.  If Dr. Theuer’s employment is terminated for cause of if he resigns without good reason, he would be entitled to his base salary owed to him, any expense reimbursement owed to him, and any other benefits accrued, in each case, as of the date of his termination.

Amended and Restated Employment Agreement and Severance Agreement – Mr. Logan

On February 27, 2017, we entered into an Amended and Restated Employment Agreement with H. Casey Logan, our Chief Business Officer, which amends, restates and supersedes in its entirety Mr. Logan’s employment agreement entered into in February 2013. Pursuant to the amended employment agreement, Mr. Logan is entitled to an annual base salary of $324,400 and is eligible to receive an annual performance bonus of up to 35% of his base salary, as determined by our board of directors. Upon termination of Mr. Logan’s employment for any reason, he would be entitled to his base salary owed to him, any expense reimbursement owed to him, and any other benefits accrued, in each case, as of the date of his termination.

On February 27, 2017, we also entered into a Severance Agreement with Mr. Logan. Pursuant to the severance agreement, Mr. Logan is entitled to certain severance benefits and other payments upon the occurrence of certain events.  If Mr. Logan’s employment is terminated without cause or he resigns for good reason, in each case, other than in connection with a change in control, he would be entitled to receive severance payments equal to continued payment of his base salary for 9 months, employee benefit coverage for up to 9 months and 100% automatic vesting of any unvested time-based stock option awards.  If Mr. Logan’s employment is terminated without cause or he resigns for good reason within 12 months following a change in control, he would be entitled to receive severance payments equal to continued payment of his base salary for 12 months, 100% of his annual performance bonus, employee benefit coverage for up to 12 months and 100% automatic vesting of any unvested time-based stock option awards.

Employment Agreement and Amended and Restated Severance Agreement – Ms. Bitar

On February 27, 2017, we entered into an Employment Agreement with Patricia Bitar, our Chief Financial Officer, which supersedes in its entirety our prior employment offer letter with Ms. Bitar. Pursuant to the employment agreement, Ms. Bitar is entitled to an annual base salary of $342,125 and is eligible to receive an annual performance bonus of up to 35% of her base salary, as determined by our board of directors. Upon termination of Ms. Bitar’s employment for any reason, she would be entitled to her base salary owed to her, any expense reimbursement owed to her, and any other benefits accrued, in each case, as of the date of his termination.

On February 27, 2017, we also entered into an Amended and Restated Severance Agreement with Ms. Bitar, which amends, restates and supersedes in its entirety Ms. Bitar’s severance agreement entered into in September 2014. Pursuant to the amended severance agreement, Ms. Bitar is entitled to certain severance benefits and other payments upon the occurrence of certain events.  If Ms. Bitar’s employment is terminated without cause or she resigns for good reason, in each case, other than in connection with a change in control, she would be entitled to receive severance payments equal to continued payment of her base salary for 9 months, employee benefit coverage for up to 9 months and 100% automatic vesting of any unvested time-based stock option awards.  If Ms. Bitar’s employment is terminated without cause or she resigns for good reason within 12 months following a change in control, she would be entitled to receive severance payments equal to continued payment of her base salary for 12 months, 100% of her annual performance bonus, employee benefit coverage for up to 12 months and 100% automatic vesting of any unvested time-based stock option awards.

The foregoing summaries of the employment and severance agreements do not purport to be complete and are qualified in their entirety by reference to the complete agreements, copies of which are attached to this Annual Report as Exhibits 10.7, 10.8, 10.12, 10.9 and 10.10, respectively, and are incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2017 Annual Meeting of Stockholders or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016, under the headings “Executive Officers,” “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

The information required by Item 201(d) of Regulation S-K is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the sections titled “Transactions with Related Parties” and “Election of Directors – Independence of the Board of Directors,” respectively, in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

1. Financial Statements

The consolidated financial statements of TRACON Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2016:

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

4.2(2) 4.3(10)

Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.

Investor Agreement by and between the Registrant and Johnson & Johnson Innovation-JJDC, Inc. dated September 27, 2016.

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

10.4+(9)	TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended June 1, 2016.

10.5+(4)	TRACON Pharmaceuticals, Inc. 2015 Employee Stock Purchase Plan.

10.6+	TRACON Pharmaceuticals, Inc. Bonus Plan, as amended January 20, 2017.

10.7+	Amended and Restated Employment Agreement by and between the Registrant and Charles P. Theuer, M.D., Ph.D., dated February 27, 2017.

10.8+	Amended and Restated Employment Agreement by and between the Registrant and H Casey Logan, M.B.A., dated February 27, 2017.

10.9+	Employment Agreement by and between the Registrant and Patricia Bitar, dated February 27, 2017.

10.10+	Amended and Restated Severance Agreement by and between the Registrant and Patricia Bitar, dated February 27, 2017.

10.11+(2)	TRACON Pharmaceuticals, Inc. Severance Plan and Summary Plan Description.

Exhibit Number	Description of Document

10.12+ 10.13(2)

Severance Agreement by and between the Registrant and H Casey Logan, M.B.A., dated February 27, 2017.

Office Lease Agreement by and between the Registrant and Glenborough Aventine, LLC, dated February 10, 2011, as amended on September 16, 2013 and September 15, 2014.

10.14(6)	Third Amendment to Office Lease Agreement by and between the Registrant and Glenborough Aventine, LLC, dated February 20, 2015.

10.15(8)	Fourth Amendment to Office Lease Agreement by and between the Registrant and Glenborough Aventine, LLC, dated November 30, 2015.

10.16*(2)	License Agreement by and between the Registrant and Santen Pharmaceutical Co., Ltd., dated March 3, 2014, as amended.

10.17*(8)	Second Amendment to License Agreement by and between the Registrant and Santen Pharmaceutical Co., Ltd., dated January 31, 2016.

10.18*(2)

License Agreement by and among the Registrant and Roswell Park Cancer Institute and Health Research, Inc., dated November 1, 2005, as amended on November 12, 2009, February 11, 2010 and September 18, 2014.

10.19*(2)	License Agreement by and between the Registrant and Case Western Reserve University, dated August 2, 2006.

10.20*(4)	Amendment to Case License Agreement by and between the Registrant and Case Western Reserve University, dated April 3, 2015.

10.21*(2)	License Agreement by and between the Registrant and Lonza Sales AG, dated June 29, 2009.

10.22*(12)	License and Option Agreement by and between the Registrant and Janssen Pharmaceutica N.V. dated September 27, 2016.

10.23(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on November 14, 2013.

10.24(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on June 4, 2014.

10.25(4)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 13, 2015.

10.26(11)	Warrant to Purchase Stock issued to Silicon Valley Bank on January 25, 2017.

10.27*(10)	Stock Purchase Agreement by and between the Registrant and Johnson & Johnson-JJDC, Inc. dated September 27, 2016.

10.28(7)	At-the-Market Equity Offering Sales Agreement, dated as of February 1, 2016, by and between the Registrant and Stifel, Nicolaus & Company, Incorporated.

10.29(4)	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated May 13, 2015.

10.30(9)	First Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 9, 2016.

10.31(11)	Second Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated January 25, 2017.

10.32*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated December 22, 2010.

10.33(8)

Amendment #2 to Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated November 12, 2015.

10.34*(2)

Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated January 28, 2011, as amended on March 12, 2013.

10.35(8)

Amendment #2 to Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated January 27, 2016.

Exhibit Number	Description of Document

10.36*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated August 7, 2012.

10.37*(2)	Sponsored Research Agreement by and between the Registrant and Tufts Medical Center, Inc., dated December 16, 2014.

10.38(13)	Lease by and between the Registrant and 4350 La Jolla Village LLC, dated December 12, 2016.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2015.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 14, 2015.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 4, 2015.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2015.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 1, 2016.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 19, 2016.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 11, 2016.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2016, filed with the SEC on February 16, 2017.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2016.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: February 28, 2017	By: /s/ CHARLES P. THEUER, M.D., PH.D.
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

Signature	Title	Date

/s/ Charles P. Theuer, M.D., PH.D.	President, Chief Executive Officer and Member of the Board of Directors	February 28, 2017
Charles P. Theuer, M.D., Ph.D.	(Principal Executive Officer)

/s/ Patricia L. Bitar, CPA	Chief Financial Officer, Assistant Secretary and Treasurer	February 28, 2017
Patricia L. Bitar, CPA	(Principal Financial and Accounting Officer)

/s/ William R. LaRue	Member of the Board of Directors	February 28, 2017
William R. LaRue

/s/ Martin A. Mattingly, Pharm. D.	Member of the Board of Directors	February 28, 2017
Martin A. Mattingly, Pharm.D.

/s/ J. Rainer Twiford, J.D., PH.D	Member of the Board of Directors	February 28, 2017
J. Rainer Twiford, J.D., Ph.D.

/s/ Paul Walker	Member of the Board of Directors	February 28, 2017
Paul Walker

/s/ Stephen T. Worland	Member of the Board of Directors	February 28, 2017
Stephen T. Worland., Ph.D.

Exhibit Index

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.

3.2(1)	Amended and Restated Bylaws, as currently in effect.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2) 4.3(10)

Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.

Investor Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.

10.1+(2)	Form of Indemnity Agreement by and between the Registrant and its directors and officers.

10.2+(2)	TRACON Pharmaceuticals, Inc. 2011 Equity Incentive Plan and Forms of Stock Option Agreement and Notice of Exercise thereunder.

10.3+(3)

TRACON Pharmaceuticals, Inc. 2015 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Notice of Exercise and Restricted Stock Unit Agreement thereunder, as amended December 14, 2015.

10.4+(9)	TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended June 1, 2016.

10.5+(4)	TRACON Pharmaceuticals, Inc. 2015 Employee Stock Purchase Plan.

10.6+	TRACON Pharmaceuticals, Inc. Bonus Plan, as amended January 20, 2017.

10.7+	Amended and Restated Employment Agreement by and between the Registrant and Charles P. Theuer, M.D., Ph.D., dated February 27, 2017.

10.8+	Amended and Restated Employment Agreement by and between the Registrant and H Casey Logan, M.B.A., dated February 27, 2017.

10.9+	Employment Agreement by and between the Registrant and Patricia Bitar, dated February 27, 2017.

10.10+	Amended and Restated Severance Agreement by and between the Registrant and Patricia Bitar, dated February 27, 2017.

10.11+(2)	TRACON Pharmaceuticals, Inc. Severance Plan and Summary Plan Description.

10.12+	Severance Agreement by and between the Registrant and H Casey Logan, M.B.A., dated February 27, 2017.

10.13(2)	Office Lease Agreement by and between the Registrant and Glenborough Aventine, LLC, dated February 10, 2011, as amended on September 16, 2013 and September 15, 2014.

10.14(6)	Third Amendment to Office Lease Agreement by and between the Registrant and Glenborough Aventine, LLC, dated February 20, 2015.

10.15(8)	Fourth Amendment to Office Lease Agreement by and between the Registrant and Glenborough Aventine, LLC, dated November 30, 2015.

10.16*(2)	License Agreement by and between the Registrant and Santen Pharmaceutical Co., Ltd., dated March 3, 2014, as amended.

10.17*(8)	Second Amendment to License Agreement by and between the Registrant and Santen Pharmaceutical Co., Ltd., dated January 31, 2016.

10.18*(2)

License Agreement by and among the Registrant and Roswell Park Cancer Institute and Health Research, Inc., dated November 1, 2005, as amended on November 12, 2009, February 11, 2010 and September 18, 2014.

10.19*(2)	License Agreement by and between the Registrant and Case Western Reserve University, dated August 2, 2006.

10.20*(4)	Amendment to Case License Agreement by and between the Registrant and Case Western Reserve University, dated April 3, 2015.

10.21*(2)	License Agreement by and between the Registrant and Lonza Sales AG, dated June 29, 2009.

Exhibit Number	Description of Document

10.22*(12)	License and Option Agreement by and Between Janssen Pharmaceutica N.V. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.
10.23(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on November 14, 2013.

10.24(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on June 4, 2014.

10.25(4)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 13, 2015.

10.26(11)	Warrant to Purchase Stock issued to Silicon Valley Bank on January 25, 2017.

10.27*(10)	Stock Purchase Agreement by and Between the Registrant and Johnson & Johnson-JJDC, Inc. dated September 27, 2016.

10.28(7)	At-the-Market Equity Offering Sales Agreement, dated as of February 1, 2016, by and between the Registrant and Stifel, Nicolaus & Company, Incorporated.

10.29(4)	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated May 13, 2015.

10.30(9)	First Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 9, 2016.

10.31(11)	Second Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated January 25, 2017.

10.32*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated December 22, 2010.

10.33(8)

Amendment #2 to Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated November 12, 2015.

10.34*(2)

Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated January 28, 2011, as amended on March 12, 2013.

10.35(8)

Amendment #2 to Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated January 27, 2016.

10.36*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated August 7, 2012.

10.37*(2)	Sponsored Research Agreement by and between the Registrant and Tufts Medical Center, Inc., dated December 16, 2014.

10.38(13)	Lease by and between the Registrant and 4350 La Jolla Village LLC, dated December 12, 2016.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2015.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 14, 2015.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 4, 2015.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2015.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 1, 2016.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 19, 2016.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 11, 2016.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2016, filed with the SEC on February 16, 2017.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2016.