Form 10-Q
period 2017-03-31
Tracon Pharmaceuticals, Inc.
filed 2017-05-10
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36818

TRACON Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	34-2037594
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4350 La Jolla Village Drive, Suite 800, San Diego CA	92122
(Address of principal executive offices)	(Zip Code)

(858) 550-0780

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).      Yes ☐    No ☒

The number of outstanding shares of the registrant’s common stock as of May 4, 2017 was 16,609,055.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,221	$35,710
Short-term investments	4,498	8,703
Prepaid and other assets	1,126	1,235
Total current assets	37,845	45,648
Property and equipment, net	75	82
Total assets	$37,920	$45,730
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,702	$6,213
Accrued compensation and related expenses	932	1,588
Current portion of deferred revenue	871	1,259
Long-term debt, current portion	343	333
Final payment due bank	—	850
Total current liabilities	7,848	10,243
Other long-term liabilities	337	21
Long-term debt, less current portion	6,747	7,130
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at March 31, 2017 and December 31, 2016; issued and outstanding shares—none	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 at March 31, 2017 and December 31, 2016; issued and outstanding shares — 16,583,607 and 16,084,721 at March 31, 2017 and December 31, 2016, respectively	17	16
Additional paid-in capital	115,716	113,918
Accumulated deficit	(92,745)	(85,598)
Total stockholders’ equity	22,988	28,336
Total liabilities and stockholders’ equity	$37,920	$45,730

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2017	2016

Collaboration revenue	$626	$1,210
Operating expenses:
Research and development	5,582	5,495
General and administrative	1,964	2,009
Total operating expenses	7,546	7,504
Loss from operations	(6,920)	(6,294)
Other income (expense):
Interest expense, net	(225)	(293)
Other income (expense), net	(2)	61
Total other income (expense)	(227)	(232)
Net loss	$(7,147)	$(6,526)

Net loss per share, basic and diluted	$(0.44)	$(0.54)
Weighted-average shares outstanding, basic and diluted	16,206,424	12,179,442

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(7,147)	$(6,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	806	857
Common stock issued for services	13	—
Depreciation and amortization	23	24
Amortization of debt discount	27	26
Amortization of premium/discount on short-term investments	(1)	2
Noncash interest	94	135
Deferred rent	(16)	(12)
Deferred revenue	(388)	(964)
Changes in assets and liabilities:
Prepaid expenses and other assets	109	(155)
Accounts payable and accrued expenses	(429)	323
Accrued compensation and related expenses	(656)	(378)
Net cash used in operating activities	(7,565)	(6,668)
Cash flows from investing activities
Purchase of property and equipment	(6)	(3)
Purchases of available-for-sale short-term investments	(2,999)	(1,445)
Proceeds from the maturity of available-for-sale short-term investments	7,205	10,001
Net cash provided by investing activities	4,200	8,553
Cash flows from financing activities
Proceeds from long-term debt	8,000	—
Repayment of long-term debt	(8,850)	—
Proceeds from sale of common stock	1,000	—
Costs paid in connection with sales of common stock	(168)	—
Proceeds from issuance of common stock under equity plans	31	7
Payment of tax withholdings related to net share settlements of vested restricted stock awards	(137)	—
Net cash (used in) provided by financing activities	(124)	7
(Decrease) increase in cash and cash equivalents	(3,489)	1,892
Cash and cash equivalents at beginning of period	35,710	41,373
Cash and cash equivalents at end of period	$32,221	$43,265

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

Basis of Presentation

As of March 31, 2017, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of March 31, 2017, the Company had an accumulated deficit of $92.7 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At March 31, 2017, the Company had cash, cash equivalents and short-term investments of $36.7 million. Based on the Company’s current business plan, management believes that existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s obligations for at least the next 12 months.

The Company plans to continue to fund its losses from operations and capital funding needs through cash, cash equivalents and investments on hand, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements, including equity financing though the common stock purchase agreement the Company entered into with Aspire Capital Fund, LLC. in March 2017 for the purchase of up to $21.0 million of the Company’s stock over a 30 month period. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or delay or reduce the scope of its planned development programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements at March 31, 2017, and for the three months ended March 31, 2017 and 2016, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, included in its Annual Report on Form 10-K filed with the SEC on March 1, 2017.

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to revenue recognition and the valuation of equity awards. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by CROs and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2017 and 2016, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option grants, employee restricted stock unit grants (RSUs) and employee stock purchase plan (ESPP) rights recognized as expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of stock option grants and ESPP rights using the Black-Scholes option pricing model. The fair value of RSUs is based on the stock price on the date of grant.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 10,615 and 5,243 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three months ended March 31, 2017, and 2016, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	March 31,
	2017	2016
Warrants to purchase common stock	103,865	57,173
Common stock options and restricted stock units	2,508,733	2,089,186
ESPP shares	11,394	3,000
	2,623,992	2,149,359

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2017. The Company plans on adopting the ASU using the modified retrospective approach and is continuing to evaluate the potential impact that this standard will have on its financial position and results of operations.

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

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes an update which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 was effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company adopted the standard in the first quarter of 2017, and has made an accounting policy change to record forfeitures as they occur which resulted in no change to its financial statements and related disclosures.

2.	Short-Term Investments, Cash Equivalents and Fair Value Measurements

At March 31, 2017, short-term investments consist of certificates of deposit and U.S. treasury securities. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value, with the unrealized gains and losses reported as a component of other comprehensive income in equity until realized. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

Realized gains and losses from the sale of short-term investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of operations. Realized and unrealized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations. At March 31, 2017, the remaining contractual maturities of all available-for-sale investments were less than one year.

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

Cash equivalents and short-term investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	March 31, 2017				December 31, 2016
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$10,901	$—	$—	$10,901	$3,188	$—	$—	$3,188
Certificates of deposit	—	—	—	—	3,655	—	—	3,655
U.S. treasury securities	7,499	—	—	7,499	16,503	—	—	16,503
	$18,400	$—	$—	$18,400	$23,346	$—	$—	$23,346
Classified as:
Cash equivalents				$13,902				$14,643
Short-term investments				4,498				8,703
Total Cash equivalents and Short-term investments				$18,400				$23,346

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2017
Certificates of deposit and money market funds, included in Cash equivalents and Short-term investments	$18,400	$—	$18,400	$—
At December 31, 2016
Certificates of deposit and money market funds, included in Cash equivalents and Short-term investments	$23,346	$—	$23,346	$—

3.	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Computer and office equipment	$115	$115
Furniture and fixtures	19	19
Leasehold improvements	124	124
Construction in process	16	—
	274	258
Less accumulated depreciation and amortization	(199)	(176)
	$75	$82

Depreciation expense related to property and equipment totaled approximately $23,000 and $24,000 for the three months ended March 31, 2017 and 2016, respectively.

4.	Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Long-term debt	$8,000	$8,000
Less debt discount, net of current portion	(453)	(537)
Long-term debt, net of debt discount	7,547	7,463
Less current portion of long-term debt	(800)	(333)
Long-term debt, net of current portion	$6,747	$7,130
Current portion of long-term debt	$800	$333
Current portion of debt discount	(457)	—
Current portion of long-term debt, net	$343	$333

In January 2017, the Company entered into a second amendment to its Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the 2017 Amended SVB Loan) under which the Company borrowed $8.0 million, all of which was immediately used to repay the Company’s existing loan with SVB (the 2015 Amended SVB Loan).  In accordance with the terms of the 2015 Amended SVB Loan, the Company paid a final payment of $0.9 million associated with the pay off of the 2015 Amended SVB Loan. The transaction was accounted for as a debt modification.

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

Except as described above, the 2017 Amended SVB Loan is subject to the same material terms set forth in the 2015 Amended SVB Loan Agreement. Consistent with the terms of the 2015 Amended SVB loan agreements, the 2017 Amended SVB Loan is collateralized by substantially all of the Company’s assets, other than the Company’s intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the 2017 Amended SVB Loan.

In connection with the second amendment, the Company issued Silicon Valley Bank (SVB) a warrant to purchase 46,692 shares of its common stock at an exercise price of $5.14 per share. The warrant is fully exercisable and expires on January 25, 2024.  The fair value of the warrants and the final payment related to the 2017 Amended SVB Loan were recorded as debt discounts and are being amortized to interest expense using the effective interest method over the term of the debt, in addition to the remaining unamortized discounts related to the 2015 Amended SVB Loan.

At March 31, 2017, the Company has the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
November 14, 2023 through June 4, 2024	38,758	$7.74
May 13, 2022	18,415	$10.86
January 25, 2024	46,692	$5.14
	103,865

Future minimum principal and interest payments under the 2017 Amended SVB Loan, including the final payment, as of March 31, 2017 are as follows (in thousands):

Remaining 2017	$522
2018	3,766
2019	3,489
2020	1,961
9,738
Less interest and final payment	(1,738)
Long-term debt	$8,000

5.	Commitments and Contingencies

Lonza Biologics Tuas Pte Ltd (Lonza)

On February 22, 2017, the Company entered into a long-term manufacturing agreement, or the Manufacturing Agreement, with Lonza for the long term manufacture and supply of registration and commercial batches of TRC105, the Company’s lead drug product candidate. Under the Manufacturing Agreement, Lonza has agreed to manufacture TRC105 pursuant to purchase orders and in accordance with the manufacturing specifications agreed upon between the Company and Lonza. The Company is required to purchase certain batches of TRC105 prior to regulatory approval with a total estimated cost of approximately $15.0 million. Following regulatory approval, the Company will be required to purchase a specified minimum number of batches annually with a total annual estimated cost of approximately $22.0 million. If the Company cancels any purchase orders, the Company may be obligated to pay certain cancellation fees. In addition, the Company will be obligated to pay a milestone fee to Lonza upon the earlier of the first approval of TRC105 by the U.S Food and Drug Administration (FDA) or European Medicines Agency (EMA) or the Company’s receipt of a complete response letter or non-approvability letter (or equivalent communication) indicating that the rejection of the marketing application was not due to a deficiency in Lonza’s facility, the manufacturing process or services performed by Lonza.

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

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At March 31, 2017, potential future milestone payments under these agreements totaled an aggregate of approximately $126.0 million.

6.	Stockholders’ Equity

Sales of Common Stock

In March 2017, the Company entered into a Common Stock Purchase Agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of the Company’s common stock. Under the terms of the Purchase Agreement, the Company sold 222,222 shares of the Company’s common stock to Aspire Capital at $4.50 per share for net proceeds of approximately $0.9 million upon execution of the Purchase Agreement and Aspire Capital is committed to purchase up to $20.0 million of additional shares of its common stock solely at TRACON’s request from time to time during a 30 month period beginning on May 1, 2017 and at prices based on the market price at the time of each sale, subject to certain conditions. In consideration for entering into the Purchase Agreement and concurrently with the execution of the Purchase Agreement, the Company issued 195,726 shares of its common stock to Aspire Capital.

During the three months ended March 31, 2017, the Company issued 44,394 shares of common stock upon the exercise of outstanding stock options and 36,544 shares of common stock upon the vesting of restricted stock units. The Company withheld  shares of common stock on the vesting date of the restricted stock units to settle the employees’ minimum statutory tax obligations for income and other related employment taxes, the payment of which is reported as a financing activity in the unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017.  During the year ended December 31, 2016, the Company issued 9,300 shares of common stock upon the exercise of outstanding stock options.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended
	March 31,
	2017	2016
Risk-free interest rate	2.2%	1.6%
Expected volatility	83%	77%
Expected term (in years)	6.3	6.3
Expected dividend yield	—%	—%

Stock compensation expense for the ESPP was immaterial for the three months ended March 31, 2017.

The allocation of stock-based compensation is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Research and development	$368	$353
General and administrative	438	504
	$806	$857

7.	Collaborations

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. The license agreement provides for various types of payments, including the upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance, reimbursement of certain development costs, milestone payments, and royalties on net product sales. The Company has identified multiple deliverables, which include at inception: (1) a license to patents, information and know-how related to TRC105, (2) technology transfer, (3) collaboration, including technical and regulatory support provided by the Company, (4) manufacturing and supply obligations, and (5) shared chemistry, manufacturing and controls (CMC) development activities. Deliverables 1 and 2 above were substantially delivered at the inception of the agreement, and deliverables 3 through 5 are expected to be delivered during the estimated 43-month period over which the Company will provide technical and regulatory support to Santen. At inception and through March 31, 2017, the Company has identified one single unit of accounting for all the deliverables under the agreement since the delivered elements do not have standalone value. The Company’s technical and regulatory expertise, including manufacturing and CMC activities, in the development of biologic therapeutics, specifically TRC105, is a significant component of Santen’s ability to utilize the license and know-how related to TRC105. Given the early stage of development of TRC105 for ophthalmology, the Company is the only party capable of performing the level and type of technical and regulatory collaboration services required by Santen under the agreement. As a result, the Company has determined that the license, including the ability to sublicense, and know-how related to TRC105 do not have standalone value to a licensee. As such, the Company is recognizing revenue for the fixed or determinable collaboration consideration on a straight-line basis over the estimated 43-month period over which it will deliver its technical and regulatory support.

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

In connection with the collaboration with Santen, the Company recognized revenue of $0.6 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, deferred revenue totaled $0.9 million.

Janssen Pharmaceutica N.V. (Janssen)

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

No consideration was exchanged for these assets on the acquisition date.  Given the early preclinical stage of development of these assets and the low likelihood of success of development through regulatory approval on the acquisition date, no value was assigned to these assets in the accompanying consolidated balance sheet.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, wet age-related macular degeneration, or wet AMD, and fibrotic diseases. We are a leader in the field of endoglin biology and are using our expertise to develop antibodies that bind to the endoglin receptor. Endoglin is essential to angiogenesis, the process of new blood vessel formation required for solid cancer growth and wet AMD, and a key contributor to the development of fibrosis, or tissue scarring. We are developing our lead product candidate, TRC105 (carotuximab), an endoglin antibody, for the treatment of multiple solid tumor types in combination with inhibitors of the vascular endothelial growth factor, or VEGF, pathway. The VEGF pathway regulates vascular development in the embryo, or vasculogenesis, and angiogenesis. We believe treatment with TRC105 in combination with VEGF inhibitors may improve survival in cancer patients when compared to treatment with a VEGF inhibitor alone.  TRC105 has been studied in eight completed Phase 2 clinical trials and three completed Phase 1 clinical trials, and is currently being dosed in one Phase 3 clinical trial, three Phase 2 clinical trials and three Phase 1 clinical trials. Our TRC105 oncology clinical development plan is broad and involves a tiered approach. We are initially focused on angiosarcoma which is a tumor that highly express endoglin, the target of TRC105, and therefore may be more responsive to treatment with TRC105. We have seen complete ongoing responses in this tumor type and have initiated dosing in an international multicenter Phase 3 trial in angiosarcoma. We obtained Special Protocol Assessment (SPA) agreement from the US Food and Drug Administration (FDA) on our clinical trial design for the Phase 3 trial in angiosarcoma and also incorporated scientific advice from the European Medicines Agency (EMA) regarding the adequacy of the trial design.  We also received orphan drug designation from the FDA and the EMA for TRC105 for the treatment of soft tissue sarcoma, including angiosarcoma, in 2016.

Our other product candidates are TRC205, an endoglin antibody that is in preclinical development for the treatment of fibrotic diseases, TRC102, which is a small molecule that is in clinical development for the treatment of mesothelioma, lung cancer and glioblastoma, and two compounds that we licensed from Janssen Pharmaceutica N.V. (Janssen) in September 2016: TRC253, which is a small molecule for which we initiated a Phase 1/2 clinical trial for the treatment of metastatic castration-resistant prostate cancer in March 2017, and TRC694, a small molecule in pre-clinical development for the treatment of myeloma. In March 2014, Santen licensed from us exclusive worldwide rights to develop and commercialize our endoglin antibodies for ophthalmology indications.

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting base‑excision repair, or BER. In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity, in combination with alkylating and antimetabolite chemotherapy in the treatment of lung cancer and glioblastoma.  TRC102 began Phase 2 testing in mesothelioma in combination with the approved chemotherapeutic Alimta in 2015 and began Phase 2 testing in glioblastoma in combination with the approved chemotherapeutic Temodar in 2016. TRC102 is also being studied in three Phase 1 clinical trials: in combination with Alimta and cisplatin in mesothelioma patients, in combination with chemoradiation in lung cancer patients, and in combination with Temodar in ovarian, lung and colorectal cancer patients. All current TRC102 trials are sponsored and funded by the National Cancer Institute, or NCI. We retain global rights to develop and commercialize TRC102 in all indications.

We have collaborated with the NCI, which has selected TRC105 and TRC102 for federal funding of clinical development, as well as Case Western Cancer Center (Case Western). Under these collaborations, NCI has sponsored or is sponsoring nine completed or ongoing clinical trials of TRC105 and TRC102, and Case Western sponsored two clinical trials of TRC102.  We anticipate that NCI will complete the ongoing Phase 2 clinical trial of TRC105 and may initiate other Phase 2 clinical trials in addition to the Phase 2 clinical trials of TRC105 that we are sponsoring. In addition, we expect that Phase 2 clinical trials of TRC102 will be completed with NCI funding. If merited by Phase 2 data, we expect to fund initial Phase 3 clinical trials of TRC105 and TRC102 and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI will sponsor Phase 3 clinical trials in additional indications.

The following chart summarizes our pipeline of product candidates:

The following table summarizes key information regarding ongoing and planned development of our product candidates:

	Phase	Data Expected
TRC105
Ongoing trials:
Angiosarcoma	Phase 3	Interim analysis mid 2018
Renal Cell Carcinoma	Randomized Phase 2	Second half 2017
Soft Tissue Sarcoma (including angiosarcoma)	Phase 2	Second half 2017
Gestational Trophoblastic Neoplasia (GTN)	Phase 2	2018
Hepatocellular Carcinoma	Phase 1/2	2018
Breast Cancer	Phase 1/2	2018
Lung Cancer	Phase 1	2018
Wet AMD (Santen) (DE-122)	Phase 1/2	Second half 2017
TRC102
Ongoing trials:
Mesothelioma	Phase 2	2018
Glioblastoma	Phase 2	2018
Solid tumors	Phase 1	2017
Solid tumors (Oral) and Lymphomas	Phase 1	2018
Lung Cancer	Phase 1	2018
TRC253
Ongoing trials:
Prostate Cancer	Phase 1/2	2018

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of capital stock, a $10.0 million one-time upfront fee and a $3.0 million payment received in connection with our collaboration with Santen and commercial bank debt under our credit facilities with Silicon Valley Bank (SVB). At March 31, 2017, we had cash, cash equivalents and short-term investments totaling $36.7 million.

We have incurred losses from operations in each year since our inception. Our net losses were $27.0 million and $24.4 million for the years ended December 31, 2016 and 2015, respectively. At March 31, 2017, we had an accumulated deficit of $92.7 million.

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

2017 Developments

In March, the first site opened to enrollment and actively started screening patients in our Phase 1/2 clinical trial of TRC253 in patients with metastatic castration-resistant prostate cancer.  TRC253 is a novel, orally bioavailable small molecule high affinity competitive inhibitor of the androgen receptor (AR) and AR mutations.

In April, preclinical data for TRC694, our small molecule inhibitor of NF-kB inducing kinase (NIK), were presented at the annual meeting of the American Association for Cancer Research. The data demonstrated that TRC694 potently inhibits NIK in vitro and potently inhibits human myeloma and lymphoma cell lines in vivo. We expect to file an Investigational New Drug application, or IND, for TRC694 in 2018.

In April, Dr. Rita Perlingeiro, Professor of Medicine at the University of Minnesota, and colleagues published preclinical data  online in the journal Blood, that will be published in an upcoming hard copy edition. These data demonstrated endoglin expression in the majority of blasts from patients with acute myeloid leukemia (AML) and B-cell acute lymphoblastic leukemia (B-cell ALL), and that endoglin expressing blasts had superior leukemogenic activity. The researchers further demonstrated that TRC105 prevented the engraftment of primary AML blasts and inhibited leukemic progression following disease establishment. In both AML and B-cell ALL, TRC105 showed synergy with reduced intensity myeloablation to inhibit leukemogenesis.

In March, we entered into a Common Stock Purchase Agreement with Aspire Capital Fund, LLC (“Aspire Capital”) providing for the sale of up to $21.0 million of shares of our common stock. Under the terms of the Agreement, Aspire Capital made an initial purchase of $1.0 million of our common stock at $4.50 per share. In addition, Aspire Capital has committed to purchase up to $20.0 million of additional shares of our common stock at our request from time to time during a 30-month period beginning on May 1, 2017 and at prices based on the market price at the time of each sale.

In February, we initiated dosing in our Phase 3 TAPPAS trial (a randomized Phase 3 trial of TRC105 And Pazopanib versus Pazopanib alone in patients with advanced AngioSarcoma). In January 2017, we announced that it received a Special Protocol Assessment (SPA) agreement from the U.S. Food and Drug Administration (FDA). The SPA covers the protocol design, clinical endpoints and statistical analysis approach used for the TAPPAS trial. The TAPPAS trial was recently awarded “Most Innovative Trial Design” for Phase 3 at the 2017 Clinical and Research Excellence Awards.  The trial is designed to enroll 124 patients to provide greater than 80% power to determine an improvement in median progression free survival, or PFS, from 4.0 to 7.3 months using a two-tailed alpha of 0.05, and includes an adaptive design, whereby the conditional power determined at the time of interim analysis may dictate an increase in the sample size to a total of 200 patients or the enrollment of 100 additional patients with cutaneous disease only. Specifically, we expect to conduct an interim analysis when 40 events have occurred in approximately 70 patients. At that time, the result will be categorized as belonging to either favorable, promising, enrichment or unfavorable zones, based on conditional power. The sample size and PFS events needed to complete the trial will be left unchanged in the favorable and unfavorable zones, but will be increased to a total of 200 patients in the promising zone. This will allow more than 80% power to detect a less robust, but still clinically meaningful improvement in PFS between the two arms. In the enrichment zone, the trial would enroll an additional 100 patients with cutaneous disease only, resulting in a total of 170 patients, which would preserve the power to detect the original treatment effect between the two arms in patients with cutaneous disease. We expect the interim analysis to be completed in mid 2018.

We expect to report PFS data in the second half of 2017 from the Phase 2 randomized TRAXAR (TRC105 and Axitinib in Advanced Renal cell carcinoma) trial that compares treatment with TRC105 and Inlyta to treatment with single agent Inlyta in patients with clear cell renal cell cancer. This is an event driven trial and we expect to complete enrollment and conduct a futility analysis in mid-2017. We will also continue to track total events to provide for more precise guidance on the expected timing of the end point of PFS.

We expect the NCI to publish the results of their completed Phase 1/2 trial of TRC105 and Nexavar in patients with liver cancer in a peer reviewed journal this year. The publication will include final response rate and overall survival data.

Additional Phase 2 data will be reported at American Society of Clinical Oncology (ASCO) annual meeting from the NCI’s Cancer Therapy Evaluation Program, who will report detailed overall survival data from the combination of TRC105 and Avastin compared to single agent Avastin in recurrent glioblastoma patients.  We previously reported top-line data indicating no improvement in PFS and a non-significant improvement in overall survival in that trial.

We previously indicated that a robust response rate in our international multicenter Phase 2 trial in GTN could be registration enabling. Given the limited commercial opportunity in this very rare indication that is cured with chemotherapy in the majority of cases, we have reduced planned enrollment in the trial from 30 patients to five patients and will no longer pursue a registration path in GTN at this time. We expect to present data from these patients in 2018.

We expect that Santen will report data from the Phase 1/2 PAVE trial that assesses safety and bioactivity of DE-122 in refractory wet AMD patients at the American Academy of Ophthalmology annual meeting in November.  Prior to that, we expect Santen to initiate dosing in the Phase 2 randomized AVANTE study that compares treatment with DE-122 and Lucentis to treatment with single agent Lucentis in patients with wet AMD.

We expect the NCI to report data from a Phase 1 trial of the combination of TRC102 and Temodar at ASCO that will include expansion cohort data from patients with ovarian, lung and KRAS+ colorectal cancer, which are tumor types where partial responses were observed in the dose escalation portion of the trial.  The study assesses biomarkers associated with TRC102 susceptibility in patients enrolled in the expansion cohorts, which may provide valuable information for patient selection into future clinical studies of TRC102.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of March 31, 2017, we had received $3.0 million in milestones related to development activities. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Third-party research and development expenses:
TRC105	$3,329	$3,552
TRC253	214	—
TRC102	22	227
TRC694	117	—
TRC205	15	23
Total third-party research and development expenses	3,697	3,802
Unallocated expenses	1,885	1,693
Total research and development expenses	$5,582	$5,495

Unallocated expenses consist primarily of our internal personnel related and facility costs.

We expect our current level of research and development expenses to continue to increase for the foreseeable future as we continue development of TRC105, including our Phase 3 clinical trial in angiosarcoma, continue development activities for our licensed compounds, TRC253 and TRC694, including our Phase 1/2 clinical trial in TRC253 castration-resistant prostate cancer, and initiate manufacturing activities required for regulatory approval for TRC105.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2017. We plan on adopting the ASU using the modified retrospective approach and are continuing to evaluate the potential impact that this standard will have on our financial position and results of operations.

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

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes an update which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. We adopted ASU 2016-09 in the first quarter of 2017 and made an accounting policy change to record forfeitures as they occur, which resulted in no change to our financial statements and related disclosures.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016	Change
	(in thousands)
Collaboration revenue	$626	$1,210	$(584)
Research and development expenses	5,582	5,495	87
General and administrative expenses	1,964	2,009	(45)
Other income (expense)	(227)	(232)	5

Collaboration revenue.  Collaboration revenue was $0.6 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. The decrease of $0.6 million was due to a change reported in the fourth quarter of 2016 in the expected term over which we will provide technical and regulatory support to Santen.

Research and development expenses.  Research and development expenses were $5.6 million and $5.5 million for the three months ended March 31, 2017 and 2016, respectively.

General and administrative expenses.  General and administrative expenses were $2.0 million for the three months ended March 31, 2017 and 2016.

Other income (expense).  Other income (expense) was ($0.2) million for the three months ended March 31, 2017 and 2016.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2017, we had an accumulated deficit of $92.7 million, and we expect to continue to incur net losses for the foreseeable future. We expect that our research and development expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

Common Stock Purchase Agreement with Aspire Capital Fund, LLC

In March 2017, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of our common stock. Upon execution of the Purchase Agreement, we sold to Aspire Capital 222,222 shares of common stock at $4.50 per share for proceeds of $1.0 million and Aspire Capital is committed to purchase up to $20.0 million of additional shares of our common stock at our request from time to time during a 30 month period beginning on May 1, 2017 and at prices based on the market price at the time of each sale, subject to certain conditions. In consideration for entering into the Purchase Agreement and concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 195,726 shares of our common stock. As of March 31, 2017, we had issued 417,948 shares of common stock to Aspire Capital under the Purchase Agreement for net proceeds of approximately $0.9 million after offering expenses.

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

ATM Facility with Stifel, Nicolaus & Company, Incorporated

In February 2016, we entered into an At-the-Market Equity Offering Sales Agreement, or the Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $25.0 million of our shares of our common stock through Stifel, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through Stifel, on the Nasdaq Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Stifel will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are obligated to pay Stifel an aggregate sales agent commission equal to 2.5% of the gross proceeds of the sales price for common stock sold under the Sales Agreement. As of March 31, 2017, no shares of our common stock have been sold under the Sales Agreement and the full $25.0 million of common stock remains available to be sold.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,565)	$(6,668)
Investing activities	4,200	8,553
Financing activities	(124)	7
(Decrease) increase in cash and cash equivalents	$(3,489)	$1,892

Operating activities.  Net cash used in operating activities was $7.6 million and $6.7 million for the three months ended March 31, 2017 and 2016, respectively, and was primarily due to our net loss and changes in our working capital, offset by non-cash charges including stock-based compensation.

Investing activities.  Net cash provided by investing activities was $4.2 million and $8.6 million for the three months ended March 31, 2017 and 2016, respectively, and was primarily due to maturities of short-term investments, offset by purchases of these investments.

Financing activities.  Net cash used in financing activities was $0.1 million during the three months ended March 31, 2017 and resulted from $0.9 million in net repayments on borrowings under our SVB loan agreement, offset by $0.8 million in net proceeds received from the issuance of common stock. Net cash provided by financing activities was $7,000 during the three months ended March 31, 2016 and was due to proceeds received from stock option exercises.

Funding Requirements

At March 31, 2017, we had cash, cash equivalents and short-term investments totaling $36.7 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next twelve months. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including to complete our ongoing Phase 3 trial in angiosarcoma. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction, including our strategic licensing transaction with Janssen, will likely increase our future funding requirements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalents consist of cash, money market funds, U.S. treasury obligations and certificates of deposit. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our long-term debt bears interest at a fixed rate.

Foreign Currency Exchange Risk

We incur significant expenses for manufacturing of clinical trial materials outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, primarily Pounds Sterling. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. However, to date, these fluctuations have not been significant. Based on our purchase commitments for our 2017 fiscal year, a movement of 1% in the U.S. dollar to Pounds Sterling exchange rate would not have a material effect on our results of operations or financial condition.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2017, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of our product candidates, including our most advanced product candidate, TRC105, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $27.0 million and $24.4 million for the years ended December 31, 2016 and 2015, respectively. At March 31, 2017, we had an accumulated deficit of $92.7 million.

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

We will require substantial additional financing to achieve our goals, and failure to obtain additional financing when needed could force us to delay, limit, reduce or terminate our drug development efforts.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs, including our planned and future clinical trials of TRC105 and TRC253, and conduct manufacturing activities for TRC105.

At March 31, 2017, we had cash, cash equivalents and short-term investments totaling $36.7 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital requirements for at least the next 12 months. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including for the completion of our Phase 3 trial in angiosarcoma. In addition, we recently licensed two early-stage oncology programs from Janssen Pharmaceutica N.V. (Janssen) and are subject to obligations to develop the programs through clinical proof of concept. While we concurrently received a $5.0 million equity investment from an affiliate of Janssen that will help fund the costs of the development activities, we anticipate that we will need additional funds to complete clinical proof of concept for the programs and, to the extent we retain the programs afterwards, to advance the programs through later stages of development.

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

In February 2016, we entered into an At-the-Market Equity Offering Sales Agreement, or the Stifel Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $25.0 million of our shares of our common stock through Stifel, as sales agent. In March 2017, we entered into a Common Stock Purchase agreement, or the Aspire Agreement, with Aspire Capital Fund, LLC, or Aspire, pursuant to which, upon the terms and subject to the conditions and limitations set forth in the Aspire Agreement, Aspire committed to purchase up to an aggregate of $21.0 million of shares of our common stock at our request from time to time.  While the Stifel and Aspire agreements provide us with additional options to raise capital through sales of our common stock, there can be no guarantee that we will be able to sell shares under either agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements.  In particular, Stifel is under no obligation to sell any shares of our common stock that we may request to be sold under the Stifel Agreement from time to time, and while Aspire is obligated to purchase shares of our common stock under the Aspire Agreement, the obligation is subject to our satisfaction of various conditions which we may not be able to meet in the future.  If sales are made under either the Stifel Agreement or Aspire Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could harm the commercial prospects for our product candidates. For example, we anticipate that if we were to obtain regulatory approval for TRC105 in some or all of the initial oncology indications we are pursuing, we or our partners such as NCI would still need to conduct additional Phase 3 clinical trials in order to obtain approval for additional indications and expand TRC105’s market potential. In addition, we believe that TRC105 may be most effective as a treatment of solid tumors, such as angiosarcoma and GTN, both of which are tumors that express high levels of endoglin. We previously analyzed endoglin expression on archival tumor tissue across various sarcoma subtypes and did not find a correlation between endoglin expression and response to

TRC105 treatment in sarcoma subtypes other than angiosarcoma. We believe that this analysis may have limited utility due to tumor heterogeneity, the long period of time between sampling and treatment, and the effects of tumor evolution resulting from prior treatment. If we are unable to establish a correlation between endoglin expression and response to TRC105 treatment in subsequent analyses or to identify additional tumor types that express endoglin, our ability to successfully identify target patient populations for future clinical development or to expand TRC105’s market potential may be limited.

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

We may be unsuccessful in our efforts to obtain additional orphan drug designations from the FDA for our product candidates or may not ultimately realize the potential benefits of orphan drug designation.*

We received orphan drug designation for TRC105 in soft tissue sarcoma in 2016 in the US and EU and we intend to seek orphan drug designation for our eligible product candidates in other indications.  The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years. Despite our receipt of orphan drug designation for TRC105 in soft tissue sarcoma, we cannot guarantee that we will be able to receive orphan drug status from the FDA for any other product candidates or indications. For example, we have withdrawn our previously filed application for orphan drug designation in GTN. However, we may refile the application in the future. If we are unable to secure orphan drug designation for additional product candidates or indications, our regulatory and commercial prospects may be negatively impacted.

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

For TRC105, we have relied on Lonza Sales AG, or Lonza, for drug substance clinical supply manufacture. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including filling into vials, shipping and storage.  For our clinical stage pipeline programs, while we believe that our existing supplies of drug product and our contract manufacturing relationships will be sufficient to accommodate clinical trials through Phase 3 for TRC105, Phase 2 for TRC102, and to proof of concept for TRC253, there can be no guarantee that lack of clinical supplies will not force us to delay or terminate any of our ongoing or planned clinical trials.

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

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of March 31, 2017, we are the exclusive licensee of six issued U.S. patents, one pending U.S. patent application, and eleven issued non-U.S patents and two pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.” We are also the exclusive licensee of pending applications, which have not yet published, related to TRC253 and TRC694.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.*

Third party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act or ACA, was enacted. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA.  The current administration and Congress will likely continue to seek legislative and regulatory changes, including repeal and replacement of certain provisions of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In May 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, which, if enacted, will amend and repeal significant portions of the ACA. However, the U.S. Senate is unlikely to adopt the American Health Care Act as passed by the U.S. House of Representatives.  The U.S. Senate could adopt other legislation to amend or replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of March 31, 2017, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned over 50% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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
4.3(3) 4.4(4) 4.5(4) 31.1

Investor Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.

Registration Rights Agreement, dated March 14, 2017, by and between the Registrant and Aspire Capital Fund, LLC.

Common Stock Purchase Agreement, dated March 14, 2017 by and between TRACON Pharmaceuticals, Inc. and Aspire Capital Fund, LLC.

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

(4)     Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2017.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: May 10, 2017	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 10, 2017	/s/ Patricia L. Bitar, C.P.A.
Patricia L. Bitar, C.P.A.
Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(1)	Amended and Restated Bylaws, as currently in effect.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2) 4.3(3) 4.4(4) 4.5(4)

Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.

Investor Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.

Registration Rights Agreement, dated March 14, 2017, by and between the Registrant and Aspire Capital Fund, LLC.

Common Stock Purchase Agreement, dated March 14, 2017 by and between TRACON Pharmaceuticals, Inc. and Aspire Capital Fund, LLC.

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

(4)     Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2017.