Form 10-Q
period 2017-06-30
Tracon Pharmaceuticals, Inc.
filed 2017-08-08
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

The number of outstanding shares of the registrant’s common stock as of August 4, 2017 was 16,655,917.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,001	$35,710
Short-term investments	5,997	8,703
Prepaid and other assets	814	1,235
Total current assets	32,812	45,648
Property and equipment, net	78	82
Total assets	$32,890	$45,730
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,536	$6,213
Accrued compensation and related expenses	1,096	1,588
Current portion of deferred revenue	386	1,259
Long-term debt, current portion	1,162	333
Final payment due bank	—	850
Total current liabilities	9,180	10,243
Other long-term liabilities	372	21
Long-term debt, less current portion	6,043	7,130
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at June 30, 2017 and December 31, 2016; issued and outstanding shares—none	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 at June 30, 2017 and December 31, 2016; issued and outstanding shares — 16,655,917 and 16,084,721 at June 30, 2017 and December 31, 2016, respectively	17	16
Additional paid-in capital	116,589	113,918
Accumulated deficit	(99,311)	(85,598)
Total stockholders’ equity	17,295	28,336
Total liabilities and stockholders’ equity	$32,890	$45,730

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Collaboration revenue	$631	$807	$1,257	$2,017
Operating expenses:
Research and development	4,893	6,773	10,475	12,268
General and administrative	2,068	2,044	4,032	4,053
Total operating expenses	6,961	8,817	14,507	16,321
Loss from operations	(6,330)	(8,010)	(13,250)	(14,304)
Other income (expense):
Interest expense, net	(233)	(291)	(458)	(584)
Other income (expense), net	(3)	4	(5)	65
Total other income (expense)	(236)	(287)	(463)	(519)
Net loss	$(6,566)	$(8,297)	$(13,713)	$(14,823)

Net loss per share, basic and diluted	$(0.40)	$(0.68)	$(0.84)	$(1.22)
Weighted-average shares outstanding, basic and diluted	16,610,124	12,195,070	16,409,389	12,187,256

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(13,713)	$(14,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,601	1,800
Common stock issued for services	23	—
Depreciation and amortization	34	48
Amortization of debt discount	56	52
Amortization of premium/discount on short-term investments	(4)	3
Noncash interest	180	271
Deferred rent	16	(25)
Deferred revenue	(873)	(1,167)
Changes in assets and liabilities:
Prepaid expenses and other assets	421	(420)
Accounts payable and accrued expenses	478	(1,677)
Accrued compensation and related expenses	(492)	(184)
Net cash used in operating activities	(12,273)	(16,122)
Cash flows from investing activities
Purchase of property and equipment	(24)	(3)
Purchases of available-for-sale short-term investments	(8,994)	(3,582)
Proceeds from the maturity of available-for-sale short-term investments	11,705	12,226
Net cash provided by investing activities	2,687	8,641
Cash flows from financing activities
Proceeds from long-term debt	8,000	—
Repayment of long-term debt	(8,850)	—
Proceeds from sale of common stock	1,000	—
Costs paid in connection with sales of common stock	(259)	—
Proceeds from issuance of common stock under equity plans	123	128
Payment of tax withholdings related to net share settlements of vested restricted stock awards	(137)	—
Net cash (used in) provided by financing activities	(123)	128
Decrease in cash and cash equivalents	(9,709)	(7,353)
Cash and cash equivalents at beginning of period	35,710	41,373
Cash and cash equivalents at end of period	$26,001	$34,020

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

Basis of Presentation and Going Concern

As of June 30, 2017, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of June 30, 2017, the Company had an accumulated deficit of $99.3 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At June 30, 2017, the Company had cash, cash equivalents and short-term investments of $32.0 million. Based on the Company’s current business plan, management believes that existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s obligations through mid-2018. The Company’s ability to execute its operating plan beyond mid-2018 depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through cash, cash equivalents and investments on hand, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements, including equity financing through the common stock purchase agreement the Company entered into with Aspire Capital Fund, LLC. in March 2017 for the purchase of up to $21.0 million of the Company’s stock over a 30 month period. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements at June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, included in its Annual Report on Form 10-K filed with the SEC on March 1, 2017.

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

Clinical Trial Expense Accruals

As part of the process of preparing the Company’s financial statements, the Company is required to estimate expenses resulting from its obligations under contracts with vendors, clinical sites, contract research organizations (CROs), and consultants in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites, CROs and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2017 and 2016, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 7,037 and 8,816 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three and six months ended June 30, 2017, respectively, and 4,719 and 4,981 weighted-average shares subject to repurchase for the three and six months ended June 30, 2016, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Six Months Ended
	June 30,
	2017	2016
Warrants to purchase common stock	103,865	57,173
Common stock options and restricted stock units	2,498,609	2,142,886
ESPP shares	7,307	4,619
	2,609,781	2,204,678

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

2.	Short-Term Investments, Cash Equivalents and Fair Value Measurements

At June 30, 2017, short-term investments consisted of U.S. treasury securities. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

Realized gains and losses from the sale of short-term investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of operations. Realized and unrealized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations. At June 30, 2017, the remaining contractual maturities of all available-for-sale investments were less than one year.

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

Cash equivalents and short-term investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	June 30, 2017				December 31, 2016
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$5,937	$—	$—	$5,937	$3,188	$—	$—	$3,188
Certificates of deposit	—	—	—	—	3,655	—	—	3,655
U.S. treasury securities	7,497	—	—	7,497	16,503	—	—	16,503
	$13,434	$—	$—	$13,434	$23,346	$—	$—	$23,346
Classified as:
Cash equivalents				$7,437				$14,643
Short-term investments				5,997				8,703
Total cash equivalents and short-term investments				$13,434				$23,346

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2017
U.S. treasury securities and money market funds, included in cash equivalents and short-term investments	$13,434	$—	$13,434	$—
At December 31, 2016
Certificates of deposit, U.S. treasury securities and money market funds, included in cash equivalents and short-term investments	$23,346	$—	$23,346	$—

3.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Computer and office equipment	$124	$115
Furniture and fixtures	19	19
Leasehold improvements	21	124
	164	258
Less accumulated depreciation and amortization	(86)	(176)
	$78	$82

Depreciation expense related to property and equipment totaled approximately $11,000 and $24,000 for the three months ended June 30, 2017 and 2016, respectively, and $34,000 and $48,000 for the six months ended June 30, 2017 and 2016, respectively.

4.	Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Long-term debt	$8,000	$8,000
Less debt discount, net of current portion	(357)	(537)
Long-term debt, net of debt discount	7,643	7,463
Less current portion of long-term debt	(1,600)	(333)
Long-term debt, net of current portion	$6,043	$7,130
Current portion of long-term debt	$1,600	$333
Current portion of debt discount	(438)	—
Current portion of long-term debt, net	$1,162	$333

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

The 2017 Amended SVB Loan provides for prepayment fees of 3.0% of the outstanding balance of the loan if the loan is repaid prior to January 26, 2018, 2.0% of the amount prepaid if the prepayment occurs after January 25, 2018 but prior to January 25, 2019 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

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

In connection with the second amendment, the Company issued Silicon Valley Bank (SVB) a warrant to purchase 46,692 shares of its common stock at an exercise price of $5.14 per share. The warrant is fully exercisable and expires on January 25, 2024.  The fair value of the warrant and the final payment related to the 2017 Amended SVB Loan were recorded as debt discounts and are being amortized to interest expense using the effective interest method over the term of the debt, in addition to the remaining unamortized discounts related to the 2015 Amended SVB Loan.

At June 30, 2017, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
November 14, 2023 through June 4, 2024	38,758	$7.74
May 13, 2022	18,415	$10.86
January 25, 2024	46,692	$5.14
	103,865

Future minimum principal and interest payments under the 2017 Amended SVB Loan, including the final payment, as of June 30, 2017 are as follows (in thousands):

Remaining 2017	$347
2018	3,766
2019	3,489
2020	1,961
9,563
Less interest and final payment	(1,563)
Long-term debt	$8,000

5.	Commitments and Contingencies

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

Either party may terminate the Manufacturing Agreement due to a material breach of the Manufacturing Agreement by the other party, subject to prior written notice and a cure period, due to the insolvency or bankruptcy of the other party, or due to a force majeure event that prevents performance under the Manufacturing Agreement for at least six months. The Company may terminate the Manufacturing Agreement, subject to 60 days’ written notice, if the Company discontinues the TRC105 program, whether due to a notice of non-approval or withdrawal of marketing approval by a regulatory agency or otherwise.  In the event of a termination by the Company due to discontinuation of the TRC105 program or a termination by Lonza due to the Company’s material breach or insolvency or bankruptcy, the Company would be obligated to pay to Lonza certain batch cancellation and/or early termination fees.

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At June 30, 2017, potential future milestone payments under these agreements, including future milestone payments associated with assets acquired from Janssen Pharmaceutica N.V. should they not exercise their option to regain their rights to these assets as discussed in Note 7, totaled an aggregate of approximately $126.0 million.

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

During the six months ended June 30, 2017, the Company issued 53,756 shares of common stock upon the exercise of outstanding stock options and 74,044 shares of common stock upon the vesting of restricted stock units. The Company withheld  shares of common stock on the vesting date of certain restricted stock units to settle the employees’ minimum statutory tax obligations for income and other related employment taxes, the payment of which is reported as a financing activity in the unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017.  During the year ended December 31, 2016, the Company issued 9,300 shares of common stock upon the exercise of outstanding stock options.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.8%	1.6%	2.1%	1.6%
Expected volatility	84%	84%	83%	78%
Expected term (in years)	5.5	6.3	6.2	6.3
Expected dividend yield	—%	—%	—%	—%

Stock compensation expense for the ESPP was immaterial for the three and six months ended June 30, 2017.

The allocation of stock-based compensation is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$357	$357	$725	$710
General and administrative	438	586	876	1,090
	$795	$943	$1,601	$1,800

7.	Collaborations

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. The license agreement provides for various types of payments, including the upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance, reimbursement of certain development costs, milestone payments, and royalties on net product sales. The Company has identified multiple deliverables, which include at inception: (1) a license to patents, information and know-how related to TRC105, (2) technology transfer, (3) collaboration, including technical and regulatory support provided by the Company, (4) manufacturing and supply obligations, and (5) shared chemistry, manufacturing and controls (CMC) development activities. Deliverables 1 and 2 above were substantially delivered at the inception of the agreement, and deliverables 3 through 5 are expected to be delivered during the estimated 43-month period over which the Company will provide technical and regulatory support to Santen. At inception and through June 30, 2017, the Company has identified one single unit of accounting for all the deliverables under the agreement since the delivered elements do not have standalone value. The Company’s technical and regulatory expertise, including manufacturing and CMC activities, in the development of biologic therapeutics, specifically TRC105, is a significant component of Santen’s ability to utilize the license and know-how related to TRC105. Given the early stage of development of TRC105 for ophthalmology, the Company is the only party capable of performing the level and type of technical and regulatory collaboration services required by Santen under the agreement. As a result, the Company has determined that the license, including the ability to sublicense, and know-how related to TRC105 do not have standalone value to a licensee. As such, the Company is recognizing revenue for the fixed or determinable collaboration consideration on a straight-line basis over the estimated 43-month period over which it will deliver its technical and regulatory support.

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

In connection with the collaboration with Santen, the Company recognized revenue of $0.6 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and $1.3 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, deferred revenue totaled $0.4 million.

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

8. Subsequent Event

In July 2017, a development milestone that was deemed a substantive milestone at the inception of the arrangement with Santen (Note 7) was achieved, and accordingly, Santen became obligated to pay the Company a milestone payment of $7.0 million in accordance with the terms of the agreement which will be recognized as revenue in the third quarter of 2017.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, wet age-related macular degeneration, or wet AMD, and fibrotic diseases. We are a leader in the field of endoglin biology and are using our expertise to develop antibodies that bind to the endoglin receptor. Endoglin is essential to angiogenesis, the process of new blood vessel formation required for solid cancer growth and wet AMD, and a key contributor to the development of fibrosis, or tissue scarring. We are developing our lead product candidate, TRC105 (carotuximab), an endoglin antibody, for the treatment of multiple solid tumor types in combination with inhibitors of the vascular endothelial growth factor, or VEGF, pathway. The VEGF pathway regulates vascular development in the embryo, or vasculogenesis, and angiogenesis. We believe treatment with TRC105 in combination with VEGF inhibitors may improve survival in cancer patients when compared to treatment with a VEGF inhibitor alone.  TRC105 has been studied in eight completed Phase 2 clinical trials and three completed Phase 1 clinical trials, and is currently being dosed in one Phase 3 clinical trial, three Phase 2 clinical trials and three Phase 1 clinical trials. Our TRC105 oncology clinical development plan is broad and involves a tiered approach. We are initially focused on angiosarcoma which is a tumor that highly expresses endoglin, the target of TRC105, and therefore may be more responsive to treatment with TRC105. We have seen complete ongoing responses in this tumor type and have initiated dosing in an international multicenter Phase 3 trial in angiosarcoma. We obtained Special Protocol Assessment (SPA) agreement from the US Food and Drug Administration (FDA) on our clinical trial design for the Phase 3 trial in angiosarcoma and also incorporated scientific advice from the European Medicines Agency (EMA) regarding the adequacy of the trial design. We also received orphan drug designation from the FDA and the EMA for TRC105 for the treatment of soft tissue sarcoma, including angiosarcoma, in 2016.

Our other product candidates are TRC205, an endoglin antibody that is in preclinical development for the treatment of fibrotic diseases, TRC102, which is a small molecule that is in Phase 2 clinical development for the treatment of mesothelioma and glioblastoma, and two compounds that we licensed from Janssen Pharmaceutica N.V. (Janssen) in September 2016: TRC253, which is a small molecule for which we initiated a Phase 1/2 clinical trial for the treatment of metastatic castration-resistant prostate cancer in March 2017, and TRC694, a small molecule in pre-clinical development for the treatment of myeloma. In March 2014, Santen Pharmaceutical Co. Ltd. (Santen) licensed from us exclusive worldwide rights to develop and commercialize our endoglin antibodies for ophthalmology indications, and in July 2017 Santen initiated dosing in a Phase 2 clinical trial of DE-122 in wet AMD.

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting base‑excision repair, or BER. In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity, in combination with alkylating and antimetabolite chemotherapy in the treatment of lung cancer and glioblastoma.  TRC102 began Phase 2 testing in mesothelioma in combination with the approved chemotherapeutic Alimta in 2015 and began Phase 2 testing in glioblastoma in combination with the approved chemotherapeutic Temodar in 2016. TRC102 is also being studied in three Phase 1 or Phase 1/2 clinical trials: in combination with Alimta and cisplatin in mesothelioma patients, in combination with chemoradiation in lung cancer patients, and in combination with Temodar in ovarian, lung and colorectal cancer patients. All current TRC102 trials are sponsored and funded by the National Cancer Institute, or NCI. We retain global rights to develop and commercialize TRC102 in all indications.

We have collaborated with the NCI, which selected TRC105 and TRC102 for federal funding of clinical development, as well as Case Western Cancer Center (Case Western). Under these collaborations, NCI sponsored or is sponsoring ten completed or ongoing clinical trials of TRC105 and TRC102, and Case Western sponsored two clinical trials of TRC102.  All TRC105 NCI sponsored trials have been completed. We expect that Phase 2 clinical trials of TRC102 will be completed with NCI funding. If merited by Phase 2 data, we expect to fund additional Phase 3 clinical trials of TRC105 and TRC102 and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI will sponsor Phase 3 clinical trials in additional indications.

The following chart summarizes our pipeline of product candidates:

The following table summarizes key information regarding ongoing and planned development of our product candidates:

	Phase	Data Expected
TRC105
Ongoing trials:
Angiosarcoma	Phase 3	Interim analysis mid 2018
Renal Cell Carcinoma	Randomized Phase 2	Second half 2017
Soft Tissue Sarcoma (including angiosarcoma)	Phase 2	Second half 2017
Gestational Trophoblastic Neoplasia (GTN)	Phase 2	2018
Hepatocellular Carcinoma	Phase 1/2	2018
Breast Cancer	Phase 1/2	2018
Lung Cancer	Phase 1	2018
Wet AMD (Santen) (DE-122)	Phase 1/2	Second half 2017
Wet AMD (Santen) (DE-122)	Phase 2	2019
Planned trials:
Lung Cancer (with Opdivo)	Phase 1	2018
TRC102
Ongoing trials:
Mesothelioma	Phase 2	2018
Glioblastoma	Phase 2	2018
Solid tumors	Phase 1	2018
Solid tumors (Oral) and Lymphomas	Phase 1/2	2018
Lung Cancer	Phase 1	2018
TRC253
Ongoing trials:
Prostate Cancer	Phase 1/2	2018

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of capital stock, payments received in connection with our collaboration with Santen and commercial bank debt under our credit facilities with Silicon Valley Bank (SVB). At June 30, 2017, we had cash, cash equivalents and short-term investments totaling $32.0 million.

We have incurred losses from operations in each year since our inception. Our net losses were $27.0 million and $24.4 million for the years ended December 31, 2016 and 2015, respectively. At June 30, 2017, we had an accumulated deficit of $99.3 million.

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

2017 Developments

In July, Santen initiated a Phase 2a clinical study of DE-122, the ophthalmic formulation of our TRC105 antibody, for the treatment of patients with wet AMD. The Phase 2a study is a randomized controlled trial assessing the efficacy and safety of repeated intravitreal injections of DE-122 in combination with Lucentis® (ranibizumab) compared to Lucentis monotherapy in patients with wet AMD. The initiation of the Phase 2a study triggered Santen’s obligation to pay a $7.0 million milestone payment to us.  In addition, we expect that Santen will report data from the Phase 1/2 PAVE trial that assesses safety and bioactivity of DE-122 in refractory wet AMD patients at the American Academy of Ophthalmology annual meeting in November.

In June, we posted details of a Phase 1 trial of TRC105 in combination with Opdivo® (nivolumab) in patients with non-small cell lung cancer on clinicaltrials.gov. We expect to initiate dosing in this trial in 2017. Endoglin is expressed on activated myeloid derived suppressor cells, and we have observed encouraging activity of TRC105, or its preclinical surrogate antibody, in combination with programmed cell death protein 1 (PD-1) inhibitors in preclinical syngeneic mouse tumor models. We expect that this preclinical data will be presented at a scientific conference next year.

In June, we reported the following positive clinical results from multiple studies with TRC105 and TRC102 at the American Society of Clinical Oncology (ASCO) 2017 Annual Meeting in Chicago, Illinois:

•

In our Phase 1b trial of TRC105 with Votrient® (pazopanib) in patients with soft tissue sarcoma, it was observed that patients who had greater than a 10% reduction in tumor volume following treatment with TRC105 and Votrient were significantly more likely to have lower baseline levels of soluble intracellular adhesion molecule-1 (ICAM-1) (p=0.018) and thrombospondin-2 (p=0.041). We plan to separately assess these biomarkers as part of the completed 63 patient Phase 2 trial of TRC105 and Votrient in soft tissue sarcoma and in the ongoing randomized Phase 3 TAPPAS trial of TRC105 and Votrient in patients with angiosarcoma.

•

In our Phase 1b trial of TRC105 with Inlyta® (axitinib) in patients with renal cell carcinoma, it was observed that patients with a partial response by RECIST 1.1 following treatment with TRC105 and Inlyta were more likely to have lower levels of soluble osteopontin (p=0.026) and higher levels of soluble transforming growth factor-β receptor III (p=0.0028). We plan to assess these biomarkers as part of the ongoing randomized Phase 2 TRAXAR study of TRC105 and Inlyta in patients with renal cell carcinoma.

•

The NCI reported data from a Phase 1 trial of TRC102 in combination with Temodar in patients with refractory solid tumors. Based on partial responses in patients with ovarian cancer, non-small cell lung cancer, and KRAS-positive colorectal cancer, the NCI decided to enroll expansion cohorts in each of these tumor types at the recommended Phase 2 oral dose of TRC102.  The authors concluded that the combination of Temodar and TRC102 is active, and DNA damage response markers (Rad51, ϒ-H2AX and/or pNbs1) were induced in four of five paired colonic biopsies, indicating DNA damage following treatment.

In May, we initiated dosing in our Phase 1/2 clinical trial of TRC253 in patients with metastatic castration-resistant prostate cancer. TRC253 is a novel, orally bioavailable small molecule high affinity competitive inhibitor of the androgen receptor (AR) and AR mutations.

In May, the NCI published the results of its completed Phase 1/2 trial of TRC105 and Nexavar® (sorafenib) in patients with hepatocellular cancer (HCC) online in the journal Clinical Cancer Research, which is also expected to be published in an upcoming hard copy edition. These data assessed the overall response rate (ORR) by the Response Evaluation Criteria in Solid Tumors (RECIST) across four dose groups.  All observed responses occurred in the two highest dose groups, in which 5 of 15 (33%) patients demonstrated a response. Four patients had confirmed stable disease, one of whom was treated for 22 months. Median progression free survival (PFS) was 3.8 months (95% CI: 3.2-5.6 months) and median overall survival (OS) was 15.5 months (95% CI: 8.5-26.3 months). Nexavar was approved for the treatment of patients with advanced HCC based on median OS of 10.7 months (95% CI: 9.4-13.3 months) versus 7.9 months (95% CI: 6.8-9.1 months) with placebo in the multicenter SHARP trial.  The ORR for Nexavar treatment by RECIST in the SHARP trial was 2%.

In April, Dr. Rita Perlingeiro, Professor of Medicine at the University of Minnesota, and colleagues published preclinical data  online in the journal Blood, that was subsequently published in the May 4, 2017 hard copy edition. These data demonstrated endoglin expression in the majority of blasts from patients with acute myeloid leukemia (AML) and B-cell acute lymphoblastic leukemia (B-cell ALL), and that endoglin expressing blasts had superior leukemogenic activity. The researchers further demonstrated that TRC105 prevented the engraftment of primary AML blasts and inhibited leukemic progression following disease establishment. In both AML and B-cell ALL, TRC105 showed synergy with reduced intensity myeloablative chemotherapy to inhibit leukemogenesis.

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

In March, we entered into a Common Stock Purchase Agreement with Aspire Capital Fund, LLC (Aspire Capital) providing for the sale of up to $21.0 million of shares of our common stock. Under the terms of the Agreement, Aspire Capital made an initial purchase of $1.0 million of our common stock at $4.50 per share. In addition, Aspire Capital has committed to purchase up to $20.0 million of additional shares of our common stock at our request from time to time during a 30-month period beginning on May 1, 2017 and at prices based on the market price at the time of each sale.

In February, we initiated dosing in our Phase 3 TAPPAS trial (a randomized Phase 3 trial of TRC105 And Pazopanib versus Pazopanib alone in patients with advanced AngioSarcoma). In January 2017, we announced that it received a Special Protocol Assessment (SPA) agreement from the U.S. Food and Drug Administration (FDA). The SPA covers the protocol design, clinical endpoints and statistical analysis approach used for the TAPPAS trial. The TAPPAS trial was recently awarded “Most Innovative Trial Design” for Phase 3 at the 2017 Clinical and Research Excellence Awards.  The trial is designed to enroll 124 patients to provide greater than 80% power to determine an improvement in median progression free survival, or PFS, from 4.0 to 7.3 months using a two-tailed alpha of 0.05, and includes an adaptive design, whereby the conditional power determined at the time of interim analysis may dictate an increase in the sample size to a total of 200 patients or the enrollment of 100 additional patients with cutaneous disease only. Specifically, we expect to conduct an interim analysis when 40 events have occurred in approximately 70 patients. At that time, the result will be categorized as belonging to either favorable, promising, enrichment or unfavorable zones, based on conditional power. The sample size and PFS events needed to complete the trial will be left unchanged in the favorable and unfavorable zones, but will be increased to a total of 200 patients in the promising zone. This will allow more than 80% power to detect a less robust, but still clinically meaningful improvement in PFS between the two arms. In the enrichment zone, the trial would enroll an additional 100 patients with cutaneous disease only, resulting in a total of 170 patients, which would preserve the power to detect the original treatment effect between the two arms in patients with cutaneous disease. We expect the interim analysis to be completed in mid-2018.

We expect to report PFS data in the second half of 2017 in the Phase 2 randomized TRAXAR (TRC105 and Axitinib in Advanced Renal cell carcinoma) trial that compares treatment with TRC105 and Inlyta to treatment with single agent Inlyta in patients with clear cell renal cell cancer. A planned futility analysis was cancelled by the Independent Data Monitoring Committee given we are nearing the completion of enrollment. Our current tracking of total combined events across both treatment arms indicates we may not achieve the projected 115 events of progression or death by central radiographic review, which would decrease the statistical power of the trial. We will continue to monitor total events confirmed by central review in order to continue assessing the expected timing of the data release.

With respect to our international multicenter Phase 2 trial in GTN, given the limited commercial opportunity in this very rare indication that is cured with chemotherapy in the majority of cases, we have reduced planned enrollment in the trial from 30 patients to five patients and will no longer pursue a registration path in GTN at this time. We will continue to enroll patients in separate compassionate use investigator sponsored protocols. We expect to present data from these patients in 2018.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of June 30, 2017, we had received $3.0 million in milestones related to development activities, and in July 2017, an additional $7.0 million milestone payment was earned in accordance with the agreement. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Third-party research and development expenses:
TRC105	$2,704	$4,991	$6,033	$8,543
TRC253	231	—	445	—
TRC102	21	71	43	298
TRC694	177	—	294	—
TRC205	—	19	15	42
Total third-party research and development expenses	3,133	5,081	6,830	8,883
Unallocated expenses	1,760	1,692	3,645	3,385
Total research and development expenses	$4,893	$6,773	$10,475	$12,268

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
	2017	2016	Change
	(in thousands)
Collaboration revenue	$631	$807	$(176)
Research and development expenses	4,893	6,773	(1,880)
General and administrative expenses	2,068	2,044	24
Other income (expense)	(236)	(287)	51

Collaboration revenue.  Collaboration revenue was $0.6 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively. The decrease of $0.2 million was due to a change reported in 2016 in the expected term over which we will provide technical and regulatory support to Santen.

Research and development expenses.  Research and development expenses were $4.9 million and $6.8 million for the three months ended June 30, 2017 and 2016, respectively. The decrease of $1.9 million was due primarily to decreased TRC105 drug manufacturing expenses in 2017.

General and administrative expenses.  General and administrative expenses were $2.1 and $2.0 million for the three months ended June 30, 2017 and 2016, respectively.

Other income (expense).  Other expense was $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016	Change
	(in thousands)
Collaboration revenue	$1,257	$2,017	$(760)
Research and development expenses	10,475	12,268	(1,793)
General and administrative expenses	4,032	4,053	(21)
Other income (expense)	(463)	(519)	56

Collaboration revenue.  Collaboration revenue was $1.3 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively. The decrease of $0.8 million was due to a change reported in 2016 in the expected term over which we will provide technical and regulatory support to Santen.

Research and development expenses.  Research and development expenses were $10.5 million and $12.3 million for the six months ended June 30, 2017 and 2016, respectively. The decrease of $1.8 million was due primarily to decreased TRC105 drug manufacturing expenses in 2017, offset by increased direct clinical trial expenses due to the initiation of the Phase 3 in angiosarcoma.

General and administrative expenses.  General and administrative expenses were $4.0 million and $4.1 million for the six months ended June 30, 2017 and 2016, respectively.

Other income (expense).  Other expense was $0.5 million for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2017, we had an accumulated deficit of $99.3 million, and we expect to continue to incur net losses for the foreseeable future. We expect that our research and development expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

Common Stock Purchase Agreement with Aspire Capital Fund, LLC

In March 2017, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of our common stock. Upon execution of the Purchase Agreement, we sold to Aspire Capital 222,222 shares of common stock at $4.50 per share for proceeds of $1.0 million and Aspire Capital is committed to purchase up to $20.0 million of additional shares of our common stock at our request from time to time during a 30 month period beginning on May 1, 2017 and at prices based on the market price at the time of each sale, subject to certain conditions. In consideration for entering into the Purchase Agreement and concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 195,726 shares of our common stock. As of June 30, 2017, we had issued 417,948 shares of common stock to Aspire Capital under the Purchase Agreement for net proceeds of approximately $0.9 million after offering expenses.

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

ATM Facility with Stifel, Nicolaus & Company, Incorporated

In February 2016, we entered into an At-the-Market Equity Offering Sales Agreement, or the Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $25.0 million of our shares of our common stock through Stifel, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through Stifel, on the Nasdaq Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Stifel will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are obligated to pay Stifel an aggregate sales agent commission equal to 2.5% of the gross proceeds of the sales price for common stock sold under the Sales Agreement. As of June 30, 2017, no shares of our common stock have been sold under the Sales Agreement and the full $25.0 million of common stock remains available to be sold.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,273)	$(16,122)
Investing activities	2,687	8,641
Financing activities	(123)	128
Decrease in cash and cash equivalents	$(9,709)	$(7,353)

Operating activities.  Net cash used in operating activities was $12.3 million and $16.1 million for the six months ended June 30, 2017 and 2016, respectively, and was primarily due to our net loss and changes in our working capital, offset by non-cash charges including stock-based compensation.

Investing activities.  Net cash provided by investing activities was $2.7 million and $8.6 million for the six months ended June 30, 2017 and 2016, respectively, and was primarily due to maturities of short-term investments, offset by purchases of these investments.

Financing activities.  Net cash used in financing activities was $0.1 million during the six months ended June 30, 2017 and primarily resulted from $0.9 million in net repayments on borrowings under our SVB loan agreement, offset by $0.7 million in net proceeds received from the issuance of common stock. Net cash provided by financing activities was $0.1 million during the six months ended June 30, 2016 and was primarily due to proceeds received from an ESPP plan purchase.

Funding Requirements

At June 30, 2017, we had cash, cash equivalents and short-term investments totaling $32.0 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements through mid-2018. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including to complete our ongoing Phase 3 trial in angiosarcoma. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. We may not be successful in raising sufficient additional capital to continue to operate our business.  These uncertainties raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that the accompanying financial statements were issued.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our planned clinical trials;
•	Santen’s ability and willingness to continue clinical development of DE-122;
•	our ability to enter into and maintain our collaborations, including our collaborations with Santen and Janssen;
•	our ability to achieve, and our obligations to make, milestone payments under our collaboration and license agreements;
•	the costs and timing of procuring supplies of our product candidates for clinical trials and regulatory submissions;
•	the scope, progress, results and costs of preclinical development, and clinical trials of our other product candidates;
•	whether and when Janssen reacquires the rights to the AR Mutant Program and/or the NIK Program;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the revenue, if any, received from commercial sales of our product candidates for which we or any of our partners, including Santen, may receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval and do not partner for commercialization; and

•	the extent to which we acquire or in-license other products and technologies.

Until we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and licensing arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the applicable rules of the Securities and Exchange Commission (the SEC).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At June 30, 2017, our cash and cash equivalents consist of cash, money market funds and U.S. treasury obligations. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our long-term debt bears interest at a fixed rate.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2017, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of our product candidates, including our most advanced product candidate, TRC105, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $27.0 million and $24.4 million for the years ended December 31, 2016 and 2015, respectively. At June 30, 2017, we had an accumulated deficit of $99.3 million.

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

We will require substantial additional financing to achieve our goals, and failure to obtain additional financing when needed could force us to delay, limit, reduce or terminate our drug development efforts. There is substantial doubt as to our ability to continue as a going concern.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs, including our planned and future clinical trials of TRC105 and TRC253, and conduct manufacturing activities for TRC105.

At June 30, 2017, we had cash, cash equivalents and short-term investments totaling $32.0 million, which does not reflect a milestone payment of $7.0 million that Santen is obligated to pay to us based on the recent initiation of a Phase 2 trial of DE-122. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital requirements through mid-2018. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including for the completion of our Phase 3 trial in angiosarcoma. In addition, we recently licensed two early-stage oncology programs from Janssen Pharmaceutica N.V. (Janssen) and are subject to obligations to develop the programs through clinical proof of concept. While we concurrently received a $5.0 million equity investment from an affiliate of Janssen that will help fund the costs of the development activities, we anticipate that we will need additional funds to complete clinical proof of concept for the programs and, to the extent we retain the programs afterwards, to advance the programs through later stages of development. As more fully discussed in Note 1 to the condensed consolidated financial statements included in this report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of one year following the date that these financial statements were issued.

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

Risks Related to Clinical Development and Regulatory Approval of Our Product Candidates

We are heavily dependent on the success of our lead product candidate TRC105, which is in a later stage of development than our other product candidates. We cannot give any assurance that TRC105 will successfully complete clinical development or receive regulatory approval, which is necessary before it can be commercialized.*

Our business and future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize our lead product candidate TRC105, which is currently in Phase 3 and Phase 2 development for the treatment of multiple solid tumor types. Any delay or setback in the development of any of our product candidates, particularly TRC105, could adversely affect our business and cause our stock price to decline. We cannot assure you that our planned clinical development for TRC105 will be completed in a timely manner, or at all, or that we or our partner Santen or any additional future partners, will be able to obtain approval for TRC105 from the FDA or any foreign regulatory authority. We obtained Special Protocol Assessment (SPA) agreement from the FDA on our clinical trial design for the Phase 3 trial of TRC105 in angiosarcoma, but that agreement may not ensure that the FDA approves TRC105 for angiosarcoma, even if the trial is successful. In addition, while we have the right to terminate our long-term manufacturing agreement with Lonza if we were to cease the TRC105 program, we may still be required to pay batch cancellation fees that could harm our financial position and ability to continue development of our other drug candidates. Even if TRC105 is approved, if it is not approved in indications that justify the minimum number of batches we are required to purchase from Lonza following regulatory approval, our ability to commercialize TRC105 profitably would be harmed.

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

Even if our product candidates demonstrate favorable results in ongoing or planned Phase 1 and 2 clinical trials, many product candidates fail to show desired safety and efficacy traits in late-stage clinical trials despite having progressed through earlier trials. In addition to the inherent safety and efficacy traits of our product candidates, clinical trial failures may result from a multitude of factors including flaws in trial design, manufacture of clinical trial material, dose selection and patient enrollment criteria. For example, we recently determined that we may not achieve the projected 115 events of progression or death by central radiographic review, which would decrease the statistical power of our on-going randomized Phase 2 clinical trial of TRC105 and Inlyta in renal cell carcinoma, which will decrease the power of the trial to detect a statistically significant improvement in efficacy versus Inlyta alone. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could harm the commercial prospects for our product candidates. For example, we anticipate that if we were to obtain regulatory approval for TRC105 in some or all of the initial oncology indications we are pursuing, we or our partners such as NCI would still need to conduct additional Phase 3 clinical trials in order to obtain approval for additional indications and expand TRC105’s market potential. In addition, we believe that TRC105 may be most effective as a treatment of solid tumors, such as angiosarcoma, which expresses high levels of endoglin. We previously analyzed endoglin expression on archival tumor tissue across various sarcoma subtypes and did not find a correlation between endoglin expression and response to TRC105 treatment in sarcoma subtypes other than angiosarcoma. We believe that this analysis may have limited utility due to tumor heterogeneity, the long period of time between sampling and treatment, and the effects of tumor evolution resulting from prior treatment. If we are unable to establish a correlation between endoglin expression and response to TRC105 treatment in subsequent analyses or to identify additional tumor types that express endoglin, our ability to successfully identify target patient populations for future clinical development or to expand TRC105’s market potential may be limited.

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

Other than our TRC105 manufacturing agreement with Lonza, we do not have any long-term supply agreements for the manufacture of our product candidates and cannot guarantee that Lonza or any other third party manufacturer would be willing to continue supplying drug product for clinical trials or commercial sale at a reasonable cost or at all.  In addition, our manufacturing agreement with Lonza may be terminated early by Lonza if we are in material breach of the agreement, subject to prior written notice and a cure period, due to our insolvency or bankruptcy, or due to a force majeure event that prevents performance under the agreement for at least six months.

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

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of June 30, 2017, we are the exclusive licensee of six issued U.S. patents, one pending U.S. patent application, and nine issued non-U.S patents and two pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.” We are also the exclusive licensee of pending applications, which have not yet published, related to TRC253 and TRC694.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of June 30, 2017, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned over 50% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(1)	Amended and Restated Bylaws, as currently in effect.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
4.3(3)	Investor Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.
4.4(4)	Registration Rights Agreement, dated March 14, 2017, by and between the Registrant and Aspire Capital Fund, LLC.
4.5(4)	Common Stock Purchase Agreement, dated March 14, 2017 by and between TRACON Pharmaceuticals, Inc. and Aspire Capital Fund, LLC.
10.1(5)	Amendment No. 1 to the Manufacturing Agreement between Lonza Biologics Tuas Pte Ltd and TRACON Pharmaceuticals, Inc. dated May 24, 2017.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2017.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 26, 2017.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: August 8, 2017	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: August 8, 2017	/s/ Patricia L. Bitar, C.P.A.
Patricia L. Bitar, C.P.A.
Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(1)	Amended and Restated Bylaws, as currently in effect.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
4.3(3)	Investor Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.
4.4(4)	Registration Rights Agreement, dated March 14, 2017, by and between the Registrant and Aspire Capital Fund, LLC.
4.5(4)	Common Stock Purchase Agreement, dated March 14, 2017 by and between TRACON Pharmaceuticals, Inc. and Aspire Capital Fund, LLC.
10.1(5)	Amendment No. 1 to the Manufacturing Agreement between Lonza Biologics Tuas Pte Ltd and TRACON Pharmaceuticals, Inc. dated May 24, 2017.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2017.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 26, 2017.