Form 10-Q
period 2017-09-30
Tracon Pharmaceuticals, Inc.
filed 2017-11-07
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

The number of outstanding shares of the registrant’s common stock as of November 3, 2017 was 17,511,928.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,864	$35,710
Short-term investments	3,000	8,703
Prepaid and other assets	1,441	1,235
Total current assets	37,305	45,648
Property and equipment, net	71	82
Total assets	$37,376	$45,730
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,505	$6,213
Accrued compensation and related expenses	1,325	1,588
Current portion of deferred revenue	—	1,259
Long-term debt, current portion	1,994	333
Final payment due bank	—	850
Total current liabilities	9,824	10,243
Other long-term liabilities	407	21
Long-term debt, less current portion	5,329	7,130
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at September 30, 2017 and December 31, 2016; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 at September 30, 2017 and December 31, 2016; issued and outstanding shares — 17,393,056 and 16,084,721 at September 30, 2017 and December 31, 2016, respectively	17	16
Additional paid-in capital	119,940	113,918
Accumulated deficit	(98,141)	(85,598)
Total stockholders’ equity	21,816	28,336
Total liabilities and stockholders’ equity	$37,376	$45,730

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Collaboration revenue	$7,498	$815	$8,755	$2,832
Operating expenses:
Research and development	4,257	4,531	14,732	16,799
General and administrative	1,847	1,881	5,879	5,934
Total operating expenses	6,104	6,412	20,611	22,733
Income (loss) from operations	1,394	(5,597)	(11,856)	(19,901)
Other income (expense):
Interest expense, net	(223)	(287)	(681)	(871)
Other income (expense), net	(1)	13	(6)	78
Total other income (expense)	(224)	(274)	(687)	(793)
Net income (loss)	$1,170	$(5,871)	$(12,543)	$(20,694)

Net income (loss) per share, basic and diluted	$0.07	$(0.48)	$(0.76)	$(1.70)
Weighted-average shares outstanding, basic	16,828,801	12,227,081	16,550,730	12,200,628
Weighted-average shares outstanding, diluted	17,137,311	12,227,081	16,550,730	12,200,628

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(12,543)	$(20,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,398	2,339
Common stock issued for services	29	—
Depreciation and amortization	41	70
Amortization of debt discount	86	77
Amortization of premium/discount on short-term investments	(6)	4
Noncash interest	267	403
Deferred rent	54	(38)
Deferred revenue	(1,259)	(1,604)
Changes in assets and liabilities:
Prepaid expenses and other assets	(206)	(128)
Accounts payable and accrued expenses	468	(1,619)
Accrued compensation and related expenses	(263)	25
Net cash used in operating activities	(10,934)	(21,165)
Cash flows from investing activities
Purchase of property and equipment	(30)	(3)
Purchases of available-for-sale short-term investments	(8,994)	(8,802)
Proceeds from the maturity of available-for-sale short-term investments	14,705	14,117
Net cash provided by investing activities	5,681	5,312
Cash flows from financing activities
Proceeds from long-term debt	8,000	—
Repayment of long-term debt	(8,850)	(1,000)
Proceeds from sale of common stock	3,610	5,000
Costs paid in connection with sales of common stock	(339)	—
Proceeds from issuance of common stock under equity plans	123	128
Payment of tax withholdings related to net share settlements of vested restricted stock awards	(137)	—
Net cash provided by financing activities	2,407	4,128
Decrease in cash and cash equivalents	(2,846)	(11,725)
Cash and cash equivalents at beginning of period	35,710	41,373
Cash and cash equivalents at end of period	$32,864	$29,648

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

TRACON Pharmaceuticals, Inc. (formerly Lexington Pharmaceuticals, Inc.) (TRACON or the Company) was incorporated in the state of Delaware on October 28, 2004. TRACON is a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, wet age-related macular degeneration and fibrotic diseases. The Company’s lead product candidate is an antibody that binds to the endoglin receptor, which is essential to angiogenesis (the process of new blood vessel formation) and a key contributor to fibrosis (tissue scarring).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TRACON Pharma Limited, which was formed in September 2015 and is currently inactive. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation and Going Concern

As of September 30, 2017, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of September 30, 2017, the Company had an accumulated deficit of $98.1 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At September 30, 2017, the Company had cash, cash equivalents and short-term investments of $35.9 million. Based on the Company’s current business plan, management believes that existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s obligations through mid-2018. The Company’s ability to execute its operating plan beyond mid-2018 depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through cash, cash equivalents and investments on hand, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements, including equity financing through the common stock purchase agreement the Company entered into with Aspire Capital Fund, LLC in March 2017 for the purchase of up to $21.0 million of the Company’s stock over a 30 month period and/or the at-the-market equity offering sales agreement the Company entered into with Stifel, Nicolaus & Company, Incorporated in February 2016 for the sale of up to $25.0 million of the Company’s stock. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements at September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, included in its Annual Report on Form 10-K filed with the SEC on March 1, 2017.

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to revenue recognition, expenses incurred for clinical trials and the valuation of equity awards. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites, CROs and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2017 and 2016, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and comprehensive income (loss) were the same for all periods presented.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average shares of common stock outstanding for the period, as adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 3,368 and 6,980 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2017, respectively, and 7,013 and 5,663 weighted-average shares subject to repurchase for the three and nine months ended September 30, 2016, respectively. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding and the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method.

The following table sets forth a reconciliation of basic and diluted net income (loss) per share (in thousands, except share and per share amount):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$1,170	$(5,871)	$(12,543)	$(20,694)
Denominator:
Weighted average common shares outstanding for basic	16,828,801	12,227,081	16,550,730	12,200,628
Dilutive potential common stock outstanding:
Stock options	308,510	—	—	—
Weighted average common shares outstanding for diluted	17,137,311	12,227,081	16,550,730	12,200,628
Basic and diluted net income (loss) per share	$0.07	$(0.48)	$(0.76)	$(1.70)

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows (in common share equivalents):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Warrants to purchase common stock	103,865	57,173	103,865	57,173
Common stock options and RSUs	1,993,207	1,977,988	2,506,246	1,977,988
ESPP shares	—	—	4,871	3,079
	2,097,072	2,035,161	2,614,982	2,038,240

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2017. The Company plans on adopting this ASU using the modified retrospective approach and is continuing to evaluate the potential impact that this standard will have on its financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new accounting standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard must be adopted using the modified retrospective approach and is effective for public entities for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company does not expect the adoption of ASU 2016-02 to have a material impact on its financial statements and related disclosures.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes an update which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 was effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company adopted the standard in the first quarter of 2017, and has made an accounting policy change to record forfeitures as they occur, which resulted in no change to its financial statements and related disclosures.

2.	Short-Term Investments, Cash Equivalents and Fair Value Measurements

At September 30, 2017, short-term investments consisted of U.S. treasury securities. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

Realized gains and losses from the sale of short-term investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of operations. Realized and unrealized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations. At September 30, 2017, the remaining contractual maturities of all available-for-sale investments were less than one year.

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

Cash equivalents and short-term investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	September 30, 2017				December 31, 2016
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds	$7,463	$—	$—	$7,463	$3,188	$—	$—	$3,188
Certificates of deposit	—	—	—	—	3,655	—	—	3,655
U.S. treasury securities	3,000	—	—	3,000	16,503	—	—	16,503
	$10,463	$—	$—	$10,463	$23,346	$—	$—	$23,346
Classified as:
Cash equivalents				$7,463				$14,643
Short-term investments				3,000				8,703
Total cash equivalents and short-term investments				$10,463				$23,346

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2017
U.S. treasury securities and money market funds, included in cash equivalents and short-term investments	$10,463	$—	$10,463	$—
At December 31, 2016
Certificates of deposit, U.S. treasury securities and money market funds, included in cash equivalents and short-term investments	$23,346	$—	$23,346	$—

3.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Computer and office equipment	$124	$115
Furniture and fixtures	19	19
Leasehold improvements	21	124
	164	258
Less accumulated depreciation and amortization	(93)	(176)
	$71	$82

Depreciation expense related to property and equipment totaled approximately $7,000 and $23,000 for the three months ended September 30, 2017 and 2016, respectively, and $41,000 and $70,000 for the nine months ended September 30, 2017 and 2016, respectively.

4.	Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Long-term debt	$8,000	$8,000
Less debt discount, net of current portion	(271)	(537)
Long-term debt, net of debt discount	7,729	7,463
Less current portion of long-term debt	(2,400)	(333)
Long-term debt, net of current portion	$5,329	$7,130
Current portion of long-term debt	$2,400	$333
Current portion of debt discount	(406)	—
Current portion of long-term debt, net	$1,994	$333

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

In connection with the 2017 Amended SVB Loan, the Company issued SVB a warrant to purchase 46,692 shares of its common stock at an exercise price of $5.14 per share. The warrant is fully exercisable and expires on January 25, 2024.  The fair value of the warrant and the final payment related to the 2017 Amended SVB Loan were recorded as debt discounts and are being amortized to interest expense using the effective interest method over the term of the debt, in addition to the remaining unamortized discounts related to the 2015 Amended SVB Loan.

At September 30, 2017, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
November 14, 2023 through June 4, 2024	38,758	$7.74
May 13, 2022	18,415	$10.86
January 25, 2024	46,692	$5.14
	103,865

Future minimum principal and interest payments under the 2017 Amended SVB Loan, including the final payment, as of September 30, 2017 are as follows (in thousands):

Remaining 2017	$172
2018	3,766
2019	3,489
2020	1,961
9,388
Less interest and final payment	(1,388)
Long-term debt	$8,000

5.	Commitments and Contingencies

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

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and/or sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At September 30, 2017, potential future milestone payments under these agreements, including future milestone payments associated with assets acquired from Janssen Pharmaceutica N.V. should they not exercise their option to regain their rights to certain assets as discussed in Note 7, totaled an aggregate of approximately $126.0 million.

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

In February 2016, the Company entered into an At-the-Market Equity Offering Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel), pursuant to which it may sell from time to time, at its option, up to an aggregate of $25.0 million of the Company’s shares of its common stock through Stifel, as sales agent.  The Company is required to pay Stifel 2.5% of gross proceeds for the common stock sold through the Sales Agreement. During the three and nine months ended September 30, 2017, the Company sold approximately 737,000 shares of common stock through the Sales Agreement with Stifel for gross proceeds of approximately $2.6 million, and approximately $22.4 million of common stock remains available for sale under the Sales Agreement, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period.

During the nine months ended September 30, 2017, the Company issued 53,756 shares of common stock upon the exercise of outstanding stock options and 74,044 shares of common stock upon the vesting of restricted stock units. The Company withheld shares of common stock on the vesting date of certain restricted stock units to settle the employees’ minimum statutory tax obligations for income and other related employment taxes, the payment of which is reported as a financing activity in the unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017.  During the year ended December 31, 2016, the Company issued 9,300 shares of common stock upon the exercise of outstanding stock options.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Risk-free interest rate	—%	—%	2.1%	1.6%
Expected volatility	—%	—%	83%	78%
Expected term (in years)	—	—	6.2	6.3
Expected dividend yield	—%	—%	—%	—%

No stock options were granted to employees during the three months ended September 30, 2017 and 2016. Stock compensation expense for the ESPP was immaterial for the three and nine months ended September 30, 2017.

The allocation of stock-based compensation expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$379	$85	$1,104	$795
General and administrative	418	453	1,294	1,544
	$797	$538	$2,398	$2,339

7.	Collaborations

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. The license agreement provides for various types of payments, including the upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance, reimbursement of certain development costs, milestone payments, and royalties on net product sales. The Company has identified multiple deliverables, which include at inception: (1) a license to patents, information and know-how related to TRC105, (2) technology transfer, (3) collaboration, including technical and regulatory support provided by the Company, (4) manufacturing and supply obligations, and (5) shared chemistry, manufacturing and controls (CMC) development activities. Deliverables 1 and 2 above were substantially delivered at the inception of the agreement, and deliverables 3 through 5 were delivered during the 41-month period over which the Company provided technical and regulatory support to Santen. At inception and through September 30, 2017, the Company has identified one single unit of accounting for all the deliverables under the agreement since the delivered elements do not have standalone value. The Company’s technical and regulatory expertise, including manufacturing and CMC activities, in the development of biologic therapeutics, specifically TRC105, is a significant component of Santen’s ability to utilize the license and know-how related to TRC105. Given the early stage of development of TRC105 for ophthalmology, the Company is the only party capable of performing the level and type of technical and regulatory collaboration services required by Santen under the agreement. As a result, the Company has determined that the license, including the ability to sublicense, and know-how related to TRC105 do not have standalone value to a licensee. As such, the Company recognized revenue for the fixed or determinable collaboration consideration on a straight-line basis over the 41-month period over which it delivered its technical and regulatory support.

In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. The Company has determined that $10.0 million related to the initiation of certain clinical development activities will be based upon its efforts and meet the criteria of substantive milestones and therefore will be recognized as revenue upon achievement of the milestone in accordance with the milestone method of accounting. During the nine months ended September 30, 2017 and the year ended December 31, 2015, development milestones that were deemed substantive milestones at the inception of the arrangement were achieved, and accordingly, the milestone payments of $7.0 million and $3.0 million, respectively, were recognized as revenue. The remaining $145.0 million of potential milestone payments are not substantive milestones as they do not require the efforts of the Company.

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

In connection with the collaboration with Santen, the Company recognized revenue of $7.5 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively, and $8.8 million and $2.8 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The License and Option Agreement may be terminated for uncured breach, bankruptcy, or the failure or inability to demonstrate clinical proof of concept with respect to a particular Program during specified timeframes.  In addition, the License and Option Agreement will automatically terminate (a) with respect to the AR Mutant Program, upon Janssen exercising its option in respect of the AR Mutant Program and making payment of the option exercise fee to the Company or, if Janssen does not exercise the option, upon the expiration of all payment obligations of the Company to Janssen with respect of the AR Mutant Program, and (b) with respect to the NIK Program, upon the Company and Janssen entering into an exclusive license agreement following Janssen’s exercise of its right of first negotiation or, if Janssen’s right of first negotiation with respect to the NIK Program expires and the Company and Janssen have not entered into an exclusive license agreement, upon the expiration of all payment obligations of the Company to Janssen with respect of the NIK Program.  The Company may also terminate a Program or the License and Option Agreement in its entirety without cause, subject to specified conditions.

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

Our other product candidates are TRC205, a preclinical endoglin antibody for the treatment of fibrotic diseases, TRC102, which is a small molecule that is in Phase 2 clinical development for the treatment of mesothelioma and glioblastoma, and two compounds that we licensed from Janssen Pharmaceutica N.V. (Janssen) in September 2016: TRC253, which is a small molecule for which we initiated a Phase 1/2 clinical trial for the treatment of metastatic castration-resistant prostate cancer in March 2017, and TRC694, a small molecule in pre-clinical development for the treatment of myeloma. In March 2014, Santen Pharmaceutical Co. Ltd. (Santen) licensed from us exclusive worldwide rights to develop and commercialize our endoglin antibodies for ophthalmology indications, and in July 2017 Santen initiated dosing in a Phase 2 clinical trial of DE-122 in wet AMD.

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

We have collaborated with the NCI, which selected TRC105 and TRC102 for federal funding of clinical development, as well as Case Western Cancer Center (Case Western) and the University of Alabama – Birmingham. Under these collaborations, NCI sponsored or is sponsoring ten completed or ongoing clinical trials of TRC105 and TRC102, Case Western sponsored two clinical trials of TRC102 and the University of Alabama – Birmingham is sponsoring one clinical trial of TRC105. All TRC105 NCI sponsored trials have been completed. If merited by Phase 2 data, we expect to fund additional Phase 3 clinical trials of TRC105 and TRC102 and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI will sponsor Phase 3 clinical trials in additional indications.

The following chart summarizes our pipeline of product candidates:

The following table summarizes key information regarding ongoing and planned development of our product candidates:

	Phase	Data Expected
TRC105
Ongoing trials:
Angiosarcoma	Phase 3	Interim analysis second half 2018
Renal Cell Carcinoma	Randomized Phase 2	First half 2018
Soft Tissue Sarcoma (including angiosarcoma)	Phase 2	Second half 2017
Gestational Trophoblastic Neoplasia (GTN)	Phase 2	2018
Hepatocellular Carcinoma	Phase 1/2	2018
Lung Cancer (with Opdivo)	Phase 1	2018
Breast Cancer	Phase 1/2	2018
Lung Cancer	Phase 1	2018
Wet AMD (Santen) (DE-122)	Phase 1/2	First half 2018
Wet AMD (Santen) (DE-122)	Phase 2	2019
TRC102
Ongoing trials:
Mesothelioma	Phase 2	2018
Glioblastoma	Phase 2	2018
Solid tumors	Phase 1	2018
Solid tumors (Oral) and Lymphomas	Phase 1/2	2018
Lung Cancer	Phase 1	2018
TRC253
Ongoing trials:
Prostate Cancer	Phase 1/2	2018

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of capital stock, payments received in connection with our collaboration with Santen and commercial bank debt under our credit facilities with Silicon Valley Bank (SVB). At September 30, 2017, we had cash, cash equivalents and short-term investments totaling $35.9 million.

We have incurred losses from operations in each year since our inception. Our net losses were $27.0 million and $24.4 million for the years ended December 31, 2016 and 2015, respectively. At September 30, 2017, we had an accumulated deficit of $98.1 million.

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

2017 Developments

In October, two posters highlighting TRC105 were presented at the 18th World Conference on Lung Cancer hosted by the International Association for the Study of Lung Cancer (IASLC) in Yokohama, Japan. Initial data from patients in the ongoing Phase 1b study of TRC105 in combination with Avastin® (bevacizumab) and chemotherapy for the treatment of non-squamous cell lung cancer were presented. Three of eight (37%) evaluable patients had partial responses by Response Evaluation Criteria in Solid Tumors (RECIST) 1.1, including one patient who achieved an 81% reduction in tumor volume. The study’s complete enrollment of approximately 18 patients is expected by the end of 2018. In addition, investigators at the University of Alabama-Birmingham presented a “trials in progress” poster which detailed the study design of the Phase 1b dose-escalation trial of TRC105 and Opdivo® (nivolumab) in patients with metastatic non-small cell lung cancer that is open for accrual.

In October, we initiated a Phase 1 trial of TRC105 in combination with Opdivo (nivolumab) in patients with non-small cell lung cancer.  The primary outcome of the trial is to determine the safety and tolerability of TRC105 in combination with Opdivo in order to determine a dose for a Phase 2 trial. Endoglin is expressed on activated myeloid derived suppressor cells, and we have observed encouraging activity of TRC105, or its preclinical surrogate antibody, in combination with programmed cell death protein 1 (PD-1) inhibitors in preclinical syngeneic mouse tumor models. We expect that these preclinical data will be presented at a scientific conference in 2018.

In September, we announced the completion of enrollment in the randomized Phase 2b TRC105 and Axitinib in Advanced Renal cell carcinoma (TRAXAR) study that compares treatment with TRC105 and Inlyta® (axitinib) to treatment with single agent Inlyta in patients with clear cell renal cell cancer. Our current tracking of total combined events across both treatment arms indicates we will not achieve the projected 115 events of progression or death by central radiographic review, which will decrease the statistical power of the trial. A planned futility analysis was cancelled by the study’s Independent Data Monitoring Committee given we had completed enrollment. We will continue to monitor total events confirmed by central review in order to continue assessing the expected timing of the data release and we currently expect to report top line progression free survival (PFS) data from the study in the first half of 2018.

In July, Santen initiated a Phase 2a clinical study of DE-122, the ophthalmic formulation of our TRC105 antibody, for the treatment of patients with wet AMD. The Phase 2a AVANTE study is a randomized controlled trial assessing the efficacy and safety of repeated intravitreal injections of DE-122 in combination with Lucentis® (ranibizumab) compared to Lucentis monotherapy in patients with wet AMD. The initiation of the Phase 2a study triggered Santen’s obligation to pay a $7.0 million milestone payment to us which we received in the third quarter. We expect Santen to report data showing the assessment of safety and bioactivity of DE-122 in refractory wet-AMD patients from the Phase 1/2 PAVE study in the first half of 2018.

In June, we reported the following positive clinical results from multiple studies with TRC105 and TRC102 at the American Society of Clinical Oncology (ASCO) 2017 Annual Meeting in Chicago, Illinois:

•

In our Phase 1b trial of TRC105 with Votrient® (pazopanib) in patients with soft tissue sarcoma, it was observed that patients who had greater than a 10% reduction in tumor volume following treatment with TRC105 and Votrient were significantly more likely to have lower baseline levels of soluble intracellular adhesion molecule-1 (ICAM-1) (p=0.018) and thrombospondin-2 (p=0.041). We plan to separately assess these biomarkers as part of the completed 63 patient Phase 2 trial of TRC105 and Votrient in soft tissue sarcoma and in our ongoing randomized Phase 3 trial of TRC105 and Pazopanib versus Pazopanib alone in patients with advanced AngioSarcoma (TAPPAS).

•

In our Phase 1b trial of TRC105 with Inlyta in patients with renal cell carcinoma, it was observed that patients with a partial response by RECIST 1.1 following treatment with TRC105 and Inlyta were more likely to have lower levels of soluble osteopontin (p=0.026) and higher levels of soluble transforming growth factor-β receptor III (p=0.0028). We plan to assess these biomarkers as part of the ongoing randomized Phase 2 TRAXAR study of TRC105 and Inlyta in patients with renal cell carcinoma.

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

In May, the NCI published the results of its completed Phase 1/2 trial of TRC105 and Nexavar® (sorafenib) in patients with hepatocellular cancer (HCC) online in the journal Clinical Cancer Research, which was subsequently published in the September 2018 hard copy edition. These data assessed the overall response rate (ORR) by RECIST across four dose groups.  All observed responses occurred in the two highest dose groups, in which 5 of 15 (33%) patients demonstrated a response.  Four patients had confirmed stable disease, one of whom was treated for 22 months. Median PFS was 3.8 months (95% CI: 3.2-5.6 months) and median overall survival (OS) was 15.5 months (95% CI: 8.5-26.3 months). Nexavar was approved for the treatment of patients with advanced HCC based on median OS of 10.7 months (95% CI: 9.4-13.3 months) versus 7.9 months (95% CI: 6.8-9.1 months) with placebo in the multicenter SHARP trial.  The ORR for Nexavar treatment by RECIST in the SHARP trial was 2%.

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

In March, we entered into a Common Stock Purchase Agreement with Aspire Capital Fund, LLC (Aspire Capital) providing for the sale of up to $21.0 million of shares of our common stock. Under the terms of the Agreement, Aspire Capital made an initial purchase of $1.0 million of our common stock at $4.50 per share. In addition, Aspire Capital has committed to purchase up to $20.0 million of additional shares of our common stock at our request from time to time during a 30-month period beginning on May 1, 2017 and at prices based on the market price of our common stock at the time of each sale.

In February, we initiated dosing in the TAPPAS trial. In January 2017, we announced that it received a SPA agreement from the FDA. The SPA covers the protocol design, clinical endpoints and statistical analysis approach used for the TAPPAS trial. The TAPPAS trial was awarded “Most Innovative Trial Design” for Phase 3 at the 2017 Clinical and Research Excellence Awards.  The trial is designed to enroll 124 patients to provide greater than 80% power to determine an improvement in median progression free survival, or PFS, from 4.0 to 7.3 months using a two-tailed alpha of 0.05, and includes an adaptive design, whereby the conditional power determined at the time of interim analysis may dictate an increase in the sample size to a total of 200 patients or the enrollment of 100 additional patients with cutaneous disease only. Specifically, we expect to conduct an interim analysis when 40 events have occurred in approximately 70 patients. At that time, the result will be categorized as belonging to either favorable, promising, enrichment or unfavorable zones, based on conditional power. The sample size and PFS events needed to complete the trial will be left unchanged in the favorable and unfavorable zones, but will be increased to a total of 200 patients in the promising zone. This will allow more than 80% power to detect a less robust, but still clinically meaningful improvement in PFS between the two arms. In the enrichment zone, the trial would enroll an additional 100 patients with cutaneous disease only, resulting in a total of 170 patients, which would preserve the power to detect the original treatment effect between the two arms in patients with cutaneous disease. We expect the interim analysis to be completed in the second half of 2018.

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

Santen Pharmaceutical Co., Ltd.

In March 2014, we entered into a license agreement with Santen, under which we granted Santen an exclusive, worldwide license to certain patents, information and know-how related to TRC105 (the TRC105 Technology). Under the agreement, Santen is permitted to use, develop, manufacture and commercialize TRC105 products for ophthalmology indications, excluding systemic treatment of ocular tumors. Santen also has the right to grant sublicenses to affiliates and third party collaborators, provided such sublicenses are consistent with the terms of our agreement. Santen has sole responsibility for funding, developing, seeking regulatory approval for and commercializing TRC105 products in the field of ophthalmology.

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of September 30, 2017, we had received $10.0 million in milestones related to development activities. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

Financial Operations Overview

Revenue

Our revenue to date has been derived solely from our March 2014 collaboration with Santen. The terms of this arrangement contain multiple deliverables, which include at inception: (1) a license to patents, information and know-how related to TRC105; (2) technology transfer; (3) collaboration, including technical and regulatory support provided by us; (4) manufacturing and supply obligations; and (5) shared CMC development activities. The license agreement provides that we may receive various types of payments, including an upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance, reimbursement of certain development costs, milestone payments, and royalties on net product sales. In accordance with our revenue recognition policy described in detail below, we have identified one single unit of accounting for all the deliverables under the agreement and recognized revenue for the fixed or determinable collaboration consideration on a straight-line basis over the estimated development period.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Third-party research and development expenses:
TRC105	$2,390	$2,944	$8,423	$11,487
TRC253	305	102	750	102
TRC102	22	97	65	395
TRC694	48	95	342	95
TRC205	—	29	15	71
Total third-party research and development expenses	2,765	3,267	9,595	12,150
Unallocated expenses	1,492	1,264	5,137	4,649
Total research and development expenses	$4,257	$4,531	$14,732	$16,799

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2017. We plan on adopting ASU 2014-09 using the modified retrospective approach and are continuing to evaluate the potential impact that this standard will have on our financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new accounting standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard must be adopted using the modified retrospective approach and is effective for public entities for annual reporting periods beginning after December 15, 2018 with early adoption permitted. We do not expect the adoption of ASU 2016-02 to have a material impact on our financial statements and related disclosures.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Collaboration revenue	$7,498	$815	$6,683
Research and development expenses	4,257	4,531	(274)
General and administrative expenses	1,847	1,881	(34)
Other income (expense)	(224)	(274)	50

Collaboration revenue.  Collaboration revenue was $7.5 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. The increase of $6.7 million was primarily due to the achievement of a development milestone by Santen in July 2017 in connection with our collaboration, which triggered a $7.0 million milestone payment.

Research and development expenses.  Research and development expenses were $4.3 million and $4.5 million for the three months ended September 30, 2017 and 2016, respectively.

General and administrative expenses.  General and administrative expenses were $1.8 million and $1.9 million for the three months ended September 30, 2017 and 2016, respectively.

Other income (expense).  Other expense was $0.2 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016	Change
	(in thousands)
Collaboration revenue	$8,755	$2,832	$5,923
Research and development expenses	14,732	16,799	(2,067)
General and administrative expenses	5,879	5,934	(55)
Other income (expense)	(687)	(793)	106

Collaboration revenue.  Collaboration revenue was $8.8 million and $2.8 million for the nine months ended September 30, 2017 and 2016, respectively. The increase of $5.9 million was primarily due to the achievement of a development milestone by Santen in July 2017 in connection with our collaboration, which triggered a $7.0 million milestone payment.

Research and development expenses.  Research and development expenses were $14.7 million and $16.8 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease of $2.1 million was due primarily to decreased TRC105 drug manufacturing expenses in 2017, offset by increased direct clinical trial expenses due to the initiation of the Phase 3 in angiosarcoma.

General and administrative expenses.  General and administrative expenses were $5.9 million for the nine months ended September 30, 2017 and 2016.

Other income (expense).  Other expense was $0.7 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2017, we had an accumulated deficit of $98.1 million, and we expect to continue to incur net losses for the foreseeable future. We expect that our research and development expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

Common Stock Purchase Agreement with Aspire Capital Fund, LLC

In March 2017, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations of the Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of our common stock. Upon execution of the Purchase Agreement, we sold to Aspire Capital 222,222 shares of common stock at $4.50 per share for proceeds of $1.0 million and Aspire Capital is committed to purchase up to $20.0 million of additional shares of our common stock at our request from time to time during a 30 month period beginning on May 1, 2017 and at prices based on the market price of our common stock at the time of each sale, subject to certain conditions. In consideration for entering into the Purchase Agreement and concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 195,726 shares of our common stock. As of September 30, 2017, we had issued 417,948 shares of common stock to Aspire Capital under the Purchase Agreement for net proceeds of approximately $0.9 million after offering expenses.

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

ATM Facility with Stifel, Nicolaus & Company, Incorporated

In February 2016, we entered into a Sales Agreement with Stifel pursuant to which we may sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through Stifel, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through Stifel, on the Nasdaq Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Stifel will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are obligated to pay Stifel an aggregate sales agent commission equal to 2.5% of the gross proceeds of the sales price for common stock sold under the Sales Agreement. As of September 30, 2017, approximately 737,000 shares of our common stock have been sold under the Sales Agreement and approximately $22.4 million of common stock remains available to be sold, subject to limitations on the amount of securities we may sell under our effective registration statement on Form S-3 within any 12 month period.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(10,934)	$(21,165)
Investing activities	5,681	5,312
Financing activities	2,407	4,128
Decrease in cash and cash equivalents	$(2,846)	$(11,725)

Operating activities.  Net cash used in operating activities was $10.9 million and $21.2 million for the nine months ended September 30, 2017 and 2016, respectively, and was primarily due to our net loss and changes in our working capital, offset by non-cash charges including stock-based compensation.

Investing activities.  Net cash provided by investing activities was $5.7 million and $5.3 million for the nine months ended September 30, 2017 and 2016, respectively, and was primarily due to maturities of short-term investments, offset by purchases of these investments.

Financing activities.  Net cash provided by financing activities was $2.4 million during the nine months ended September 30, 2017 and primarily resulted from $3.3 million in net proceeds received from the issuance of common stock offset by $0.9 million in net repayments on borrowings under our SVB loan agreement. Net cash provided by financing activities was $4.1 million during the nine months ended September 30, 2016 and primarily resulted from $5.0 million in proceeds received from the sale of our common stock to Johnson & Johnson Innovation-JJDC, Inc, offset in part by $1.0 million in repayments under our SVB loan agreement.

Funding Requirements

At September 30, 2017, we had cash, cash equivalents and short-term investments totaling $35.9 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements through mid-2018. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including to complete our ongoing Phase 3 trial in angiosarcoma. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. We may not be successful in raising sufficient additional capital to continue to operate our business.  These uncertainties raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that the accompanying financial statements were issued.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At September 30, 2017, our cash and cash equivalents consist of cash, money market funds and U.S. treasury obligations. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our long-term debt bears interest at a fixed rate.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2017, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of our product candidates, including our most advanced product candidate, TRC105, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $27.0 million and $24.4 million for the years ended December 31, 2016 and 2015, respectively. At September 30, 2017, we had an accumulated deficit of $98.1 million.

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

At September 30, 2017, we had cash, cash equivalents and short-term investments totaling $35.9 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital requirements through mid-2018. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including for the completion of our Phase 3 trial in angiosarcoma. In addition, in 2016 we licensed two early-stage oncology programs from Janssen Pharmaceutica N.V. (Janssen) and are subject to obligations to develop the programs through clinical proof of concept. While we concurrently received a $5.0 million equity investment from an affiliate of Janssen that will help fund the costs of the development activities, we anticipate that we will need additional funds to complete clinical proof of concept for the programs and, to the extent we retain the programs afterwards, to advance the programs through later stages of development. As more fully discussed in Note 1 to the condensed consolidated financial statements included in this report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of one year following the date that these financial statements were issued.

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

In February 2016, we entered into an At-the-Market Equity Offering Sales Agreement, or the Stifel Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $25.0 million of our shares of our common stock through Stifel, as sales agent, subject to limitations on the amount of securities we may sell under our effective registration statement on Form S-3 within any 12 month period. In March 2017, we entered into a Common Stock Purchase agreement, or the Aspire Agreement, with Aspire Capital Fund, LLC, or Aspire, pursuant to which, upon the terms and subject to the conditions and limitations set forth in the Aspire Agreement, Aspire committed to purchase up to an aggregate of $21.0 million of shares of our common stock at our request from time to time. While the Stifel and Aspire agreements provide us with additional options to raise capital through sales of our common stock, there can be no guarantee that we will be able to sell shares under either agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, Stifel is under no obligation to sell any shares of our common stock that we may request to be sold under the Stifel Agreement from time to time, and while Aspire is obligated to purchase shares of our common stock under the Aspire Agreement, the obligation is subject to our satisfaction of various conditions which we may not be able to meet in the future. If sales are made under either the Stifel Agreement or Aspire Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

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

Risks Related to Clinical Development and Regulatory Approval of Our Product Candidates

We are heavily dependent on the success of our lead product candidate TRC105, which is in a later stage of development than our other product candidates. We cannot give any assurance that TRC105 will successfully complete clinical development or receive regulatory approval, which is necessary before it can be commercialized.*

Our business and future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize our lead product candidate TRC105, which is currently in Phase 3 and Phase 2 development for the treatment of multiple solid tumor types. Any delay or setback in the development of any of our product candidates, particularly TRC105, could adversely affect our business and cause our stock price to decline. We cannot assure you that our planned clinical development for TRC105 will be completed in a timely manner, or at all, or that we or our partner Santen or any additional future partners, will be able to obtain approval for TRC105 from the FDA or any foreign regulatory authority. We obtained Special Protocol Assessment (SPA) agreement from the FDA on our clinical trial design for the Phase 3 trial of TRC105 in angiosarcoma, but that agreement may not ensure that the FDA approves TRC105 for angiosarcoma, even if the trial is successful. In addition, while we have the right to terminate our long-term manufacturing agreement with Lonza Sales AG, or Lonza, if we were to cease the TRC105 program, we may still be required to pay batch cancellation fees that could harm our financial position and ability to continue development of our other drug candidates. Even if TRC105 is approved, if it is not approved in indications that justify the minimum number of batches we are required to purchase from Lonza following regulatory approval, our ability to commercialize TRC105 profitably would be harmed.

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

Even if our product candidates demonstrate favorable results in ongoing or planned Phase 1 and 2 clinical trials, many product candidates fail to show desired safety and efficacy traits in late-stage clinical trials despite having progressed through earlier trials. In addition to the inherent safety and efficacy traits of our product candidates, clinical trial failures may result from a multitude of factors including flaws in trial design, manufacture of clinical trial material, dose selection and patient enrollment criteria. For example, we recently determined that we will not achieve the projected 115 events of progression or death by central radiographic review, which will decrease the statistical power of our ongoing randomized Phase 2 clinical trial of TRC105 and Inlyta in renal cell carcinoma, which will decrease the power of the trial to detect a statistically significant improvement in efficacy versus Inlyta alone. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval.

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

Phase 1 or Phase 2 clinical trials of TRC105 and TRC102 conducted to date have generated AEs related to the study drug, some of which have been serious. The most common AEs identified to date and related to TRC105 have been anemia, dilated small vessels in the skin and mucosal membranes (which may result in nosebleeds and bleeding of the gums), headache, fatigue and gastrointestinal and other symptoms during the initial infusion of TRC105. While we have not observed an exacerbation of side effects commonly associated with VEGF inhibitors in clinical trials of TRC105 in combination with a VEGF inhibitor, it is possible that future trials, including larger and lengthier Phase 3 clinical trials, may show this effect due to both drugs acting to inhibit angiogenesis simultaneously. Because our development and regulatory approval strategy for TRC105 is focused on combining TRC105 with VEGF inhibitors, if we encountered safety issues associated with combining TRC105 with VEGF inhibitors, it would be a significant setback for our development program and our ability to obtain regulatory approval for TRC105 may be adversely impacted. The most common AE identified in our clinical trials of TRC102 has been anemia.  TRC253 has not previously been tested in humans, and it is possible that we could observe AEs in our Phase 1 study of TRC253 that would preclude further development or cause Janssen to not exercise its option to regain rights to the program.

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

We also expect to target specific patient populations with TR253 and TRC694 and expect to continue to develop companion diagnostic tests in prostate cancer and myeloma, respectively, to improve selection of susceptible patients. If we are unable to establish a companion diagnostic for either of these treatments, our ability to successfully identify target patient populations for future clinical development may be limited.

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

For TRC105, we have relied on Lonza for drug substance clinical supply manufacture. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including filling into vials, shipping and storage.  For our clinical stage pipeline programs, while we believe that our existing supplies of drug product and our contract manufacturing relationships will be sufficient to accommodate clinical trials through Phase 3 for TRC105, Phase 2 for TRC102, and to proof of concept for TRC253, there can be no guarantee that lack of clinical supplies will not force us to delay or terminate any of our ongoing or planned clinical trials.

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

We depend in part on NCI and other third party sponsors to advance clinical development of TRC105 and TRC102.*

NCI is currently sponsoring and funding four clinical trials involving TRC102. The University of Alabama, Birmingham Cancer Center, or UAB, is also funding trials with TRC105 in breast cancer and lung cancer. In addition, Case Western has sponsored and funded two separate clinical trials involving TRC102. The advancement of our product candidates depends in part on the continued sponsorship and funding of clinical trials by these organizations, as our resources and capital would not be sufficient to conduct these trials on our own. None of these third party sponsors are obligated to continue sponsorship or funding of any clinical trials involving our product candidates and could stop their support at any time. If these third party sponsors ceased their support for our product candidates, our ability to advance clinical development of our product candidates could be limited and we may not be able to pursue the number of different indications for our product candidates that are currently being pursued.

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

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of September 30, 2017, we are the exclusive licensee of six issued U.S. patents, one pending U.S. patent application, and ten issued non-U.S patents and two pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.” We are also the exclusive licensee of pending applications, which have not yet published, related to TRC253 and TRC694.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.*

Third party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act or ACA, was enacted. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of Congress has put forth multiple bills this year designed to repeal or repeal and replace portions of the ACA, although none of these measures has been enacted by Congress to date. The Trump administration and Congress will likely continue to seek legislative and regulatory changes, including repeal and replacement of certain provisions of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, administrative, civil and/or criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of September 30, 2017, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned over 50% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

TRACON Pharmaceuticals, Inc.

Date: November 7, 2017	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: November 7, 2017	/s/ Patricia L. Bitar, C.P.A.
Patricia L. Bitar, C.P.A.
Chief Financial Officer (principal financial and accounting officer)