Form 10-K
period 2017-12-31
Tracon Pharmaceuticals, Inc.
filed 2018-03-01
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).      Yes ☐    No ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $32.7 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2017 of $2.40 per share.

The number of outstanding shares of the registrant’s common stock as of February 9, 2018 was 17,749,947.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2017.

TRACON Pharmaceuticals, Inc.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2017

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer and wet age-related macular degeneration, or wet AMD. We are a leader in the field of endoglin biology and are using our expertise to develop antibodies that bind to the endoglin receptor. Endoglin is essential to angiogenesis, the process of new blood vessel formation required for solid cancer growth and wet AMD. We are developing our lead product candidate, TRC105 (carotuximab), an endoglin antibody, for the treatment of multiple solid tumor types in combination with inhibitors of the vascular endothelial growth factor, or VEGF, pathway. The VEGF pathway regulates vascular development in the embryo, or vasculogenesis, and angiogenesis. We believe treatment with TRC105 in combination with VEGF inhibitors may improve survival in cancer patients when compared to treatment with a VEGF inhibitor alone.  TRC105 has been studied in ten completed Phase 2 clinical trials and three completed Phase 1 clinical trials, and is currently being dosed in one Phase 3 clinical trial, five Phase 2 clinical trials and three Phase 1 clinical trials. Our TRC105 oncology clinical development plan is broad and involves a tiered approach. We are initially focused on angiosarcoma which is a tumor that highly expresses endoglin, the target of TRC105, and therefore may be more responsive to treatment with TRC105. We have seen complete durable responses in this tumor type and are currently enrolling the international multicenter Phase 3 TAPPAS trial in angiosarcoma. We obtained Special Protocol Assessment (SPA) agreement from the U.S. Food and Drug Administration (FDA) on our clinical trial design for the Phase 3 trial in angiosarcoma and also incorporated scientific advice from the European Medicines Agency (EMA) regarding the adequacy of the trial design.  We also received orphan drug designation from the FDA and the EMA for TRC105 for the treatment of soft tissue sarcoma, including angiosarcoma, in 2016.

The next tier of TRC105 development includes two ongoing Phase 2 trials; one in renal cell carcinoma, which is a randomized trial expected to produce top-line data in mid-2018, and another in hepatocellular carcinoma, that is expected to produce top-line data in the first half of 2019.  Positive data from either of these Phase 2 trials could enable Phase 3 development. We consider these indications attractive because the endpoints for regulatory approval may be attained more quickly than the endpoints for other indications. We also expect that these initial indications would be for the same lines of treatment for which the companion VEGF inhibitor is approved.

Finally, the third tier of TRC105 development includes large indications including ongoing Phase 1 trials in lung cancer, a Phase 1/2 trial in breast cancer and a Phase 2 trial in prostate cancer. Positive data in these larger indications would enable further development. In addition, based on positive preclinical data that we expect to be presented in 2018, we initiated dosing of a Phase 1 trial of TRC105 in combination with Opdivo® (nivolumab), an inhibitor of the programmed death receptor 1 (or PD-1) checkpoint pathway, in patients with lung cancer.

In December 2017, we granted Ambrx, Inc. (Ambrx) exclusive rights to develop and commercialize TRC105 in all indications (excluding ophthalmology) in China (including Hong Kong and Macau) and Taiwan. We received an upfront payment of $3.0 million, and are eligible to receive development and regulatory milestones of up to $10.5 million, and commercial sales milestones of up to $130.0 million. We are also eligible to receive tiered royalties from the high single digits to low teens on net sales of TRC105 in the Ambrx territories.  We expect Ambrx to file an Investigational New Drug application with China’s FDA for the initiation of clinical trials with TRC105 for patients with angiosarcoma in 2018, and to lead development of TRC105 in hepatocellular carcinoma, a disease which is more common in China than in Western countries.

We have produced a formulation of TRC105 (called DE-122 for ophthalmology indications), which is being developed for the treatment of wet AMD, the leading cause of blindness in the Western world. In March 2014, Santen licensed from us exclusive worldwide rights to develop and commercialize our endoglin antibodies, including TRC105, for ophthalmology indications. In June 2015, Santen filed an Investigational New Drug, or IND, application with the FDA for the initiation of clinical studies for DE‐122 in patients with wet AMD. The Phase 1/2 PAVE trial of DE-122 was successfully completed in 2017 and top line safety and bioactivity data were presented at the 15th Annual Angiogenesis, Exudation, and Degeneration meeting on February 10 in Miami, Florida organized by the Bascom Palmer Eye Institute. The open-label, dose-escalation, sequential-cohort Phase 1/2 study assessed the safety, tolerability and bioactivity, of a single intravitreal injection of DE-122 at four dose levels in 12 patients (n=3 per dose) with wet AMD refractory to VEGF inhibitors.   Serious adverse events were not reported. One adverse event of yellowish deposits in the vitreous was reported to be related to DE-122 in cohort 2 of 4, that spontaneously resolved. Eight of twelve refractory wet AMD patients demonstrated signs of bioactivity, as evidenced by improved visual acuity, decreased macular edema or decreased fluorescein leak by angiography, following treatment with DE-122 followed by a single dose of the VEGF inhibitor treatment used prior to study entry.  In July 2017, Santen initiated the Phase 2a AVANTE clinical study of DE-122 for the treatment of patients with wet AMD. The Phase 2a AVANTE study is a randomized controlled trial assessing the efficacy and safety of repeated intravitreal injections of DE-122 in combination with Lucentis® (ranibizumab) compared to Lucentis monotherapy in patients with wet AMD.

Our second clinical stage product oncology candidate is TRC102, a small molecule being developed for the treatment of mesothelioma, lung cancer and glioblastoma. TRC102 is in clinical development to reverse resistance to specific chemotherapeutics by inhibiting base‑excision repair, or BER. In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy, including agents approved for the treatment of lung cancer and glioblastoma. TRC102 is being studied in Phase 2 trials with Temodar (temozolomide) in patients with glioblastoma, with Temodar in patients with ovarian, colorectal and lung cancer, and with Alimta (pemetrexed) in patients with mesothelioma, in addition to two ongoing Phase 1 trials.

We are also developing TRC253 and TRC694, small molecule compounds we licensed from Janssen Pharmaceutica N.V. (Janssen) in September 2016. TRC253 is being developed for the treatment of men with prostate cancer, and is a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR) and multiple AR mutant receptors containing point mutations that cause drug resistance to currently approved treatments. We filed an IND in December 2016, which was cleared by the FDA in January 2017, and initiated a Phase 1/2 clinical trial for the treatment of metastatic castration-resistant prostate cancer in March 2017. We expect to open the Phase 2 portion of this study in mid-2018 and complete the Phase 2 portion of the trial in 2019. Until 90 days after we complete the initial Phase 1/2 study, Janssen has an exclusive option to reacquire full rights to TRC253 for an upfront payment of $45.0 million to us, and obligations to make regulatory and commercialization milestone payments totaling up to $137.5 million upon achievement of specified events and a low single-digit royalty. If Janssen does not exercise its exclusive option to reacquire the program, we would then retain worldwide development and commercialization rights, in which case we would be obligated to pay Janssen a total of up to $45.0 million in development and regulatory milestones upon achievement of specified events, in addition to a low single digit royalty.

TRC694 is a novel, potent, orally bioavailable inhibitor of NF-kB inducing kinase (NIK), which is intended for the treatment of patients with hematologic malignancies, including myeloma. We are conducting preclinical activities, including formulation development and expect to file an IND for TRC694 in 2019.

We operate a product development platform that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance and regulatory affairs groups are responsible for significant aspects of our clinical trials, including site monitoring, regulatory compliance, database management and clinical study report preparation. We use this internal resource to minimize the costs associated with hiring contract research organizations, or CROs, to manage clinical, regulatory and database aspects of the clinical trials that we sponsor. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which expedites patient enrollment and access to patient data as compared to a CRO-managed model, and we have leveraged this capital efficient model in our international clinical trials. In addition, we have an experienced chemistry, manufacturing and controls (CMC) group that completes our product development platform.

We have collaborated with the National Cancer Institute (NCI), which selected TRC105 and TRC102 for federal funding of clinical development, as well as Case Western Cancer Center (Case Western), the University of Alabama – Birmingham and Cedars-Sinai Medical Center. Under these collaborations, NCI sponsored or is sponsoring ten completed or ongoing clinical trials of TRC105 and TRC102, Case Western sponsored two clinical trials of TRC102, the University of Alabama – Birmingham is sponsoring one clinical trial of TRC105, and Cedars-Sinai Medical Center is sponsoring one clinical trial of TRC105. All TRC105 NCI sponsored trials have been completed. If merited by Phase 2 data, we expect to fund additional Phase 3 clinical trials of TRC105 and TRC102 and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI will sponsor Phase 3 clinical trials in additional indications.

The following table summarizes key information regarding ongoing development of our product candidates:

	Phase	Data Expected
TRC105
Angiosarcoma	Phase 3	Interim analysis second half 2018
Renal Cell Carcinoma	Randomized Phase 2	Mid 2018
Gestational Trophoblastic Neoplasia (GTN)	Phase 2	2018
Hepatocellular Carcinoma	Phase 1/2	2019
Lung Cancer (with Opdivo)	Phase 1	2018
Breast Cancer	Phase 1/2	2018
Lung Cancer	Phase 1	2018
Prostate Cancer	Phase 2	2019
Wet AMD (Santen) (DE-122)	Randomized Phase 2	2019
TRC102
Mesothelioma	Phase 2	2019
Glioblastoma	Phase 2	2018
Solid tumors	Phase 1	2019
Solid tumors and Lymphomas	Phase 1/2	2018
Lung Cancer	Phase 1	2019
TRC253
Prostate Cancer	Phase 1/2	2018

Our goal is to be a leader in the development of targeted therapies for patients with cancer and other diseases of high unmet medical need. As key components of our strategy, we intend to:

•

Focus the initial tier of clinical development of TRC105 on oncology indications that highly express endoglin and have demonstrated durable complete responses to treatment, and have potential reduced time to regulatory approval. We initiated dosing in 2017 and are currently enrolling our international multicenter randomized Phase 3 TAPPAS clinical trial of TRC105 in angiosarcoma, a type of soft tissue sarcoma that highly expresses endoglin, in combination with the approved VEGF inhibitor Votrient® (pazopanib) versus single agent Votrient.  We expect an interim analysis in the second half of 2018 that will determine the final sample size and expect top line data in 2019. We obtained SPA agreement from the FDA on our clinical trial design for the Phase 3 TAPPAS trial in angiosarcoma and also incorporated scientific advice from the EMA regarding the adequacy of the trial design. The primary endpoint of the trial is progression-free survival, or the time a patient lives without the cancer progressing, rather than overall survival. A progression-free survival primary endpoint can be achieved sooner than an overall survival endpoint, thereby reducing the time to complete the clinical trial and submit applications for regulatory approval. We also received orphan drug designation from the FDA and the EMA for TRC105 for the treatment of soft tissue sarcoma, including angiosarcoma, in 2016.

•

Focus the second tier of clinical development of TRC105 on oncology indications that have potential reduced time to regulatory approval. We plan to continue ongoing Phase 2 development of TRC105 in combination with approved VEGF inhibitors in the oncology indications of renal cell carcinoma and hepatocellular carcinoma, both of which are associated with reduced time to achieve the endpoints necessary for regulatory approval, with the goal of enabling one or more Phase 3 clinical trials in these indications. The FDA has granted approval for drugs in renal cell carcinoma based on a primary endpoint of progression-free survival (PFS), rather than overall survival. Although the endpoint for approval for hepatocellular carcinoma is overall survival, this endpoint is typically reached sooner for hepatocellular carcinoma than for many other solid tumors. We expect top line PFS data from the randomized trial in renal cell cancer in the mid-2018.  We reported early response data from the multicenter trial of TRC105 and sorafenib in hepatocellular carcinoma in January 2018 and expect to report full data in 2019.

•

Focus the third tier of clinical development of TRC105 on large market oncology indications. To maximize the commercial opportunity of TRC105, we intend to continue developing TRC105 in additional oncology indications with large patient populations. We initiated dosing in a Phase 1 trial of TRC105 in combination with Opdivo in lung cancer in 2017, a Phase 1 trial of TRC105 in combination with chemotherapy and Avastin® in lung cancer in 2016 and a Phase 1/2 trial of TRC105 with Afinitor® (everolimus) and Femara® (letrozole) in breast cancer in 2016. We expect top-line data in the lung cancer studies and breast cancer study in 2018 and if positive, could enable further development.

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

•

Support Santen during clinical development to advance DE-122 in wet AMD. We are using our expertise in the development of endoglin antibodies to assist Santen in the development of DE-122. Santen filed an IND in June 2015 for the development of DE-122, reported safety and bioactivity data from the Phase 1/2 PAVE trial of DE-122 in February 2018, and is currently enrolling wet AMD patients into the Phase 2a AVANTE trial of DE-122.

•

Support Ambrx during filing of an IND in China for TRC105 and initiation of clinical development. We are using our expertise to assist Ambrx in their filing of an IND in China so they may begin clinical development of TRC105 in China.

•

Continue development of TRC253 in patients with prostate cancer. We filed an IND in December 2016 for TRC253 that was cleared by the FDA in January 2017, and initiated dosing in a Phase 1/2 clinical trial of TRC253 in the first half of 2017 in castration-resistant prostate cancer patients. We expect to open the Phase 2 portion of the study in mid-2018.

•	Continue preclinical development of TRC694. We plan to conduct preclinical activities for TRC694 to enable filing of an IND in 2019.

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

Our Lead Product Candidate– TRC105

Rationale for Developing Endoglin Antibodies to Treat Cancer and Wet AMD

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

There are several FDA-approved anti-angiogenesis drugs that inhibit the VEGF pathway, with over $10.0 billion in reported aggregate worldwide sales in oncology in 2017. VEGF inhibitors are approved in the following oncology indications, among others:

•

Soft Tissue Sarcoma, including angiosarcoma.  The American Cancer Society, or the ACS, estimates there were approximately 12,000 new cases of soft tissue sarcoma in the United States in 2017 with more than 4,900 deaths. Localized tumors are curable, but patients with metastatic disease have a median survival of approximately 12 months following diagnosis. Standard systemic chemotherapy regimens are poorly tolerated and of limited usefulness with response rates of approximately 20% to 30%. Votrient, a small molecule VEGF inhibitor, was approved in the United States for the second line treatment of soft tissue sarcoma in 2013. Votrient is also approved for angiosarcoma where there are an estimated 600 cases annually in the United States and 1,200 cases annually in the European Union.

•

Renal Cell Carcinoma.  The ACS estimates there were 63,990 new cases of renal cell carcinoma in the United States in 2017 with 14,400 deaths. Sutent® (sunitinib), Nexavar® and Votrient are small molecule VEGF inhibitors approved as single agents for the first line treatment of advanced or metastatic renal cell carcinoma, Inlyta® (axitinib) and Cabometyx® (cabozantanib), Lenvima® (levatinib) are small molecule VEGF inhibitors approved for second line treatment, Avastin is approved with interferon. Opdivo and the mammalian target of rapamycin (mTOR) inhibitors Afinitor (everolimus) and Torisel® (temsirolimus) are also approved.  Inlyta was approved in 2012 for the treatment of renal cell carcinoma, with reported global sales of $339 million in 2017.

•

Hepatocellular Carcinoma.  The ACS estimates there were 40,710 new cases of hepatocellular carcinoma in the United States in 2017 with 28,920 deaths. The only drug approved in the United States for the first line treatment of hepatocellular carcinoma is the VEGF inhibitor Nexavar. In 2016, reported global sales of Nexavar were $1.0 billion worldwide. Stivarga® (regorafenib) and Opdivo are approved following prior Nexavar treatment.

•

Colorectal Cancer.  The ACS estimates there were 135,430 new cases of colon cancer or rectal cancer in the United States in 2017 with 50,260 deaths. Avastin is approved with chemotherapy for the first and second line treatment of patients with metastatic colorectal cancer, Cyramza® (ramucirumab) is approved with chemotherapy for second line treatment of patients with metastatic colorectal cancer, and Zaltrap® (ziv-aflibercept) is approved with chemotherapy for the second line treatment of patients with metastatic colorectal cancer. Stivarga (regorafenib) is approved following prior treatment with chemotherapy and VEGF inhibitor.

•

Non-Small Cell Lung Cancer.  The ACS estimates there were 222,500 new cases of lung cancer in the United States in 2017 with 155,870 deaths. Avastin is approved for the first line treatment of patients with locally advanced, recurrent, or metastatic non-squamous non-small cell lung cancer, in combination with chemotherapy and Cyramza is approved for the treatment of patients with metastatic non-small cell lung cancer.

TRC105 Development in Oncology

Clinical Development Overview

TRC105 is our investigational novel human chimeric IgG1 monoclonal antibody that is currently being dosed weekly or every two weeks by intravenous, or IV, infusion in clinical trials. Commercialized chimeric antibodies include Rituxan® (rituximab), Erbitux® (cetuximab) and Adcetris® (brentuximab vedotin), which collectively had reported global sales of over $7.0 billion in 2017.

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

TRC105 is being studied in eight ongoing clinical trials in combination with either VEGF inhibitors, PD-1 inhibitor, chemotherapy, or anti-androgens and has been studied in 13 completed clinical trials as a single agent or with VEGF inhibitors. The following table summarizes certain key information regarding our clinical trials of TRC105 in cancer patients:

Ongoing Clinical Trials of TRC105

			Companion	Design
Phase	Indication	Sponsor	Treatment	(Number of Patients)
3	Angiosarcoma	TRACON	Votrient	Randomized (Up to 200)
2*	Clear cell renal cell carcinoma	TRACON	Inlyta	Randomized (150)
2	GTN	TRACON	Avastin	Single Arm (5)
1	Lung cancer	TRACON	Opdivo	Dose escalation portion and single arm portion (up to 18)
1/2	Hepatocellular carcinoma	TRACON	Nexavar	Dose escalation portion and single arm portion (up to 33)
1/2	Breast cancer	UAB	Afinitor and Femara	Dose escalation portion and single arm portion (up to 35)
1	Lung cancer	TRACON	Taxol, Carboplatin and Avastin	Dose escalation (18)
2	Prostate cancer	Cedars-Sinai	Zytiga or Xtandi	Parallel cohort single arm (40)

*

This trial was designed with a Phase 1 open-label portion, which demonstrated that the recommended single agent dose of TRC105 could be administered in combination with the approved dose of the companion VEGF inhibitor.

Ongoing or Recently Completed Clinical Trials of TRC105

Phase 3 TAPPAS Randomized Clinical Trial of TRC105 with Votrient in Patients with Angiosarcoma

We initiated dosing in and are currently enrolling a randomized multicenter international Phase 3 TAPPAS clinical trial of TRC105 following SPA agreement from the FDA and scientific advice from the EMA regarding the adequacy of the trial design.  The trial compares single agent Votrient, an approved VEGF inhibitor, to the combination of Votrient and TRC105, in patients with cutaneous and non-cutaneous angiosarcoma. The primary endpoint is PFS as assessed by Response Evaluation Criteria in Solid Tumors (RECIST) 1.1 with overall survival as a secondary endpoint. The trial is designed to enroll 124 patients to provide greater than 80% power to determine an improvement in median PFS from 4.0 to 7.3 months using a two-tailed alpha of 0.05, and includes an adaptive design, whereby the conditional power determined at the time of interim analysis may dictate an increase in the sample size to a total of 200 patients or the enrollment of 100 additional patients with cutaneous disease only. We expect the interim analysis to be completed in the second half of 2018.

Phase 2 Randomized Clinical Trial of TRC105 with Inlyta in Patients with Clear Cell Renal Cell Carcinoma

We are conducting a two-part multicenter international Phase 2 clinical trial of TRC105 in combination with Inlyta, an approved VEGF inhibitor, in patients with advanced or metastatic renal cell carcinoma (RCC). We completed enrollment of Part 1 of the trial which was conducted at five sites in the United States and enrolled 18 patients, and based on the tolerability and anti-tumor activity observed in Part 1 of the trial, Part 2 began in November 2014.  We completed enrollment of 150 advanced clear cell renal cell carcinoma patients in 2017 for the Part 2 portion of the trial at approximately 50 sites in the United States and Europe to compare TRC105 in combination with Inlyta to single agent Inlyta. The patients were randomly allocated in equal numbers to the two treatment arms, and the primary endpoint of the Part 2 portion of the trial is PFS as assessed by RECIST 1.1. We expect to perform the final analysis of PFS upon the occurrence of approximately 80 events confirmed by the independent central review committee, which should provide 80% power to detect an improvement in PFS from 4.8 months with Inlyta to 7.7 months with the combination of TRC105 and Inlyta. A planned futility analysis was cancelled in 2017 by the study’s Independent Data Monitoring Committee given we had completed enrollment. We will continue to monitor total events confirmed by central review in order to continue assessing the expected timing of the data release and we currently expect to report top line PFS data from the study in mid-2018.

The updated results from the Phase 1b clinical trial combining TRC105 with Inlyta in patients with advanced or metastatic RCC were presented at the European Society for Medical Oncology (ESMO) 2016 Congress. Median PFS of 11.3 months was observed in all RCC patients in the study, including those patients with clear cell RCC, the most prevalent form of RCC. An objective response rate (ORR) of 29% was also seen in the trial. For comparative purposes, median PFS observed in the large subgroup of VEGFR TKI-refractory patients treated with Inlyta (n=194) in the Inlyta AXIS Phase 3 study in second line clear cell RCC patients (a separate trial) was 4.8 months and ORR was 11.3%.

Maximum percentage change in target lesion size in renal cell carcinoma patients treated with TRC105 and Inlyta

Phase 2 Clinical Trial of TRC105 with Votrient in Patients with Soft Tissue Sarcoma

We conducted a two-part Phase 2 clinical trial of TRC105 in combination with Votrient, an approved VEGF inhibitor, in patients with advanced soft tissue sarcoma. Part 1 of the trial completed enrollment of 18 evaluable patients. TRC105 and Votrient demonstrated encouraging preliminary signs of activity in a highly pretreated population, including partial responses by Choi criteria in six of 18 (33%) patients, including a complete response by RECIST 1.1 that was sustained for over two years in a patient with cutaneous angiosarcoma.

Based on the tolerability and anti-tumor activity observed, Part 2 of the trial began enrollment in September 2014. Part 2 of the trial completed accrual of the planned 63 patients at eight sites in the United States in November 2015, and top-line data indicate that median PFS unstratified by histology or tumor endoglin expression (3.9 months) was similar to the PFS expected for Votrient alone, based on data from the Votrient Phase 3 PALETTE trial in soft tissue sarcoma. However, median PFS in patients with angiosarcoma was superior to that reported in five prior trials of single agent VEGF inhibitors.  Therefore, additional angiosarcoma patients were enrolled, such that 18 in total were treated initially with the combination of TRC105 and Votrient and nine were treated with single agent TRC105 followed by the combination of TRC105 and Votrient at progression. PFS in patients treated with single agent TRC105 was similar to the PFS reported following treatment with single agent VEGF inhibitors in angiosarcoma. However, PFS and complete response rate with the combination of TRC105 and Votrient was superior to prior studies of single agent VEGF inhibitors in angiosarcoma.

Updated data were presented in November 2017 at the Connective Tissue Oncology Society (CTOS) annual meeting for the 18 angiosarcoma patients treated with the combination of TRC105 and Votrient, two of whom had complete responses to treatment. Median PFS was 7.8 months in 13 VEGF inhibitor naïve angiosarcoma patients treated with the combination of TRC105 and Votrient using either 10 mg/kg weekly dosing or the hybrid dosing schedule of TRC105. The median PFS compared favorably to the median PFS of 1.8 to 3.8 months reported in five studies of single agent VEGF inhibitors (including Votrient) in patients with angiosarcoma. In the 17 patients who received prior treatment for metastatic disease, treatment duration on TRC105 and Votrient exceeded treatment duration of the most recent prior therapy in seven of 12 VEGF naïve angiosarcoma patients and two of five patients who received a prior VEGF inhibitor as part of their most recent therapy. TRC105 administered at its recommended Phase 2 dose of 10 mg/kg weekly was well-tolerated in combination with Votrient at its approved dose, which allowed for prolonged dosing without an increase in the frequency or severity of adverse events typical of each individual drug.

Phase 1/2 Clinical Trial of TRC105 with Nexavar in Patients with Hepatocellular Carcinoma

We are currently enrolling patients with advanced or metastatic hepatocellular carcinoma in a Phase 1/2 clinical trial of TRC105 in combination with Nexavar, which is approved for the treatment of hepatocellular carcinoma. In January 2018, data were presented at the ASCO 2018 Gastrointestinal Cancers Symposium for the initial patients enrolled in the Phase 1/2 trial. Partial response, ongoing at this time, by RECIST 1.1 occurred in 2 of 8 (25%) evaluable patients and a reduction of 50% or greater in alpha fetoprotein (AFP) concentration occurred in 3 of 8 (38%) evaluable patients. Reduction in AFP, a tumor marker expressed in patients with HCC, in early treatment may help identify a favorable response to treatment and was observed in both cases of partial response. Adverse events characteristic of each drug did not increase in frequency or severity when the drugs were administered concurrently.

Phase 1 Clinical Trial of TRC105 with Opdivo in Patients with Metastatic Non-Small Cell Lung Cancer.

We initiated dosing in a Phase 1 clinical trial of TRC105 in combination with Opdivo for the treatment of non-small cell lung cancer in late 2017. The trial is enrolling up to 18 patients that have received prior chemotherapy but not received a PD-1 inhibitor previously.  The primary outcome of the trial is to determine the safety and tolerability of TRC105 in combination with Opdivo in order to determine a dose for a Phase 2 trial. Endoglin is expressed on activated myeloid derived suppressor cells, and we have observed encouraging activity of TRC105, or its preclinical surrogate antibody, in combination with PD-1 inhibitors in preclinical syngeneic mouse tumor models.  We expect that these preclinical data will be presented at a scientific conference in 2018 and expect to report clinical data in the second half of 2018.

Phase 2 Clinical Trial of TRC105 with Afinitor and Femara in Postmenopausal Women with Newly Diagnosed Local or Locally Advanced Potentially Resectable Hormone-Receptor Positive and Her-2 Negative Breast Cancer

The University of Alabama, Birmingham Cancer Center, or UAB, is conducting a two-part Phase 2 clinical trial of TRC105 as a neoadjuvant in combination with Afinitor and Femara, each of which is approved for the treatment of breast cancer. The trial is enrolling patients with locally advanced breast cancer who will receive TRC105 in combination with Afinitor and Femara prior to surgical removal of the tumor. Part 1 of the trial is expected to enroll up to 18 patients to determine whether TRC105 can be administered safely concurrently with Afinitor and Femara and assess pharmacokinetic parameters. Part 2 of the trial is expected to enroll up to 20 patients with locally advanced potentially resectable hormone-receptor positive and Her-2 negative breast cancer to determine the pathologic complete response rate and downstaging rate, or rate of tumor size reduction, at the time of surgery. We expect to report data in 2018.

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

In October 2017, initial data from non-squamous cell lung cancer patients treated with TRC105 in combination with Avastin and chemotherapy were presented at the 18th World Conference on Lung Cancer hosted by the International Association for the Study of Lung Cancer (IASLC) in Yokohama, Japan. Three of eight (37%) evaluable patients had partial responses by RECIST 1.1, including one patient who achieved an 81% reduction in tumor volume. We expect the University of Alabama - Birmingham to report additional clinical data in 2018.

Phase 2 Clinical Trial of TRC105 with Zytiga and with Xtandi in Prostate Cancer Patients Progressing on Therapy

Cedars-Sinai Medical Center is conducting a Phase 2 clinical trial consisting of parallel single arm cohorts of TRC105 in combination with Zytiga (abiraterone) or TRC105 in combination with Xtandi (enzalutamide), in patients who have biochemical but not radiographic progression on prior Zytiga or Xtandi treatment, respectively.  The trial is expected to enroll up to 20 patients with metastatic castrate resistant prostate cancer into each cohort. The primary outcome measure is the proportion of participants with stabilization of disease for at least 2 months or disease improvement at any time from start of combination therapy by radiographic and/or biochemical criteria through treatment completion, up to an estimated period of 24 months. We expect Cedars-Sinai Medical Center to report data in 2019.

Recently Completed Clinical Trials of TRC105

Phase 2 Clinical Trial of TRC105 with Nexavar in Patients with Hepatocellular Carcinoma

NCI conducted a two-part Phase 2 clinical trial of TRC105 in combination with Nexavar, an approved VEGF inhibitor, in 27 patients with hepatocellular carcinoma. Part 1 of the trial was completed following the enrollment of 20 patients with hepatocellular carcinoma, 15 of which were evaluable by RECIST 1.1, and Part 2 of the trial was initiated in the third quarter of 2014 and enrolled 22 patients. Part 1 of the trial was designed as an ascending dose trial with an expansion stage with the primary endpoint of evaluating the safety and tolerability of 3, 6, 10 and 15 mg/kg TRC105 every two weeks in combination with the approved dose of Nexavar to select a dose level of TRC105 (in combination with Nexavar) for further study if merited. The NCI published the results from the trial in 2017 in the journal Clinical Cancer Research. These data assessed the overall response rate by RECIST across four dose groups.  All observed responses occurred in the two highest dose groups, in which 5 of 15 (33%) patients demonstrated a response.  Four patients had confirmed stable disease, one of whom was treated for 22 months. Median PFS was 3.8 months (95% CI: 3.2-5.6 months) and median overall survival was 15.5 months (95% CI: 8.5-26.3 months). Nexavar was approved for the treatment of patients with advanced HCC based on median OS of 10.7 months (95% CI: 9.4-13.3 months) versus 7.9 months (95% CI: 6.8-9.1 months) with placebo in the multicenter SHARP trial.  The overall response rate by RECIST for Nexavar treatment in the SHARP trial was 2%.

Maximum percentage change in target lesion size in

hepatocellular carcinoma patients treated with TRC105 and Nexavar

Based on these data, we initiated dosing in a multicenter Phase 1b/2 study of TRC105 in hepatocellular carcinoma and reported initial response rate data in January 2018, as described above.

Safety of TRC105 as a Single Agent and in Combination with Approved VEGF Inhibitors and/or Chemotherapy

In clinical trials as of December 31, 2017, TRC105 has been administered to more than 500 patients and was generally well tolerated as a single agent and in combination with VEGF inhibitors and chemotherapy. The most commonly reported adverse events related to TRC105 therapy, either alone or in combination, include anemia, dilated small vessels in the skin and mucosal membranes (which may result in nosebleeds and bleeding of the gums), headache, and gastrointestinal and other symptoms during the initial infusion of TRC105, or infusion reactions. Infusion reactions were reduced in frequency and severity through the use of premedication. The majority of treatment-related adverse events have been mild. Serious adverse events considered related to TRC105 have largely been isolated events.

TRC105 does not appear to be highly immunogenic and patients with anti-drug-antibodies have not demonstrated specific clinical effects.

TRC105 Investigational New Drug Applications

We are evaluating TRC105 in the United States in clinical trials under three INDs, the first of which we filed with the FDA in November 2007 for the treatment of patients with advanced solid tumors, and the second of which we filed with the FDA in September 2014 for the treatment of patients with renal cell carcinoma, and subsequently gestational trophoblastic neoplasia, and the third of which we filed with the FDA in June 2016 for the treatment of patients with sarcoma. Subsequent amendments to the first IND have included clinical protocols to study TRC105 alone, or in combination with VEGF inhibitors, in patients with multiple tumor types. TRC105 has also been studied in the United States under three INDs sponsored by NCI to evaluate TRC105 in patients with prostate cancer, liver cancer and bladder cancer, which NCI filed in December 2009, December 2010 and August 2010, respectively, and one IND sponsored by NCI to evaluate TRC105 in patients with renal cell carcinoma and glioblastoma, which NCI filed in April 2012. The INDs filed by NCI cross reference our initial solid tumor IND. TRC105 is also being administered to oncology patients under investigator-sponsored and compassionate use protocols.

Translational Research

Soluble biomarker studies in patients with renal cell carcinoma in a Phase 1b trial indicated that baseline osteopontin and TGF-β receptor 3 concentrations were associated with response rate.  These markers will be evaluated for correlation with efficacy in the randomized Phase 2 TRAXAR trial to assess if expression of a baseline biomarker is associated with efficacy. In the Phase 1b sarcoma trial, patients who had a greater than 10% reduction in tumor volume following treatment with TRC105 and Votrient were significantly more likely to have lower baseline levels of soluble intracellular adhesion molecule-1 and thrombospondin-2.  These markers will be evaluated for correlation with efficacy in the randomized Phase 3 TAPPAS angiosarcoma trial to assess if expression of a baseline biomarker is associated with efficacy.  Circulating tumor cells will also be studied in the Phase 3 TAPPAS angiosarcoma trial to assess whether endoglin expression on tumor cells at the time of treatment initiation correlate with efficacy.

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

Currently Available Therapies for Wet AMD

The current standard of care for wet AMD is administration by intraocular injection of VEGF inhibitors as single agents. VEGF inhibitors have been reported to be effective in treating wet AMD because of their ability to inhibit the effects of abnormal angiogenesis that defines CNV. The FDA has approved the VEGF inhibitors Lucentis (ranibizumab), Eylea® and Macugen® (pegaptanib sodium) for the treatment of wet AMD. Lucentis is an antibody fragment derived from the same full length antibody from which Avastin was derived. In 2017, annual worldwide sales of Lucentis and Eylea for all indications totaled more than $8.0 billion. This sales number does not include Avastin, which is commonly used off-label to treat wet AMD in the United States and, to a lesser extent, in the European Union.

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

DE-122 for Wet AMD

Our endoglin antibodies for ophthalmology indications are being developed in collaboration with Santen. We have produced a formulation of TRC105 for development in ophthalmology that Santen is developing under the name DE-122. In June 2015, Santen filed an IND with the FDA for the initiation of clinical studies for DE‐122 in patients with wet AMD.  Santen is currently enrolling the Phase 2a AVANTE clinical trial of DE-122 in wet AMD patients and top-line data are expected in 2019. In addition, safety and bioactivity data from the Phase 1/2 PAVE trial were reported at the Bascom Palmer conference on Angiogenesis, Exudation and Regeneration on February 10, 2018.

The open-label, dose-escalation, sequential-cohort Phase 1/2 study assessed the safety, tolerability, and bioactivity of a single intravitreal injection of DE-122 at four dose levels in 12 subjects (n=3 per dose) with wet AMD refractory to vascular endothelial growth factor (VEGF) inhibitors. Subjects were followed up to 90 days. No serious adverse events were reported. One adverse event of yellowish deposits in the vitreous was reported to be related to the drug, that later spontaneously resolved. The study results also suggested bioactivity of DE-122 in refractory wet AMD patients, as measured by mean change in central retinal subfield thickness (CST) based on the spectral domain optical coherence tomography (SD-OCT) or mean change in Best Corrected Visual Acuity (BCVA) letter score.

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

Phase 1 ascending dose clinical trials evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and anti-tumor activity of TRC102 were completed with Alimta in patients with advanced solid tumors, with Fludara in patients with hematologic malignancy and with Temodar in patients with solid tumors. In each trial, TRC102 was tolerable with the companion chemotherapeutic, and demonstrated signs of activity.  One patient treated with TRC102 and Alimta had a partial response as assessed by RECIST 1.1 and remained in our clinical trial without cancer progression for 14 months. In addition, 14 patients had stable disease for three or more cycles including patients with squamous cell lung cancer (three patients), epithelial ovarian cancer (three patients), colorectal cancer (two patients), non-squamous non-small cell lung cancer (one patient), pancreatic cancer (one patient), prostate cancer (one patient), endometrial cancer (one patient), head and neck cancer (one patient) and breast cancer (one patient). These data were published in Investigational New Drugs in 2012. Case Western reported data from a trial of intravenous TRC102 given in combination with Fludara in a Phase 1 clinical trial that were published in Oncotarget in 2017. Anti-tumor activity, including partial response, was noted in patients with lymphoma and chronic lymphocytic leukemia, including patients treated previously with Fludara. TRC102 combined with Fludara was safe and well tolerated. Hematologic toxicity was comparable to single agent Fludara and activity appeared to correlate with increased levels of DNA damage.  Case Western reported data from a trial of TRC102 given intravenously in combination with Temodar in a Phase 1 clinical trial at the ASCO annual meeting in June 2015. Anti-tumor activity was noted in patients with ovarian cancer and neuroendocrine tumors.

The following table summarizes certain key information regarding ongoing clinical trials of TRC102 in cancer patients:

			Companion	Design
Phase	Indication	Sponsor	Treatment	(Number of Patients)
2	Mesothelioma	NCI	Alimta	Single arm Phase 2 portion (14)
1	Solid Tumors	NCI	Alimta + Cisplatin	Dose escalation (44)
2	Glioblastoma	NCI	Temodar	Multiple arm (66)
1	Lung Cancer	NCI	Chemoradiation	Dose escalation (15)
1/2	Solid Tumors and Lymphomas	NCI	Temodar	Dose escalation and expanded cohorts (65)

The NCI reported data from the Phase 1 study of TRC102 in combination with Temodar in relapsed solid tumors and lymphoma patients at ASCO in 2017. There were no pharmacologic interactions between the two drugs and TRC102 target concentrations were achieved. Based on partial responses in patients with ovarian cancer, non-small cell lung cancer, and KRAS-positive colorectal cancer, the NCI decided to enroll expansion cohorts in each of these tumor types at the recommended Phase 2 oral dose of TRC102.  The authors concluded that the combination of Temodar and TRC102 is active, and DNA damage response markers (Rad51, ϒ-H2AX and/or pNbs1) were induced in four of five paired colonic biopsies, indicating DNA damage following treatment.

Our Third Product Candidate - TRC253

TRC253 Development

TRC253 (formerly JNJ-63576253) is a novel, orally bioavailable small molecule discovered and developed by Janssen Pharmaceuticals that is a potent, high affinity competitive inhibitor of the wild type androgen receptor (AR) and multiple AR mutations, including the F877L mutation, and is under development for the treatment of men with prostate cancer. The AR F877L mutation results in an alteration in the ligand binding domain that confers resistance to current AR inhibitors, including Xtandi® (enzalutamide) and ARN-509 (apalutamide). The IND for TRC253 was filed in late 2016 and we initiated dosing in a Phase 1/2 trial in 2017 in patients with metastatic castration-resistant prostate cancer.

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

Initial clinical development of TRC253 is focusing on the safety and activity in patients with resistance to current AR inhibitors, by specifically enrolling patients with mutations in the AR ligand binding domain, including F877L. AR mutations are being identified using circulating tumor DNA in the Phase 1/2 trial that will determine the recommended Phase 2 dose of TRC253, after which we plan to enroll two 30 patient cohorts in the Phase 2 portion of the study.  One of the Phase 2 cohorts will consist of patients with the F877L mutation and one cohort will consist of patients with other mutations conferring resistance to Xtandi or other drugs. We expect to complete the Phase 1 portion of the trial in mid-2018 and complete the Phase 2 portion of the trial in 2019. TRC253 also potently inhibits signaling through the wild type AR and may also be developed in earlier lines of treatment as a single agent or in combination with drugs approved in prostate cancer.

TRC694 Pre-Clinical Development

TRC694 (formerly JNJ-6420694) is a novel, potent, orally bioavailable inhibitor of NF-kB inducing kinase (NIK) with the potential to be first-in-class and was discovered by Janssen. Genetic alterations leading to stabilization of NIK are found in a subset of B-cell malignancies: multiple myeloma (approximately 12-20% of cases), mantle-cell lymphoma (approximately 17% of cases), diffuse large B-cell lymphoma (approximately 9-15% of cases), classic Hodgkin’s lymphoma and chronic lymphocytic leukemia. In pre-clinical studies, TRC694 selectively repressed non-canonical NF-kB gene expression and inhibited proliferation of cell lines with NIK dysregulation in vitro and in vivo. We anticipate completing formulation development and development of a companion diagnostic to enable patient-directed therapy and submitting an IND for TRC694 in 2019.

 Product Development Platform

Our clinical operations, quality assurance and regulatory affairs groups are responsible for significant aspects of our clinical trials, including site selection, site qualification, site initiation, site monitoring, maintenance of the trial master file, regulatory compliance, drug distribution management, contracting and budgeting, database management, edit checks, query resolution, and clinical study report preparation. The use of this internal resource minimizes the cost associated with hiring CROs to manage clinical, regulatory and database aspects of the clinical trials that we sponsor. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which expedites patient enrollment and facilitates access to patient data compared to a CRO-managed model. We are leveraging this capital efficient model in our recently initiated international Phase 3 TAPPAS clinical trial in angiosarcoma.  In addition, we have an experienced chemistry, manufacturing and controls group that completes our product development platform.

We have also been able to advance clinical development of TRC105 and TRC102 in a capital-efficient manner through our collaboration with NCI. TRC105 and TRC102 have been selected by NCI for funding of Phase 1 and Phase 2 development. This highly competitive program is designed to accelerate the development of promising oncology drugs that target novel anti-cancer pathways. Notably the NCI collaborated with Genentech Inc. during the development of Avastin on Phase 3 clinical trials of Avastin in lung cancer, breast cancer, ovarian cancer and renal cell carcinoma that were important elements of the resulting Avastin approval in these indications. Phase 2 clinical trials of TRC102 are being performed in collaboration with NCI, and clinical trials of TRC105 have been completed in collaboration with NCI. If merited by Phase 2 data, we expect to fund initial Phase 3 clinical trials of TRC105 and TRC102, and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI would sponsor Phase 3 clinical trials in additional indications.

Collaboration and License Agreements

License Agreement with Ambrx, Inc.

In December 2017, we entered into a license agreement with Ambrx, Inc., for the development and commercialization of TRC105 in China. The license grants Ambrx the exclusive rights to use, develop, manufacture and commercialize TRC105 products in all indications (excluding ophthalmology which are held by Santen) in China (including Hong Kong and Macau) and Taiwan (the Ambrx Territory). Ambrx also has the right to grant sublicenses to affiliates and third party collaborators, provided such sublicenses are consistent with the terms of our agreement and excluding the rights licensed to us under the our license with Lonza.

Ambrx has sole responsibility for funding, developing, seeking regulatory approval for and commercializing TRC105 products in the Ambrx Territory. Ambrx has the option to either pursue a China only development strategy at their sole expense, or upon mutual agreement of us and Ambrx, participate in our ongoing global Phase 3 TAPPAS clinical trial in angiosarcoma by enrolling patients in this trial, and we may participate in an Ambrx-sponsored clinical trial in hepatocellular carcinoma, or any other indication Ambrx pursues in the Ambrx Territory.

We will own any and all discoveries and inventions made solely by us under the agreement, and Ambrx will own any and all discoveries and inventions made solely by Ambrx under the agreement. We will jointly own discoveries and inventions made jointly by us and Ambrx. We have the first right, but not the obligation, to enforce the patents licensed to Ambrx under the agreement, and Ambrx has the first right, but not the obligation, to enforce the patents it controls that are related to TRC105 products and the patents owned jointly by us and Ambrx. Subject to certain limitations, if the party with the first right to enforce a patent fails to timely do so, the other party will have the right to enforce such patent.

In consideration of the rights granted to Ambrx under the agreement, we received a one-time upfront fee of $3.0 million. In addition, we are eligible to receive up to a total of $140.5 million in milestone payments upon the achievement of certain milestones, of which $10.5 million relates to development, the submission of certain regulatory filings and receipt of certain regulatory approvals and $130.0 million relates to the achievement of specified levels of product sales. If TRC105 products are successfully commercialized in the Amrbx Territory, Ambrx will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country. As of December 31, 2017, none of the development milestones have been achieved.

Ambrx may unilaterally terminate the agreement for any reason or for no reason upon at least 90 days’ notice to us. Either party may terminate the agreement in the event of the other party’s bankruptcy or dissolution or for the other party’s material breach of the agreement that remains uncured 60 days (or 30 days with respect to a payment breach) after receiving notice from the non-breaching party. Unless earlier terminated, the agreement continues in effect until the termination of Ambrx’s payment obligations.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country. As of December 31, 2017, $10.0 million of the development milestones have been achieved and received in accordance with the agreement.

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

In consideration of the rights granted to us under the agreement, we paid a one-time upfront fee to RPCI. In addition, we may be required to pay up to an aggregate of approximately $6.4 million upon the achievement of certain milestones for products utilizing the RPCI Technology, including TRC105, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. Pursuant to an amendment entered into in November 2009, we may also be required to pay up to an aggregate of approximately $6.4 million upon the achievement of certain milestones for products utilizing a patent owned by us covering humanized endoglin antibodies, including TRC205, a humanized and deimmunized endoglin antibody, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. Upon commercialization, we will be required to pay RPCI mid single-digit royalties based on net sales of products utilizing the RPCI Technology in each calendar quarter, subject to adjustments in certain circumstances. In addition, pursuant to the amendment entered into in November 2009, we will be required to pay RPCI low single-digit royalties based on net sales in each calendar quarter of products utilizing our patent covering humanized endoglin antibodies. Our royalty obligations continue until the expiration of the last valid claim in a patent subject to the agreement, which we expect to occur in 2029, based on the patents currently subject to the agreement.

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

We may unilaterally terminate this agreement in its entirety, for any reason or for no reason, upon at least 30 days’ notice to Case Western. If we do so, we will be required to pay Case Western a termination fee. If we fail to pay any amount required under the agreement and do not cure the default within 90 days of receiving notice, Case Western will have the right to convert our exclusive license to a non-exclusive license or to terminate the agreement entirely. Either party may terminate the agreement in the event of the other party’s material breach of the agreement that remains uncured 60 days after receiving notice of the breach.

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

Each CRADA had an original five-year term, with the 2010 CRADA and the 2011 CRADA, both agreements as amended, expiring on October 14, 2018 and January 28, 2021, respectively, and the TRC102 CRADA expiring on August 7, 2020. Each CRADA may be terminated at any time by mutual written consent, and we or NCI may unilaterally terminate any of the CRADAs for any reason or no reason by providing written notice at least 60 days before the desired termination date.

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

On February 22, 2017, we entered into a manufacturing agreement, or the Manufacturing Agreement, with Lonza Biologics Tuas Pte Ltd, or Lonza, for the long-term manufacture and supply of registration and commercial batches of TRC105.

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

TRC253 drug substance is manufactured through a standard chemical synthesis by an experienced contract manufacturer and is currently being produced at clinical scale.

TRC694 drug substance and product are currently produced at research scale manufactured through a standard chemical synthesis by an experienced contract manufacturer.

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

Oncology Therapies

We are developing TRC105 to be used in combination with VEGF inhibitors for the treatment of cancer. If TRC105 is approved, it could compete with other non-VEGF angiogenesis inhibitors in development, including some that also target the endoglin pathway and have the potential to be combined with VEGF inhibitors or used independently of VEGF inhibitors to inhibit angiogenesis. Amgen, Inc., Boehringer Ingelheim, Eli Lilly and Company, MedImmune LLC, OncoMed Pharmaceuticals Inc., and Roche AG are each developing non-VEGF angiogenesis inhibitors, which are in various phases of clinical development. In addition, drugs have recently been approved or are being developed that target other oncologic pathways, including immune surveillance targets, that may decrease the need for treatments, like TRC105, that target angiogenesis.

We are developing TRC102 to be used in combination with alkylating chemotherapeutics (including Temodar) and antimetabolite chemotherapeutics (including Alimta and Fludara) for the treatment of cancer. If TRC102 is approved, it could compete with other inhibitors of DNA repair. Tesaro, Inc., Clovis Oncology and Astra Zeneca each market inhibitors of DNA repair that work by a mechanism of action that is distinct from that of TRC102. In addition to the therapies mentioned above, there are many generic chemotherapeutics and other regimens commonly used to treat various types of cancer, including soft tissue sarcoma and glioblastoma.

We are developing TRC253 for the treatment of castration-resistant prostate cancer. If TRC253 is approved, it could compete with other androgen receptor inhibitors such as Xtandi, ODM-201 and apalutamide. In addition to the therapies mentioned above, there are many generic chemotherapeutics and other agents commonly used to treat prostate cancer.

We are developing TRC694 for the treatment of hematologic malignancies, including multiple myeloma. If TRC694 is approved, it could compete with other NIK inhibitors that may be developed, as well as agents targeting other pathways in hematologic malignancies.

Wet AMD Therapies

Our partner, Santen, is developing DE-122 for the treatment of wet AMD and other eye diseases. If DE-122 is approved as a single agent, it would compete with currently marketed VEGF inhibitors, including Avastin and Lucentis (marketed by Genentech in the United States), and Eylea (marketed by Regeneron in the United States), which are well established therapies and are widely accepted by physicians, patients and third-party payors as the standard of care for the treatment of wet AMD. In addition, DE-122 could face competition from other VEGF inhibitors in development, such as Allergan’s VEGF inhibitor, DARPin, and Novartis’ brolucizumab which are both in late stage clinical development in wet AMD.

Commercialization

We hold worldwide commercialization rights for our oncology product candidates (subject to certain rights held by Janssen for TRC253) excluding China, Hong Kong, Macau and Taiwan for TRC105, while Santen holds worldwide commercialization rights for our endoglin antibodies, including TRC105, in the field of ophthalmology. If any of our product candidates are approved in oncology indications, our plan is to build an oncology-focused specialty sales force in North America to support their commercialization and seek a partner to support commercialization outside of North America. We believe that a specialty sales force will be sufficient to target key prescribing physicians in oncology. We currently do not have any sales or marketing capabilities or experience. We plan to establish the required capabilities within an appropriate time frame ahead of any product approval and commercialization to support a product launch.

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

Our patent estate as of December 31, 2017, on a worldwide basis, includes 16 issued patents and allowed applications and 10 pending patent applications in the United States and 47 issued patents and allowed applications and 88 pending patent applications outside the United States with pending and issued claims relating to our product candidates. 36 of our issued US and foreign patents and allowed applications cover antibodies to endoglin and uses thereof that we have selected as the core focus of our development approach. These figures include in-licensed patents and patent applications to which we hold exclusive commercial rights in non-ophthalmologic fields of use.

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

We hold issued patents covering the combination therapy of cancer with TRC105 and VEGF inhibitors in Australia, Canada, China, Europe, Eurasia, South Korea and Japan, an allowed application in Israel, and similar patent applications are pending in many other major jurisdictions worldwide, including the United States, Europe, Israel and India. The expected expiration date for these method-of-use patents is 2030, exclusive of possible patent term extensions.

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

We have filed a US provisional patent application directed to a combination therapy for treatment of renal cell carcinoma, brain cancer or breast cancer with an anti-endoglin antibody and a VEGF inhibitor.  Also disclosed are methods of biomarker assessment prior to, during, and after treatment of an individual.  The expected expiration date for any patent that may arise from these applications is 2037, exclusive of possible patent term extensions.

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

We have filed an International PCT application, a US utility application and a US continuation-in-part application from the international application directed to uses of anti-endoglin antibodies for treating fibrosis. The US continuation-in-part application has been allowed.  The expected expiration date for any patent that may arise from these applications is 2035, exclusive of possible patent term extensions.

We have filed a US provisional application directed to the treatment of cancers with a combination of TRC105 and anti-programmed death receptor agents.  The expected expiration date for any patent that may arise from these applications is 2038, exclusive of possible patent term extensions.

TRC102 Patent Coverage

We hold issued patents directed to combination of TRC102 and pemetrexed in the United States, Australia, Canada, Japan, South Korea, Mexico, Russia, Singapore, South Africa, Ukraine and the United Kingdom. We also have pending applications in other jurisdictions, including Brazil, China, Europe, Hong Kong, India and Norway. The expected expiration date for these patents is 2027, plus any extensions of term available under national law.

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

The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval to market the drug candidate for a proposed indication. Under the PDUFA, the fees payable to the FDA for reviewing a BLA, as well as annual program fees for approved products, can be substantial. The fees typically increase each year. Each BLA submitted to the FDA for approval is reviewed for administrative completeness and reviewability within 60 days following receipt by the FDA of the application. If the BLA is found complete, the FDA will file the BLA, triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. The FDA’s established goal is to review 90% of priority BLA applications within six months after the application is accepted for filing and 90% of standard BLA applications within 10 months of the acceptance date, whereupon a review decision is to be made. The FDA, however, may not approve a drug candidate within these established goals and its review goals are subject to change from time to time. Further, the outcome of the review, even if generally favorable, may not be an actual approval but a “complete response letter” that describes additional work that must be done before the application can be approved. Before approving a BLA, the FDA may inspect the facility or facilities at which the product is manufactured and will not approve the product unless the facility complies with cGMPs. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can extend the review process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval may impose limitations on the uses for which the product may be marketed, may require that warning statements be included in the product labeling, may require that additional studies be conducted following approval as a condition of the approval, and may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a Risk Evaluation and Mitigation Strategy, or REMS, or otherwise limit the scope of any approval. The FDA must approve a BLA supplement or a new BLA before a product may be marketed for other uses or before certain manufacturing or other changes may be made. Further post-marketing testing and surveillance to monitor the safety or efficacy of a product is required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

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

Other Healthcare Laws

Although we currently do not have any products on the market, we may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations, many of which may become more applicable if our product candidates are approved and we begin commercialization. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, and additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results.

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

Foreign Regulation

In addition to regulations in the United States, we and our collaborators will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates. Whether or not we or our collaborators obtain FDA approval for a product candidate, we or our collaborators must obtain approval from the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we or our collaborators may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

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

In China, the China Food and Drug Administration (CFDA) monitors and supervises the administration of pharmaceutical products, as well as medical devices and equipment.  In order to conduct clinical trials in China a clinical trial application must be submitted and approved by the CFDA.  When clinical trials have been completed, an applicant must apply to the CFDA for approval of a new drug application. The CFDA, the Center for Drug Evaluation (CDE), and the Drug Inspection Institution will then conduct reviews and on-site inspections. The CFDA determines whether to approve the application according to the comprehensive evaluation opinions produced by the reviews and on-site inspections. We or our collaborators must obtain approval of new drug applications before our product candidates can be manufactured and sold in the Chinese market.  In addition, all facilities and techniques used in the manufacture of products for clinical use or for sale in China must be operated in conformity with good manufacturing practice guidelines as established by the CFDA. Failure to comply with applicable requirements could result in the termination of manufacturing and significant fines.

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

Employees

As of December 31, 2017, we had 24 full-time employees and one part-time employee, 17 of whom are involved in research, development or manufacturing, and four of whom have Ph.D., Pharm.D. or M.D. degrees. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate and Other Information

We were incorporated in the state of Delaware in October 2004 as Lexington Pharmaceuticals, Inc. and we subsequently changed our name to TRACON Pharmaceuticals, Inc. in March 2005, at which time we relocated to San Diego, California. Our principal executive offices are located at 4350 La Jolla Village Dr., Suite 800, San Diego, CA 92122, and our telephone number is (858) 550-0780. Our corporate website address is www.traconpharma.com and we regularly post copies of our press releases as well as additional information about us on our website. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

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

We are a clinical stage company with limited operating history. All of our product candidates, including our most advanced product candidate, TRC105, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $19.1 million and $27.0 million for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, we had an accumulated deficit of $104.7 million.

We expect to continue to incur substantial and increased expenses as we expand our development activities and advance our clinical programs, particularly with respect to our additional clinical development and manufacturing activities for TRC105.

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

We will require substantial additional financing to achieve our goals, and failure to obtain additional financing when needed could force us to delay, limit, reduce or terminate our drug development efforts. There is substantial doubt as to our ability to continue as a going concern.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs, including our planned and future clinical trials of TRC105 and TRC253, and conduct manufacturing activities for TRC105.

At December 31, 2017, we had cash, cash equivalents and short-term investments totaling $34.5 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital requirements through mid-2018. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including for the completion of our Phase 3 TAPPAS trial in angiosarcoma. In addition, in 2016 we licensed two early-stage oncology programs from Janssen Pharmaceutica N.V. (Janssen) and are subject to obligations to develop the programs through clinical proof of concept. We will need additional funds to complete clinical proof of concept for the programs and, to the extent we retain the programs afterwards, to advance the programs through later stages of development. As more fully discussed in Note 1 to the consolidated financial statements included in this report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of one year following the date that these financial statements were issued.

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

In February 2016, we entered into an At-the-Market Equity Offering Sales Agreement, or the Stifel Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, pursuant to which we may sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through Stifel, as sales agent, subject to limitations on the amount of securities we may sell under our effective registration statement on Form S-3 within any 12 month period. In March 2017, we entered into a Common Stock Purchase agreement, or the Aspire Agreement, with Aspire Capital Fund, LLC, or Aspire, pursuant to which, upon the terms and subject to the conditions and limitations set forth in the Aspire Agreement, Aspire committed to purchase up to an aggregate of $21.0 million of shares of our common stock at our request from time to time. As of the date of this report, we have sold a total of $3.5 million of shares of our common stock under the Stifel Agreement and $1.0 million of shares under the Aspire Agreement. While the Stifel and Aspire agreements provide us with additional options to raise capital through sales of our common stock, there can be no guarantee that we will be able to sell shares under either agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, Stifel is under no obligation to sell any shares of our common stock that we may request to be sold under the Stifel Agreement from time to time, and while Aspire is obligated to purchase shares of our common stock under the Aspire Agreement, the obligation is subject to our satisfaction of various conditions which we may not be able to meet in the future. If sales are made under either the Stifel Agreement or Aspire Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

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

Our business and future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize our lead product candidate TRC105, which is currently in Phase 3 and Phase 2 development for the treatment of multiple solid tumor types. Any delay or setback in the development of any of our product candidates, particularly TRC105, could adversely affect our business and cause our stock price to decline. We cannot assure you that our planned clinical development for TRC105 will be completed in a timely manner, or at all, or that we or our partners Santen and Ambrx or any additional future partners, will be able to obtain approval for TRC105 from the FDA or any foreign regulatory authority. We obtained Special Protocol Assessment (SPA) agreement from the FDA on our clinical trial design for the Phase 3 TAPPAS trial of TRC105 in angiosarcoma, but that agreement does not ensure that the FDA will approve TRC105 for angiosarcoma, even if the trial is successful. In addition, while we have the right to terminate our long-term manufacturing agreement with Lonza Sales AG, or Lonza, if we were to cease the TRC105 program, we may still be required to pay batch cancellation fees that could harm our financial position and ability to continue development of our other drug candidates. Even if TRC105 is approved, if it is not approved in indications that justify the minimum number of batches we are required to purchase from Lonza following regulatory approval, our ability to commercialize TRC105 profitably would be harmed.

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

Even if our product candidates demonstrate favorable results in ongoing or planned Phase 1 and 2 clinical trials, many product candidates fail to show desired safety and efficacy traits in late-stage clinical trials despite having progressed through earlier trials. In addition to the inherent safety and efficacy traits of our product candidates, clinical trial failures may result from a multitude of factors including flaws in trial design, manufacture of clinical trial material, dose selection and patient enrollment criteria. For example, we determined that we will not achieve the projected 115 events of progression or death by central radiographic review, which will decrease the statistical power of our ongoing randomized Phase 2 clinical trial of TRC105 and Inlyta in renal cell carcinoma, which will decrease the power of the trial to detect a statistically significant improvement in efficacy versus Inlyta alone. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval.

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

We also expect to target specific patient populations with TR253 and TRC694 and expect to continue to develop companion diagnostic tests in prostate cancer and myeloma/lymphoma, respectively, to improve selection of susceptible patients. If we are unable to establish a companion diagnostic for either of these treatments, our ability to successfully identify target patient populations for future clinical development may be limited.

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

We received orphan drug designation for TRC105 in soft tissue sarcoma in 2016 in the US and EU and we intend to seek orphan drug designation for our eligible product candidates in other indications.  The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years. Despite our receipt of orphan drug designation for TRC105 in soft tissue sarcoma, we cannot guarantee that we will be able to receive orphan drug status from the FDA for any other product candidates or indications. For example, we previously withdrew an application for orphan drug designation in GTN. If we are unable to secure orphan drug designation for additional product candidates or indications, our regulatory and commercial prospects may be negatively impacted.

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

NCI is currently sponsoring and funding multiple clinical trials involving TRC102. The University of Alabama, Birmingham Cancer Center, or UAB, is also funding trials with TRC105 in breast cancer and lung cancer. In addition, Case Western has sponsored and funded two separate clinical trials involving TRC102. The advancement of our product candidates depends in part on the continued sponsorship and funding of clinical trials by these organizations, as our resources and capital would not be sufficient to conduct these trials on our own. None of these third party sponsors are obligated to continue sponsorship or funding of any clinical trials involving our product candidates and could stop their support at any time. If these third party sponsors ceased their support for our product candidates, our ability to advance clinical development of our product candidates could be limited and we may not be able to pursue the number of different indications for our product candidates that are currently being pursued.

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

We are dependent on our license agreement with Santen to develop and commercialize our endoglin antibodies, including DE-122, in the field of ophthalmology and on our license agreement with Ambrx to develop and commercialize TRC105 in China and Taiwan. The failure to maintain our license agreements or the failure of our licensees to perform their obligations under the agreements, could negatively impact our business.

Pursuant to the terms of our license agreement with Santen, we granted Santen an exclusive, worldwide license to certain patents, information and know-how related to our endoglin antibodies, including TRC105, which is referred to by Santen as DE-122, for development and commercialization in ophthalmology indications, excluding systemic treatment of ocular tumors. Consequently, our ability to realize value or generate any revenues from our endoglin antibodies in the field of ophthalmology depends on Santen’s willingness and ability to develop and obtain regulatory approvals for and successfully commercialize product candidates using our technology for these indications. Pursuant to the terms of our license agreement with Ambrx, we granted Ambrx an exclusive license to TRC105 in China and Taiwan for all indications other than ophthalmology.  We have limited control over the amount and timing of resources that Santen or Ambrx will dedicate to their respective efforts. In particular, we will not be entitled to receive additional milestone or royalty payments from Santen absent further development and eventual commercialization of endoglin antibodies in ophthalmology indications or from Ambrx absent further development and eventual commercialization of TRC105 in China or Taiwan.

We are subject to a number of other risks associated with our dependence on our license agreements with Santen and Ambrx, including:

•

our licensees may not comply with applicable regulatory requirements with respect to developing or commercializing products under the license agreements, which could adversely impact development, regulatory approval and eventual commercialization of such products;

•	we and our licensees could disagree as to future development plans and our licensees may delay initiation of clinical trials or stop a future clinical trial;
•

there may be disputes between us and our licensees, including disagreements regarding the terms of the license agreement, that may result in the delay of or failure to achieve development, regulatory and commercial objectives that would result in milestone or royalty payments to us, the delay or termination of any future development or commercialization of licensed products using our technology, and/or costly litigation or arbitration that diverts our management’s attention and resources;

•

our licensees may not provide us with timely and accurate information regarding development progress and activities under the license agreement, which could adversely impact our ability to report progress to our investors and otherwise plan our own development of TRC105, including TRC105, in non-ophthalmology indications;

•

business combinations or significant changes in Santen’s or Ambrx’s business strategy may adversely affect Santen’s or Ambrx’s ability or willingness to perform their respective obligations under the license agreements;

•

our potential license partners may not properly maintain or defend our intellectual property rights in their licensed fields or territories or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation; and

•	the royalties we are eligible to receive from Santen and Ambrx may be reduced or eliminated based upon their and our ability to maintain or defend our intellectual property rights.

The license agreements are subject to early termination, including through Santen’s or Ambrx’s right to terminate without cause upon advance notice to us. If the agreements are terminated early, we may not be able to find another collaborator for the commercialization and further development of our endoglin antibodies for ophthalmology indications or for TRC105 in ophthalmology, on acceptable terms, or at all, and we may otherwise be unable to pursue continued development on our own for these indications.

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

As of December 31, 2017, we are the exclusive licensee of six issued U.S. patents, two pending U.S. patent applications, and sixteen issued non-U.S patents and two pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.” We are also the exclusive licensee of pending applications, which have not yet published, related to TRC253 and TRC694.

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

We face competition both in the United States and internationally, including from major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, other pharmaceutical and biotechnology companies, including Pfizer, Inc. and Acceleron Pharma Inc., have active programs to develop therapies targeting proteins in the endoglin pathway that would compete directly with certain of our product candidates, including TRC105. Many other companies are developing other cancer therapies that, if successful, could change the standard of care for cancer patients and relegate anti-angiogenesis therapy to a last-line or niche role or make it obsolete.  For example, the approval of Opdivo (nivolumab) and Cabometyx (cabozantinib) have decreased the use of Inlyta as a second line treatment in renal cell carcinoma.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from “biosimilars” due to the changing regulatory environment. In the United States, the Biologics Price Competition and Innovation Act created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or “biosimilar,” to or “interchangeable” with an FDA-approved biological product. This pathway could allow competitors to reference data from biological products already approved after 12 years from the time of approval. Future FDA standards or criteria for determining biosimilarity and interchangeability, and FDA discretion to determine the nature and extent of product characterization, non-clinical testing and clinical testing on a product-by-product basis, may further facilitate the approval of biosimilar products and their ability to compete with our product candidates. In addition, companies may be developing biosimilars in other countries that could compete with our products. If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences. Any such event or further changes in the law could decrease the period for which we have exclusivity and consequently negatively impact our business and competitive position. Expiration or successful challenge of our applicable patent rights could also trigger competition from other products, assuming any relevant exclusivity period has expired.

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

Third party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act or ACA, was enacted. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, administrative, civil and/or criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, exclusion from governmental health care programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

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

As of December 31, 2017, we had federal and California net operating loss carryforwards, or NOLs, of approximately $83.1 million and $85.3 million, respectively, which expire in various years beginning in 2030, if not utilized. Under the newly enacted federal income tax law, federal NOLs generated in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  As of December 31, 2017, we had federal and California research and development and Orphan Drug tax credit carryforwards of approximately $7.0 million and $1.6 million, respectively. The federal research and development and Orphan Drug tax credit carryforwards expire in various years beginning in 2031, if not utilized. The California research and development credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Code.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for NOLs to 80% of current year taxable income and elimination of NOL carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

As of December 31, 2017, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 40% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Our principal executive offices are located at 4350 La Jolla Village Drive, Suite 800, San Diego, California 92122, in a facility we lease encompassing 10,458 square feet of office space. Our lease expires in April 2022 with an option for an additional five-year term.

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

Market Information

Our common stock is listed on The NASDAQ Global Market under the ticker symbol “TCON”. The following table presents the high and low per share prices for our common stock during the periods indicated as reported on The NASDAQ Global Market.

	High	Low
2017
First quarter	$6.25	$3.60
Second quarter	4.40	2.00
Third quarter	3.95	2.00
Fourth quarter	3.91	2.50

	High	Low
2016
First quarter	$9.24	$5.88
Second quarter	7.90	4.26
Third quarter	7.00	4.00
Fourth quarter	7.30	4.15

Holders of Record

As of February 9, 2018, there were approximately 138 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except share and per share data)
Statement of Operations Data:
Collaboration revenue	$8,755	$3,449	$7,904
Operating expenses:
Research and development	19,355	21,566	25,680
General and administrative	7,610	7,859	5,691
Total operating expenses	26,965	29,425	31,371
Loss from operations	(18,210)	(25,976)	(23,467)
Other income (expense)	(893)	(1,032)	(943)
Net loss	(19,103)	(27,008)	(24,410)
Accretion to redemption value of redeemable convertible preferred stock	-	-	(31)
Net loss attributable to common stockholders	$(19,103)	$(27,008)	$(24,441)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(1.14)	$(2.13)	$(2.20)
Weighted-average shares outstanding, basic and diluted(1)	16,806,094	12,677,910	11,115,651

(1)

See Note 1 to our consolidated financial statements included elsewhere in this Annual Report for an explanation of the methods used to calculate the net loss per share attributable to common stockholders, basic and diluted, and the number of shares used in the computation of these per share amounts.

	As of
	December 31,
	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$29,467	$35,710
Short-term investments	4,999	8,703
Working capital	24,259	35,405
Total assets	36,130	45,730
Long-term debt, less current portion	4,603	7,130
Accumulated deficit	(104,701)	(85,598)
Total stockholders’ equity	16,987	28,336

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer and wet age-related macular degeneration, or wet AMD. We are a leader in the field of endoglin biology and are using our expertise to develop antibodies that bind to the endoglin receptor. Endoglin is essential to angiogenesis, the process of new blood vessel formation required for solid cancer growth and wet AMD. We are developing our lead product candidate, TRC105 (carotuximab), an endoglin antibody, for the treatment of multiple solid tumor types in combination with inhibitors of the vascular endothelial growth factor, or VEGF, pathway. The VEGF pathway regulates vascular development in the embryo, or vasculogenesis, and angiogenesis. We believe treatment with TRC105 in combination with VEGF inhibitors may improve survival in cancer patients when compared to treatment with a VEGF inhibitor alone.  TRC105 has been studied in ten completed Phase 2 clinical trials and three completed Phase 1 clinical trials, and is currently being dosed in one Phase 3 clinical trial, five Phase 2 clinical trials and three Phase 1 clinical trials. Our TRC105 oncology clinical development plan is broad and involves a tiered approach. We are initially focused on angiosarcoma which is a tumor that highly expresses endoglin, the target of TRC105, and therefore may be more responsive to treatment with TRC105. We have seen complete durable responses in this tumor type and are currently enrolling the international multicenter Phase 3 TAPPAS trial in angiosarcoma. We obtained Special Protocol Assessment (SPA) agreement from the U.S. Food and Drug Administration (FDA) on our clinical trial design for the Phase 3 trial in angiosarcoma and also incorporated scientific advice from the European Medicines Agency (EMA) regarding the adequacy of the trial design.  We also received orphan drug designation from the FDA and the EMA for TRC105 for the treatment of soft tissue sarcoma, including angiosarcoma, in 2016.

In March 2014, Santen Pharmaceutical Co. Ltd. (Santen) licensed from us exclusive worldwide rights to develop and commercialize our endoglin antibodies for ophthalmology indications, and in July 2017 Santen initiated dosing in a Phase 2 clinical trial of DE-122 in wet AMD. In December 2017, Ambrx, Inc. (Ambrx) licensed from us exclusive rights to develop and commercialize our endoglin antibodies in China (including Hong Kong and Macau) and Taiwan.

Our other product candidates are TRC102, which is a small molecule that is in Phase 2 clinical development for the treatment of mesothelioma and glioblastoma, and two compounds that we licensed from Janssen Pharmaceutica N.V. (Janssen) in September 2016: TRC253, which is a small molecule for which we initiated a Phase 1/2 clinical trial for the treatment of metastatic castration-resistant prostate cancer in March 2017, and TRC694, a small molecule in pre-clinical development for the treatment of hematologic malignancies, including myeloma.

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting base‑excision repair, or BER. In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy in the treatment of lung cancer and glioblastoma.  TRC102 began Phase 2 testing in mesothelioma in combination with the approved chemotherapeutic Alimta in 2015 and began Phase 2 testing in glioblastoma in combination with the approved chemotherapeutic Temodar in 2016. TRC102 is also being studied in three Phase 1 clinical trials: in combination with Alimta and cisplatin in mesothelioma patients, in combination with chemoradiation in lung cancer patients, and in combination with Temodar in ovarian, lung and colorectal cancer patients. All current TRC102 trials are sponsored and funded by the National Cancer Institute (NCI). We retain global rights to develop and commercialize TRC102 in all indications.

We have collaborated with the NCI, which selected TRC105 and TRC102 for federal funding of clinical development, as well as Case Western Cancer Center (Case Western), the University of Alabama – Birmingham, and Cedars-Sinai Medical Center. Under these collaborations, NCI sponsored or is sponsoring ten completed or ongoing clinical trials of TRC105 and TRC102, Case Western sponsored two clinical trials of TRC102, the University of Alabama – Birmingham is sponsoring one clinical trial of TRC105 and Cedars-Sinai Medical Center is sponsoring one clinical trial of TRC105. All TRC105 NCI sponsored trials have been completed. If merited by Phase 2 data, we expect to fund additional Phase 3 clinical trials of TRC105 and TRC102 and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI will sponsor Phase 3 clinical trials in additional indications.

The following table summarizes key information regarding ongoing development of our product candidates:

	Phase	Data Expected
TRC105
Angiosarcoma	Phase 3	Interim analysis second half 2018
Renal Cell Carcinoma	Randomized Phase 2	Mid 2018
Gestational Trophoblastic Neoplasia (GTN)	Phase 2	2018
Hepatocellular Carcinoma	Phase 1/2	2019
Lung Cancer (with Opdivo)	Phase 1	2018
Breast Cancer	Phase 1/2	2018
Lung Cancer	Phase 1	2018
Prostate Cancer	Phase 2	2019
Wet AMD (Santen) (DE-122)	Randomized Phase 2	2019
TRC102
Mesothelioma	Phase 2	2019
Glioblastoma	Phase 2	2018
Solid tumors	Phase 1	2019
Solid tumors and Lymphomas	Phase 1/2	2018
Lung Cancer	Phase 1	2019
TRC253
Prostate Cancer	Phase 1/2	2018

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of capital stock, payments received in connection with our collaboration agreements and commercial bank debt under our credit facilities with Silicon Valley Bank (SVB). At December 31, 2017, we had cash, cash equivalents and short-term investments totaling $34.5 million.

We do not own or operate, nor do we expect to own or operate, facilitates for product manufacturing, storage, distribution or testing. We contract with third parties for the manufacture of our product candidates, including with Lonza for the manufacture of TRC105 drug substance, and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $19.1 million, $27.0 million, and $24.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. At December 31, 2017, we had an accumulated deficit of $104.7 million.

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

Collaboration and License Agreements

Ambrx, Inc.

In December 2017, we entered into a license agreement with Ambrx for the development and commercialization of TRC105 in China. The license grants Ambrx the exclusive rights to use, develop, manufacture and commercialize TRC105 products in all indications (excluding ophthalmology which are held by Santen) in China (including Hong Kong and Macau) and Taiwan (the Ambrx Territory). Ambrx also has the right to grant sublicenses to affiliates and third party collaborators, provided such sublicenses are consistent with the terms of our agreement and excluding the rights licensed to us under the our license with Lonza.

In consideration of the rights granted to Ambrx under the agreement, we received a one-time upfront fee of $3.0 million. In addition, we are eligible to receive up to a total of $140.5 million in milestone payments upon the achievement of certain milestones, of which $10.5 million relates to development, the submission of certain regulatory filings and receipt of certain regulatory approvals and $130.0 million relates to the achievement of specified levels of product sales. If TRC105 products are successfully commercialized in the Ambrx Territory, Ambrx will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country. As of December 31, 2017, none of the milestones had been achieved.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of December 31, 2017, we had received $10.0 million in milestones related to development activities. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

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

Financial Operations Overview

Revenue

Our recognized revenue through December 31, 2017 has been derived solely from our March 2014 collaboration with Santen. The terms of this arrangement contain multiple deliverables, which include at inception: (1) a license to patents, information and know-how related to TRC105; (2) technology transfer; (3) collaboration, including technical and regulatory support provided by us; (4) manufacturing and supply obligations; and (5) shared CMC development activities. The license agreement provides that we may receive various types of payments, including an upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance, reimbursement of certain development costs, milestone payments, and royalties on net product sales. In accordance with our revenue recognition policy described in detail below, we have identified one single unit of accounting for all the deliverables under the agreement and recognized revenue for the fixed or determinable collaboration consideration on a straight-line basis over the estimated development period.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing of any future achievement of milestones, the timing of any additional collaboration agreements and recognition of associated upfront and milestone payments, such as from our license with Ambrx, whether and when Janssen reacquires rights to the AR Mutant Program and/or NIK Program and the extent to which any of our products are approved and successfully commercialized by us or our partners. If we or our partners fail to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, our results of operations and our financial position could be adversely affected.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Third-party research and development expenses:
TRC105	$10,684	$14,240	$20,031
TRC253	1,494	266	—
TRC102	87	523	122
TRC694	355	144	—
TRC205	16	71	277
Total third-party research and development expenses	12,636	15,244	20,430
Unallocated expenses	6,719	6,322	5,250
Total research and development expenses	$19,355	$21,566	$25,680

Unallocated expenses consist primarily of our internal personnel related and facility costs.

We expect our current level of research and development expenses to continue to increase for the foreseeable future as we continue development of TRC105, including our Phase 3 clinical trial in angiosarcoma, continue development activities for our licensed compounds, TRC253 and TRC694, including our Phase 1/2 clinical trial of TRC253 in castration-resistant prostate cancer, and expand our manufacturing activities required for regulatory approval for TRC105.

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

The costs of clinical trials to us may vary significantly based on factors such as:

•	the extent to which costs are borne by third parties such as NCI and Ambrx;
•	the extent to which costs for comparator drugs are borne by third parties;
•	per patient trial costs;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the phase of development of the product candidate; and
•	the efficacy and safety profile of the product candidate.

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

Other Income (Expense)

Other income (expense) primarily consists of interest related to our loan agreements with SVB, offset in part by interest income from our short-term investments and cash equivalents.

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

While our significant accounting policies are more fully described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies related to revenue recognition, expense accruals and stock-based compensation are most critical to understanding and evaluating our reported financial results.

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

We evaluate multiple-element arrangements, such as our collaboration agreements, to determine: (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (a) the delivered items have value to the customer on a standalone basis and (b) if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing and commercialization capabilities of the partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the partner can use the delivered items for their intended purpose without the receipt of the remaining elements, whether the value of the deliverable is dependent on the undelivered items and whether there are other vendors that can provide the undelivered elements.

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

Our objective is to reflect the appropriate trial expenses in our financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, we adjust the clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical accruals are dependent upon accurate reporting by CROs or other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three years in the period ended December 31, 2017, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

The following table summarizes the stock-based compensation expense recognized in our consolidated financial statements:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Research and development	$1,482	$1,090	$1,038
General and administrative	1,712	1,993	1,050
Total stock-based compensation expense	$3,194	$3,083	$2,088

As of December 31, 2017, the unrecognized stock-based compensation expense related to outstanding stock options and awards was $4.8 million and is expected to be recognized as expense over a weighted-average period of approximately 2.1 years.

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

Other Company Information

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2017, we had federal and California net operating loss, or NOL, carryforwards, of approximately $83.1 million and $85.3 million, respectively. The federal and California NOL carryforwards will begin expiring in 2030, unless previously utilized. At December 31, 2017, we had federal and California research and development and Orphan Drug credit carryforwards of approximately $7.0 million and $1.6 million, respectively. The federal research and development and Orphan Drug credit carryforwards will begin expiring in 2031, unless previously utilized. The California research and development credit carryforwards do not expire.

Pursuant to Sections 382 and 383 of the Code, our annual use of our NOL and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. We completed a Section 382/383 analysis regarding the limitation of our NOL and research and development credit carryforwards as of December 31, 2015 and as a result of the analysis, an ownership change was determined to have occurred at the time of our initial public offering. Future ownership changes may further limit our ability to utilize our remaining NOL and research and development tax credit carryforwards. As of December 31, 2017, we had a full valuation allowance against our deferred tax assets.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2017. We plan on adopting ASU 2014-09 using the modified retrospective approach and do not expect the adoption to have a material impact on our financial position and results of operations.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016	Change
	(in thousands)
Collaboration revenue	$8,755	$3,449	$5,306
Research and development expenses	19,355	21,566	(2,211)
General and administrative expenses	7,610	7,859	(249)
Other income (expense)	(893)	(1,032)	139

Collaboration revenue. Collaboration revenue was $8.8 million and $3.4 million for the years ended December 31, 2017 and 2016, respectively. The increase in revenue was due to the achievement of a $7.0 million development milestone by Santen in the third quarter of 2017 for which there was no comparable milestone in 2016, partially offset by fewer months of recognition of the license in 2017 due to the end of the term over which we provided regulatory and technical support to Santen.

Research and development expenses.  Research and development expenses were $19.4 million and $21.6 million for the years ended December 31, 2017 and 2016, respectively. The decrease of $2.2 million was due to a decrease in manufacturing activities and nonclinical activities, partially offset by increased clinical study expenses related to the continued development of TRC105, as well as increased compensation related expenses.

General and administrative expenses.  General and administrative expenses were $7.6 million and $7.9 million for the years ended December 31, 2017 and 2016, respectively.

Other income (expense). Other income (expense) was $(0.9) million and $(1.0) million for the years ended December 31, 2017 and 2016, respectively.

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2017, we had an accumulated deficit of $104.7 million, and we expect to continue to incur net losses for the foreseeable future. We expect that our research and development expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding, and licensing or collaboration arrangements.

On February 4, 2015, we completed the initial public offering and a concurrent private placement of our common stock, which resulted in net proceeds to us of approximately $35.0 million. In September 2016, we sold shares of our common stock in a private placement for net proceeds to us of approximately $5.0 million and in November 2016, we completed an underwritten public offering which resulted in net proceeds to us of approximately $16.1 million. In March 2017, we sold shares of our common stock to Aspire Capital Fund, LLC (Aspire) for net proceeds to us of approximately $1.0 million, and throughout 2017, we sold shares through our ATM facility with Stifel, Nicolaus & Company, Incorporated (Stifel) for net proceeds of approximately $3.4 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements into the third quarter of 2018. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

Common Stock Purchase Agreement with Aspire Capital Fund, LLC

In March 2017, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations of the Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of our common stock. Upon execution of the Purchase Agreement, we sold to Aspire Capital 222,222 shares of common stock at $4.50 per share for proceeds of $1.0 million and Aspire Capital is committed to purchase up to $20.0 million of additional shares of our common stock at our request from time to time during a 30 month period that began on May 1, 2017 and at prices based on the market price of our common stock at the time of each sale, subject to certain conditions. In consideration for entering into the Purchase Agreement and concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 195,726 shares of our common stock. As of December 31, 2017, we had issued 417,948 shares of common stock to Aspire Capital under the Purchase Agreement for net proceeds of approximately $0.9 million after offering expenses.

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

The 2017 Amended SVB Loan provides for interest to be paid at a rate of 8.55% per annum, with interest-only payments due monthly through December 31, 2017. Thereafter, in addition to interest accrued during such period, the monthly payments include an amount equal to the outstanding principal at December 31, 2017 divided by 30 months. At maturity (or earlier prepayment), we are also required to make a final payment equal to 4.0% of the original principal amounts borrowed. The 2017 Amended SVB Loan provides for prepayment fees of 2.0% of the amount prepaid if the prepayment occurs after January 26, 2018 but prior to January 25, 2019 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

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

ATM Facility with Stifel, Nicolaus & Company, Incorporated

In February 2016, we entered into a Sales Agreement with Stifel pursuant to which we may sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through Stifel, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through Stifel, on the Nasdaq Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Stifel will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are obligated to pay Stifel an aggregate sales agent commission equal to 2.5% of the gross proceeds of the sales price for common stock sold under the Sales Agreement. As of December 31, 2017, approximately 1,037,000 shares of our common stock had been sold under the Sales Agreement and approximately $21.5 million of common stock remained available to be sold, subject to limitations on the amount of securities we may sell under our effective registration statement on Form S-3 within any 12 month period.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(13,243)	$(27,150)	$(19,163)
Investing activities	3,674	2,073	(10,917)
Financing activities	3,326	19,414	36,453
(Decrease) increase in cash and cash equivalents	$(6,243)	$(5,663)	$6,373

Operating activities.  Net cash used in operating activities was $13.2 million for the year ended December 31, 2017 and was primarily due to our net loss, adjusted for noncash items, offset by changes in our working capital.  Net cash used in operating activities was $27.2 million for the year ended December 31, 2016 and was primarily due to our net loss, adjusted for noncash items, offset by changes in our working capital. Net cash used in operating activities was $19.2 million for the year ended December 31, 2015, and was primarily due to our net loss, adjusted for noncash items, offset by changes in our working capital.

Investing activities.  Net cash provided by investing activities was $3.7 million for the year ended December 31, 2017 and was related to proceeds from the maturities of short-term investments, offset by the purchases of those investments. Net cash provided by investing activities was $2.1 million for the year ended December 31, 2016 and was related to proceeds from the maturities of short-term investments, offset by the purchases of those investments. Net cash used in investing activities was $10.9 million for the year ended December 31, 2015 and was related to purchases of short-term investments, offset by maturities of those investments, and purchases of property and equipment.

Financing activities.  Net cash provided by financing activities was $3.3 million for the year ended December 31, 2017 and resulted from net proceeds received totaling $4.1 million from sales of shares of common stock to Aspire Capital and through our ATM facility, partially offset by repayments of our loan under our credit facility with SVB.  Net cash provided by financing activities was $19.4 million for the year ended December 31, 2016 and resulted from net proceeds received totaling $16.1 million from our follow-on public offering, net proceeds of $5.0 million received from a private placement of our common stock in connection with our license agreements with Janssen, partially offset by repayments of our loan under our credit facility with SVB. Net cash provided by financing activities was $36.5 million for the year ended December 31, 2015 and resulted primarily from net proceeds received totaling $36.2 million from our initial public offering and concurrent private placement.

Funding Requirements

At December 31, 2017, we had cash, cash equivalents and short-term investments totaling $34.5 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements through mid-2018. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including to complete our ongoing Phase 3 trial in angiosarcoma. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. We may not be successful in raising sufficient additional capital to continue to operate our business.  These uncertainties raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that the accompanying financial statements were issued.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our planned clinical trials;
•	the ability and willingness of our collaboration partners and licensees to continue clinical development of our product candidates;
•	our ability to enter into and maintain our collaborations, including our collaborations with Santen and Janssen;
•	our ability to achieve, and our obligations to make, milestone payments under our collaboration and license agreements;
•	the costs and timing of procuring supplies of our product candidates for clinical trials and regulatory submissions;
•	the scope, progress, results and costs of preclinical development, and clinical trials of our other product candidates;
•	whether and when Janssen reacquires the rights to the AR Mutant Program and/or the NIK Program;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the revenue, if any, received from commercial sales of our product candidates for which we or any of our partners, including Santen, may receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017:

		Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Long-term debt obligations, including interest and final payment (1)	$9,216	$3,766	$5,450	$—	$—
Operating lease obligations (2)	1,887	405	865	617	—
Purchase obligations (3)	10,219	10,219	—	—	—
Total	$21,322	$14,390	$6,315	$617	$-

(1)	We will make principal and interest payments to SVB in accordance with the required payment schedule.
(2)	Our operating lease obligations relate to our corporate headquarters in San Diego, California. We lease 10,458 square feet of office space under an operating lease that expires in April 2022.
(3)

The purchase obligations are primarily comprised of our non-cancellable purchase commitments under our 2008 master services agreement with Lonza Sales AG (Lonza) and our manufacturing agreement with Lonza Biologics Tuas Pte Ltd (Lonza Biologics), and amounts include estimates based on forecasts which may differ from actual amounts we pay.

Under our long-term manufacturing agreement with Lonza Biologics executed in February 2017, we are required to purchase certain batches of TRC105 prior to regulatory approval with a total estimated cost of approximately $15.0 million. Following regulatory approval, we will be required to purchase a specified minimum number of batches annually with a total annual estimated cost of approximately $22.0 million. If we cancel any purchase orders, we may be obligated to pay certain cancellation fees. In addition, we may be obligated to pay a milestone fee to Lonza Biologics related to the approval or qualifying response to the first marketing application for TRC105 by the U.S Food and Drug Administration (FDA) or European Medicines Agency (EMA).

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

In addition, under each of our license agreements we may have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. We do not have any significant ongoing annual payment obligations under these license agreements. As of December 31, 2017, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above. These commitments include the following:

•

Under our license agreement with Health Research Inc. and Roswell Park Cancer Institute, referred to collectively as RPCI, we may be required to pay up to an aggregate of approximately $6.4 million ($1.4 million of which has been paid) upon the achievement of certain milestones for products utilizing certain intellectual property licensed from RPCI, or the RPCI Technology, including TRC105, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. We may also be required to pay up to an aggregate of approximately $6.4 million upon the achievement of certain milestones for products utilizing a patent owned by us covering humanized endoglin antibodies, including TRC205, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. Upon commercialization, we will be required to pay RPCI mid single-digit royalties based on net sales of products utilizing the RPCI Technology in each calendar quarter, subject to adjustments in certain circumstances. In addition, we will be required to pay RPCI low single-digit royalties based on net sales in each calendar quarter of products utilizing our patent covering humanized endoglin antibodies. Our royalty obligations continue until the expiration of the last valid claim in a patent subject to the agreement, which we expect to occur in 2029, based on the patents currently subject to the agreement.
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

Interest Rate Risk

At December 31, 2017, our cash and cash equivalents consist of cash and money market funds. Our short-term investments consist of U.S. Treasury securities with contractual maturity dates of less than three months. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our long-term debt bears interest at a fixed rate.

Foreign Currency Exchange Risk

We incur expenses for patients enrolled in our clinical studies and for the manufacture of clinical trial materials outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, primarily Pounds Sterling. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. However, to date, these fluctuations have not been significant. Based on our purchase commitments for our 2017 fiscal year, a movement of 1% in the U.S. dollar to Pounds Sterling exchange rate would not have a material effect on our results of operations or financial condition.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations or financial condition during the periods presented.

Item 8.	Financial Statement and Other Supplementary Information.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

TRACON Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TRACON Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

San Diego, California

February 28, 2018

TRACON Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$29,467	$35,710
Short-term investments	4,999	8,703
Prepaid and other assets	1,591	1,235
Total current assets	36,057	45,648
Property and equipment, net	73	82
Total assets	$36,130	$45,730
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,800	$6,213
Accrued compensation and related expenses	1,494	1,588
Current portion of deferred revenue	667	1,259
Long-term debt, current portion	2,837	333
Final payment due bank	—	850
Total current liabilities	11,798	10,243
Deferred revenue	2,333	—
Other long-term liabilities	409	21
Long-term debt, less current portion	4,603	7,130
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at December 31, 2017 and December 31, 2016; issued and outstanding shares—none	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 at December 31, 2017 and December 31, 2016; issued and outstanding shares — 17,711,928 and 16,084,721 at December 31, 2017 and December 31, 2016, respectively	18	16
Additional paid-in capital	121,670	113,918
Accumulated deficit	(104,701)	(85,598)
Total stockholders’ equity	16,987	28,336
Total liabilities and stockholders’ equity	$36,130	$45,730

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
Collaboration revenue	$8,755	$3,449	$7,904
Operating expenses:
Research and development	19,355	21,566	25,680
General and administrative	7,610	7,859	5,691
Total operating expenses	26,965	29,425	31,371
Loss from operations	(18,210)	(25,976)	(23,467)
Other income (expense):
Interest expense, net	(886)	(1,119)	(923)
Other income (expense), net	(7)	87	(20)
Total other income (expense)	(893)	(1,032)	(943)
Net loss	(19,103)	(27,008)	(24,410)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(31)
Net loss attributable to common stockholders	$(19,103)	$(27,008)	$(24,441)
Net loss per share attributable to common stockholders, basic and diluted	$(1.14)	$(2.13)	$(2.20)
Weighted-average shares outstanding, basic and diluted	16,806,094	12,677,910	11,115,651

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Redeemable						Total
	Convertible				Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2014	24,650,273	$49,880	1,633,854	$2	$2,004	$(34,180)	$(32,174)
Initial public offering and private placement of common stock for cash of $10 per share, net of offering costs	—	—	4,100,000	4	34,950	—	34,954
Accretion to redemption value of redeemable convertible preferred stock	—	31	—	—	(31)	—	(31)
Conversion of redeemable convertible preferred stock into common stock at initial public offering	(24,650,273)	(49,911)	6,369,567	6	49,905	—	49,911
Reclassification of redeemable convertible preferred stock warrant	—	—	—	—	311	—	311
Issuance of common stock under equity plans	—	—	72,521	—	179	—	179
Stock-based compensation expense	—	—	—	—	2,088	—	2,088
Vested shares related to repurchase liability	—	—	—	—	12	—	12
Issuance of common stock warrants in connection with debt financing	—	—	—	—	138	—	138
Net loss	—	—	—	—	—	(24,410)	(24,410)
Balance at December 31, 2015	—	—	12,175,942	12	89,556	(58,590)	30,978
Issuance of common stock under equity plans	—	—	37,672	—	178	—	178
Stock-based compensation expense	—	—	—	—	3,083	—	3,083
Vested shares related to repurchase liability	—	—	—	—	13	—	13
Issuance of common stock in a public offering, net of offering costs	—	—	3,018,750	3	16,110	—	16,113
Other issuances of common stock, net	—	—	840,022	1	4,955	—	4,956
Issuance of common stock in exchange for services	—	—	12,335	—	23	—	23
Net loss	—	—	—	—	—	(27,008)	(27,008)
Balance at December 31, 2016	—	—	16,084,721	16	113,918	(85,598)	28,336
Issuance of common stock under equity plans	—	—	172,120	—	35	—	35
Stock-based compensation expense	—	—	—	—	3,194	—	3,194
Vested shares related to repurchase liability	—	—	—	—	14	—	14
Issuances of common stock, net of offering costs	—	—	1,455,087	2	4,306	—	4,308
Issuance of common stock in exchange for services	—	—	—	—	29	—	29
Issuance of common stock warrants in connection with debt financing	—	—	—	—	174	—	174
Net loss	—	—	—	—	—	(19,103)	(19,103)
Balance at December 31, 2017	—	$—	17,711,928	$18	$121,670	$(104,701)	$16,987

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(19,103)	$(27,008)	$(24,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,194	3,083	2,088
Common stock issued for services	29	23	—
Depreciation and amortization	48	94	51
Amortization of debt discount	117	100	97
Amortization of premium/discount on short-term investments	(9)	3	8
Noncash interest	354	522	417
Change in fair value of preferred stock warrant liability	—	—	65
Deferred rent	60	(53)	(4)
Deferred revenue	1,741	(2,094)	(3,550)
Changes in assets and liabilities:
Prepaid expenses and other assets	(356)	(42)	(424)
Accounts payable and accrued expenses	776	(2,203)	6,144
Accrued compensation and related expenses	(94)	425	355
Net cash used in operating activities	(13,243)	(27,150)	(19,163)
Cash flows from investing activities
Purchase of property and equipment	(39)	(3)	(127)
Purchases of available-for-sale short-term investments	(13,992)	(17,506)	(12,790)
Proceeds from the maturity of available-for-sale short-term investments	17,705	19,582	2,000
Net cash provided by (used in) investing activities	3,674	2,073	(10,917)
Cash flows from financing activities
Proceeds from long-term debt	8,000	—	10,000
Repayment of long-term debt	(8,850)	(2,000)	(9,930)
Proceeds from sale of common stock, net of offering costs paid in the current period	4,141	21,236	36,204
Proceeds from issuance of common stock under equity plans	172	178	179
Payment of tax withholdings related to net share settlements of vested restricted stock awards	(137)	—	—
Net cash provided by financing activities	3,326	19,414	36,453
(Decrease) increase in cash and cash equivalents	(6,243)	(5,663)	6,373
Cash and cash equivalents at beginning of period	35,710	41,373	35,000
Cash and cash equivalents at end of period	$29,467	$35,710	$41,373
Supplemental disclosure of cash flow information
Interest paid	$664	$622	$428
Supplemental schedule of noncash investing and financing activities
Issuance of common stock warrants in connection with long-term debt	$174	$—	$138
Issuance of common stock in connection with common stock purchase agreement	$793	$—	$—

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

TRACON Pharmaceuticals, Inc. (formerly Lexington Pharmaceuticals, Inc.) (TRACON or the Company) was incorporated in the state of Delaware on October 28, 2004. TRACON is a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, wet age-related macular degeneration and fibrotic diseases. The Company’s lead product candidate is an antibody that binds to the endoglin receptor, which is essential to angiogenesis (the process of new blood vessel formation).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TRACON Pharma Limited, which was formed in September 2015 and is currently inactive. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

As of December 31, 2017, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of December 31, 2017, the Company had an accumulated deficit of $104.7 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At December 31, 2017, the Company had cash, cash equivalents and short-term investments of $34.5 million. Based on the Company’s current business plan, management believes that existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s obligations into the third quarter of 2018. The Company’s ability to execute its operating plan beyond mid-2018 depends on its ability to obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less at the date of purchase. The carrying amounts approximate fair value due to the short maturities of these investments. Cash and cash equivalents include cash in readily available checking and money market funds, U.S. treasury securities, as well as certificates of deposit.

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

Revenue Recognition

Through December 31, 2017, all of the Company’s revenue was derived from its license agreement with Santen Pharmaceutical Co., Ltd. (Santen) as described in Note 7. The Company recognizes revenue when all four of the following criteria are met: (1) there is persuasive evidence that an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as long-term deferred revenue.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites, CROs and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three years ended in the period December 31, 2017, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted‑average number of common shares outstanding that are subject to repurchase. The Company has excluded 5,617, 7,878, and 6,555 weighted-average shares subject to repurchase or forfeiture from the weighted‑average number of common shares outstanding for the years ended December 31, 2017, 2016, and 2015, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31,
	2017	2016	2015
Warrants to purchase common stock	103,865	57,173	57,173
Common stock options and restricted stock units	2,516,246	2,023,478	1,788,149
ESPP shares	3,653	2,857	143
	2,623,764	2,083,508	1,845,465

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which converges the FASB and the International Accounting Standards Board standard on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2017. The Company plans on adopting ASU 2014-09 using the modified retrospective approach and does not expect the adoption to have a material impact on its financial position and results of operations.

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

2. Short-Term Investments, Cash Equivalents and Fair Value Measurements

At December 31, 2017, short-term investments consisted of U.S. treasury securities. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

Realized gains and losses from the sale of short-term investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of operations. Realized and unrealized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations. At December 31, 2017, the remaining contractual maturities of all available-for-sale investments were less than one year.

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

Level 1:	Observable inputs such as quoted prices in active markets.
Level 2:	Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Cash equivalents and short-term investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	December 31, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$5,488	$—	$—	$5,488
U.S. treasury securities	4,999	—	—	4,999
	$10,487	$—	$—	$10,487
Classified as:
Cash equivalents				$5,488
Short-term investments				4,999
Total Cash equivalents and Short-term investments				$10,487

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2017
Money market funds and U.S. treasury securities, included in Cash equivalents and Short-term investments	$10,487	$—	$10,487	$—
At December 31, 2016
Money market funds and U.S. treasury securities, included in Cash equivalents and Short-term investments	$23,346	$—	$23,346	$—

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Computer and office equipment	$133	$115
Furniture and fixtures	19	19
Leasehold improvements	21	124
	173	258
Less accumulated depreciation and amortization	(100)	(176)
	$73	$82

Depreciation expense related to property and equipment totaled approximately $48,000, $94,000 and $51,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

4. Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	December 31,
	2017	2016
Long-term debt	$8,000	$8,000
Less debt discount, net of current portion	(197)	(537)
Long-term debt, net of debt discount	7,803	7,463
Less current portion of long-term debt	(3,200)	(333)
Long-term debt, net of current portion	$4,603	$7,130
Current portion of long-term debt	$3,200	$333
Current portion of debt discount	(363)	-
Current portion of long-term debt, net	$2,837	$333

In January 2017, the Company entered into a second amendment to its Amended and Restated Loan and Security Agreement with Silicon Valley Bank (SVB) (the 2017 Amended SVB Loan) under which the Company borrowed $8.0 million, all of which was immediately used to repay the Company’s existing loan with SVB (the 2015 Amended SVB Loan).  In accordance with the terms of the 2015 Amended SVB Loan, the Company paid a final payment of $0.9 million associated with the payoff of the 2015 Amended SVB Loan. The transaction was accounted for as a debt modification.

The 2017 Amended SVB Loan provides for interest to be paid at a rate of 8.55% per annum. Interest-only payments were due monthly through December 2017. Thereafter, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal at December 31, 2017 divided by 30 months. At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 4.0% of the original principal amount borrowed.

 The 2017 Amended SVB Loan provides for prepayment fees of 2.0% of the amount prepaid if the prepayment occurs after January 25, 2018 but prior to January 25, 2019 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

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

In connection with the 2017 Amended SVB Loan the Company issued SVB a warrant to purchase 46,692 shares of its common stock at an exercise price of $5.14 per share.  The warrant is fully exercisable and expires on January 25, 2024.  The fair value of the warrant and the final payment related to the 2017 Amended SVB Loan are being amortized to interest expense using the effective interest method over the term of the debt, in addition to the remaining unamortized discounts related to the 2015 Amended SVB Loan.

At December 31, 2017, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
May 13, 2022	18,415	$10.86
November 14, 2023 through June 4, 2024	38,758	7.74
January 25, 2024	46,692	5.14
	103,865

Future minimum principal and interest payments under the 2017 Amended SVB Loan including the final payment, as of December 31, 2017 are as follows (in thousands):

2018	$3,766
2019	3,489
2020	1,961
9,216
Less interest and final payment	(1,216)
Long-term debt	$8,000

5. Commitments and Contingencies

Lonza Biologics Tuas Pte Ltd (Lonza)

On February 22, 2017, the Company entered into a long-term manufacturing agreement, or the Manufacturing Agreement, with Lonza for the long term manufacture and supply of registration and commercial batches of TRC105, the Company’s lead drug product candidate. Under the Manufacturing Agreement, Lonza has agreed to manufacture TRC105 pursuant to purchase orders and in accordance with the manufacturing specifications agreed upon between the Company and Lonza. The Company is required to purchase certain batches of TRC105 prior to regulatory approval with a total estimated cost of approximately $15.0 million. Following regulatory approval, the Company will be required to purchase a specified minimum number of batches annually with a total annual estimated cost of approximately $22.0 million. If the Company cancels any purchase orders, the Company may be obligated to pay certain cancellation fees. In addition, the Company will be obligated to pay a milestone fee to Lonza upon the earlier of the first approval of TRC105 by the U.S Food and Drug Administration (FDA) or European Medicines Agency (EMA) or the Company’s receipt of a complete response letter or non-approvability letter (or equivalent communication) indicating that the rejection of the marketing application was not due to a deficiency in Lonza’s facility, the manufacturing process or services performed by Lonza. At December 31, 2017, the Company had non-cancelable purchase obligations totaling $9.6 million under this agreement.

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

Facility Lease

The Company leases its office space under a non‑cancelable operating lease that expires in April 2022 that may be extended for an additional term of 60 months. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Rent expense for each of the years ended December 31, 2017, 2016 and 2015 was $0.4 million, $0.4 million and $0.2 million, respectively.

Under the terms of the lease agreement, the Company provided the lessor with an irrevocable letter of credit in the amount of $175,000. The lessor is entitled to draw on the letter of credit in the event of any default by the Company under the terms of the lease.

Future minimum payments under the non‑cancelable operating lease as of December 31, 2017 were as follows (in thousands):

2018	$405
2019	423
2020	442
2021	461
2022	156
$1,887

 License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At December 31, 2017, potential future milestone payments under these agreements, including future milestone payments associated with assets acquired from Janssen Pharmaceutica N.V. should they not exercise their option to regain their rights to certain assets as discussed in Note 7, totaled an aggregate of approximately $126.0 million.

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

Sales of Common Stock

In March 2017, the Company entered into a Common Stock Purchase Agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of the Company’s common stock. Under the terms of the Purchase Agreement, the Company sold 222,222 shares of the Company’s common stock to Aspire Capital at $4.50 per share for net proceeds of approximately $0.9 million upon execution of the Purchase Agreement and Aspire Capital is committed to purchase up to $20.0 million of additional shares of its common stock solely at TRACON’s request from time to time during a 30 month period that began on May 1, 2017 and at prices based on the market price at the time of each sale, subject to certain conditions. In consideration for entering into the Purchase Agreement and concurrently with the execution of the Purchase Agreement, the Company issued 195,726 shares of its common stock to Aspire Capital, the fair value of which was recorded as offering costs in connection with the transaction.

In February 2016, the Company entered into an At-the-Market Equity Offering Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel), pursuant to which it may sell from time to time, at its option, up to an aggregate of $25.0 million of the Company’s shares of its common stock through Stifel, as sales agent.  The Company is required to pay Stifel 2.5% of gross proceeds for the common stock sold through the Sales Agreement. During the year ended December 31, 2017, the Company sold approximately 1,037,000 shares of common stock through the Sales Agreement with Stifel for gross proceeds of approximately $3.5 million, and approximately $21.5 million of common stock remains available for sale under the Sales Agreement, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period.

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

Restricted Stock Units

In 2016, the Company issued RSUs to employees and members of the Board of Directors under the 2015 Equity Incentive Plan. The total grant-date fair value of RSUs that vested during the years ended December 31, 2017, and 2016 was $0.8 million and $0, respectively. The aggregate intrinsic value of outstanding RSUs at December 31, 2017 was $0.6 million and is based on the Company’s closing market price per share on December 31, 2017 of $3.35. As of December 31, 2017, there was approximately $1.0 million of unrecognized compensation costs related to outstanding RSUs, which is expected to be recognized over a weighted average remaining period of 2.1 years.

Restricted stock unit activity under the 2015 Plan is summarized as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2016	306,780	$7.70
Granted	-	-
Vested	(102,378)	7.47
Forfeited	(11,438)	6.11
Outstanding at December 31, 2017	192,964	$7.92

Stock Options

Stock option activity under all Plans is summarized as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2016	1,716,698	$7.54
Granted	689,527	4.76
Exercised	(53,756)	0.83
Forfeited	(29,187)	6.39
Balance at December 31, 2017	2,323,282	$6.88

Information about the Company’s outstanding stock options is as follows (in thousands, except share and per share data and contractual term):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
December 31, 2017:
Options outstanding	2,323,282	$6.88	7.19	$1,293
Options vested and expected to vest	2,323,282	$6.88	7.19	$1,293
Options exercisable	1,359,286	$7.07	6.20	$1,198

The weighted-average grant date fair value per share of employee option grants during the years ended December 31, 2017, 2016 and 2015 was $3.45, $6.68 and $12.97, respectively. The aggregate intrinsic value used in the above table of options at December 31, 2017 is based on the Company’s closing market price per common share on December 31, 2017 of $3.35. The Company received approximately $44,900, $6,500 and $54,200 in proceeds from the exercise of stock options during the years ended December 31, 2017, 2016 and 2015, respectively. The total intrinsic value of options exercised was approximately $0.2 million, $78,000 and $0.8 million during the years ended December 31, 2017, 2016 and 2015, respectively. The total grant-date fair value of options that vested during the years ended December 31, 2017, 2016 and 2015 was $1.9 million, $3.4 million and $0.8 million, respectively.

Employee Stock Purchase Plan

On January 1, 2015, the Company’s board of directors adopted the ESPP, which became effective upon the pricing of the Company’s initial public offering on January 29, 2015. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Initially, a total of 183,462 shares of common stock was reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2016 fiscal year, by an amount equal to the lessor of: (i) 366,925 shares; (ii) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; or (iii) such other amount as the Company’s board of directors may determine. Stock compensation expense for the years ended December 31, 2017 and 2016 related to the ESPP was immaterial.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.1%	1.6%	1.7%
Expected volatility	83.0%	80.0%	74.0%
Expected term (in years)	6.2	6.3	6.3
Expected dividend yield	—%	—%	—%

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

The allocation of stock-based compensation was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research and development	$1,482	$1,090	$1,038
General and administrative	1,712	1,993	1,050
	$3,194	$3,083	$2,088

 As of December 31, 2017 and 2016, the unrecognized compensation cost related to outstanding time-based options was $3.7 million and $4.0 million, respectively, and is expected to be recognized as expense over approximately 2.1 years and 2.1 years, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

	December 31,
	2017	2016
Common stock warrants	103,865	57,173
Common stock options and restricted stock units granted and outstanding	2,516,246	2,023,478
Awards available under the 2015 Plan	772,573	749,753
Shares available under the Employee Stock Purchase Plan	378,367	261,840
	3,771,051	3,092,244

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. The license agreement provides for various types of payments, including the upfront payment, payments for various technical and regulatory support, payments for delivery of drug substance, reimbursement of certain development costs, milestone payments, and royalties on net product sales. The Company has identified multiple deliverables, which include at inception: (1) a license to patents, information and know-how related to TRC105, (2) technology transfer, (3) collaboration, including technical and regulatory support provided by the Company, (4) manufacturing and supply obligations, and (5) shared chemistry, manufacturing and controls (CMC) development activities. Deliverables 1 and 2 above were substantially delivered at the inception of the agreement, and deliverables 3 through 5 were delivered during the 41-month period over which the Company provided technical and regulatory support to Santen. At inception and through December 31, 2017, the Company has identified one single unit of accounting for all the deliverables under the agreement since the delivered elements do not have standalone value. The Company’s technical and regulatory expertise, including manufacturing and CMC activities, in the development of biologic therapeutics, specifically TRC105, is a significant component of Santen’s ability to utilize the license and know-how related to TRC105. Given the early stage of development of TRC105 for ophthalmology, the Company is the only party capable of performing the level and type of technical and regulatory collaboration services required by Santen under the agreement. As a result, the Company has determined that the license, including the ability to sublicense, and know-how related to TRC105 do not have standalone value to a licensee. Accordingly, the Company recognized revenue for the fixed or determinable collaboration consideration on a straight-line basis over the 41-month period over which it delivered its technical and regulatory support.

In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. The Company has determined that $10.0 million related to the initiation of certain clinical development activities will be based upon its efforts and meet the criteria of substantive milestones and therefore will be recognized as revenue upon achievement of the milestone in accordance with the milestone method of accounting. The remaining $145.0 million of potential milestone payments are not substantive milestones as they do not require the efforts of the Company. During the years ended December 31, 2017 and 2015, a development milestone that was deemed a substantive milestone at the inception of the arrangement was achieved, and accordingly, the milestone payments of $7.0 million and $3.0 million, respectively, were recognized as revenue.

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

In connection with the collaboration with Santen, the Company recognized revenue of $8.8 million, $3.4 million and $7.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and had deferred revenue of $0.0 million and $1.3 million as of December 31, 2017 and 2016, respectively.

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

Ambrx, Inc.

In December 2017, the Company entered into a license agreement with Ambrx Inc. (Ambrx), for the development and commercialization of TRC105 in China. The license grants Ambrx the exclusive rights to use, develop, manufacture and commercialize TRC105 products in all indications (excluding ophthalmology which are held by Santen) in China (including Hong Kong and Macau) and Taiwan, or the Ambrx Territory. Ambrx also has the right to grant sublicenses to affiliates and third party collaborators, provided such sublicenses are consistent with the terms of the Company’s agreement and excluding the rights licensed to the Company under the license with Lonza.

Ambrx has sole responsibility for funding, developing, seeking regulatory approval for and commercializing TRC105 products in the Ambrx Territory. Ambrx has the option to either pursue a China only development strategy at its sole expense, or upon mutual agreement of the Company and Ambrx, participate in the Company’s ongoing global Phase 3 TAPPAS clinical trial in angiosarcoma by enrolling patients in this trial, and the Company may participate in an Ambrx-sponsored clinical trial in hepatocellular carcinoma, or any other indication Ambrx pursues in the Ambrx Territory.

In consideration of the rights granted to Ambrx under the agreement, the Company received a one-time upfront fee of $3.0 million. The license agreement provides for various types of payments, including the upfront payment, payments for various technical and regulatory support, payments for delivery of drug product, milestone payments, and royalties on net sales. The Company has identified multiple deliverables, which include at inception: (1) a license to patents, information and know-how related to TRC105, (2) collaboration, including technical and regulatory support provided by the Company, and (3) manufacturing and supply obligations. The Company anticipates that the first deliverable will be substantially delivered within the first three months of the agreement, the second deliverable will be delivered within the first nine months of the agreement, and the third deliverable will be delivered during the estimated 54-month period over which the Company will supply TRC105 to Ambrx. At inception and through December 31, 2017, the Company has identified one single unit of accounting for all the deliverables under the agreement since the delivered elements do not have standalone value. As the Company is the only manufacturer of TRC105 (through its contract manufacturer Lonza), a significant component of Ambrx’s ability to utilize the license and know-how related to TRC105 lies in access to TRC105 drug supplies. As a result, the Company has determined that the license, including the ability to sublicense, and know-how related to TRC105 do not have standalone value to a licensee. Accordingly, the Company will recognize revenue for the fixed or determinable collaboration consideration on a straight-line basis over the 54-month period over which it expects to deliver its manufacturing and supply obligations. In connection with the Ambrx agreement, at December 31, 2017, the Company had recorded $3.0 million of deferred revenue.

In addition, the Company is eligible to receive up to a total of $140.5 million in milestone payments upon the achievement of certain milestones, of which $10.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $130.0 million relates to the achievement of specified levels of product sales. The Company has determined that $0.5 million related to the initiation of certain clinical development activities will be based upon its efforts and meet the criteria of substantive milestones and therefore will be recognized as revenue upon the achievement of the milestone in accordance with the milestone method of accounting. As of December 31, 2017, none of the development milestones had been achieved. The remaining $140.0 million of potential milestone payments are not substantive milestones as they do not require the efforts of the Company.

If TRC105 products are successfully commercialized in the territory, Ambrx will be required to pay the Company tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

Ambrx may unilaterally terminate this agreement in its entirety for any reason or for no reason upon at least 90 days’ notice to the Company. Either party may terminate the agreement in the event of the other party’s bankruptcy or dissolution or for the other party’s material breach of the agreement that remains uncured 60 days (or 30 days with respect to a payment breach) after receiving notice from the non-breaching party. Unless earlier terminated, the agreement continues in effect until the termination of Ambrx’s payment obligations.

8. Income Taxes

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is summarized as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Federal income taxes	$(6,686)	$(9,453)	$(8,300)
State income taxes, net of federal benefit	(1,404)	—	—
Permanent items	1,170	717	277
Uncertain tax positions	(1,158)	1,644	749
Research and development credits	(2,719)	(2,078)	(881)
California net operating loss carryforwards	(2,208)	(1,054)	—
Rate change	—	(489)	—
Tax Cuts and Jobs Act	11,478	—	—
Other, net	(126)	5	82
Stock-based compensation	123	—	—
Change in valuation allowance	1,530	10,708	8,073
Provision for income taxes	$—	$—	$—

Significant components of the Company’s deferred tax assets are summarized as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$23,198	$24,484
Research and development credits and Orphan Drug credits	6,518	3,262
Deferred revenue	—	441
Depreciation and amortization	414	229
Other, net	1,802	1,753
Total deferred tax assets	31,932	30,169
Valuation allowance	(31,932)	(30,169)
Net deferred tax assets	$—	$—

The Company has net deferred tax assets relating primarily to net operating loss (NOL) carryforwards and research and development credit carryforwards. Subject to certain limitations, the Company may use these deferred tax assets to offset taxable income in future periods. Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2017, 2016 and 2015 was $1.5 million, $10.7 million and $8.1 million, respectively.

At December 31, 2017, the Company had federal and California NOL carryforwards of approximately $83.1 million and $85.3 million, respectively. The federal and California NOL carryforwards will begin to expire in 2030, unless previously utilized. At December 31, 2017, the Company also had federal and California research and development and Orphan Drug credit carryforwards of approximately $7.0 million and $1.6 million, respectively. The federal research and development and Orphan Drug credit carryforwards will begin expiring in 2031 unless previously utilized. The California research credit will carry forward indefinitely under current law.

Pursuant to Sections 382 and 383 of the Code, the annual use of the Company’s NOL and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company completed a Section 382/383 analysis regarding the limitation of NOL and research and development credit carryforwards as of December 31, 2015 and as a result of the analysis, an ownership change was determined to have occurred at the time of the Company’s initial public offering in January 2015. Future ownership changes may further limit the Company’s ability to utilize the remaining NOL and research and development credit carryforwards.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Tax Act). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate income tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $11.5 million. Due to the Company's full valuation allowance position, the Company has also reduced the valuation allowance by the same amount. In accordance with Staff Accounting Bulletin 118, as of December 31, 2017, the Company has not completed its accounting for the tax effects of the enactment of the Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances.

Due to uncertainties which currently exist in the interpretation of the provisions of the Tax Act regarding Internal Revenue Code Section 162(m), the Company has not completed its evaluation of the potential impacts of IRC Section 162(m) as amended by the Tax Act on its financial statements.

The changes in the Company’s unrecognized tax benefits are summarized as follows (in thousands):

Balance at December 31, 2014	$369
Increase related to prior year positions	1,135
Increase related to current year positions	318
Balance at December 31, 2015	1,822
Increase related to prior year positions	1,902
Increase related to current year positions	453
Balance at December 31, 2016	4,177
Decrease related to prior year positions	(2,701)
Increase related to current year positions	690
Balance at December 31, 2017	$2,166

The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the accompanying consolidated balance sheets as of December 31, 2017 and 2016 and has not recognized interest or penalties in the accompanying consolidated statements of operations for the three years in the period ended December 31, 2017.

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

9. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. Matching contributions for the years ended December 31, 2017, 2016 and 2015 totaled approximately $181,000, $172,000 and $107,000, respectively.

10. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2017 and 2016 are as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2017
Revenue	$626	$631	$7,498	$-
Total operating expenses	$7,546	$6,961	$6,104	$6,354
Consolidated net income (loss)	$(7,147)	$(6,566)	$1,170	$(6,560)
Basic and diluted net income (loss) attributable to common stockholders	$(0.44)	$(0.40)	$0.07	$(0.37)

2016
Revenue	$1,210	$807	$815	$617
Total operating expenses	$7,504	$8,817	$6,412	$6,692
Consolidated net loss	$(6,526)	$(8,297)	$(5,871)	$(6,314)
Basic and diluted net loss attributable to common stockholders	$(0.54)	$(0.68)	$(0.48)	$(0.45)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2017.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.

Based on our assessment, our Management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2018 Annual Meeting of Stockholders or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, under the headings “Executive Officers,” “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

1. Financial Statements

The consolidated financial statements of TRACON Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2017:

2. Financial Statement Schedules

These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.

3.2(1)	Amended and Restated Bylaws, as currently in effect.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.

4.3(8)	Investor Agreement by and between the Registrant and Johnson & Johnson Innovation-JJDC, Inc. dated September 27, 2016.

4.4(13)	Registration Rights Agreement, by and between the Registrant and Aspire Capital Fund, LLC, dated March 14, 2017.

4.5(13)	Common Stock Purchase Agreement, by and between the Registrant and Aspire Capital Fund, LLC, dated March 14, 2017.

10.1+(2)	Form of Indemnity Agreement by and between the Registrant and its directors and officers.

10.2+(2)	TRACON Pharmaceuticals, Inc. 2011 Equity Incentive Plan and Forms of Stock Option Agreement and Notice of Exercise thereunder.

10.3+(3)

TRACON Pharmaceuticals, Inc. 2015 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Notice of Exercise and Restricted Stock Unit Agreement thereunder, as amended December 14, 2015.

10.4+(7)	TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended June 1, 2016.

10.5+(4)	TRACON Pharmaceuticals, Inc. 2015 Employee Stock Purchase Plan.

10.6+(12)	TRACON Pharmaceuticals, Inc. Bonus Plan, as amended January 20, 2017.

10.7+(12)	Amended and Restated Employment Agreement by and between the Registrant and Charles P. Theuer, M.D., Ph.D., dated February 27, 2017.

10.8+(12)	Amended and Restated Employment Agreement by and between the Registrant and H. Casey Logan, M.B.A., dated February 27, 2017.

10.9+(12)	Employment Agreement by and between the Registrant and Patricia Bitar, dated February 27, 2017.

Exhibit Number	Description of Document

10.10+(12)	Amended and Restated Severance Agreement by and between the Registrant and Patricia Bitar, dated February 27, 2017.

10.11+(2)	TRACON Pharmaceuticals, Inc. Severance Plan and Summary Plan Description.

10.12+(12)	Severance Agreement by and between the Registrant and H. Casey Logan, M.B.A., dated February 27, 2017.

10.13*(2)	License Agreement by and between the Registrant and Santen Pharmaceutical Co., Ltd., dated March 3, 2014, as amended.

10.14*(6)	Second Amendment to License Agreement by and between the Registrant and Santen Pharmaceutical Co., Ltd., dated January 31, 2016.

10.15*(2)

License Agreement by and between the Registrant and Roswell Park Cancer Institute and Health Research, Inc., dated November 1, 2005, as amended on November 12, 2009, February 11, 2010 and September 18, 2014.

10.16*(2)	License Agreement by and between the Registrant and Case Western Reserve University, dated August 2, 2006.

10.17*(4)	Amendment to License Agreement by and between the Registrant and Case Western Reserve University, dated April 3, 2015.

10.18*(2)	License Agreement by and between the Registrant and Lonza Sales AG, dated June 29, 2009.

10.19*(10)	License and Option Agreement by and between the Registrant and Janssen Pharmaceutica N.V. dated September 27, 2016.

10.20(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on November 14, 2013.

10.21(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on June 4, 2014.

10.22(4)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 13, 2015.

10.23(9)	Warrant to Purchase Stock issued to Silicon Valley Bank on January 25, 2017.

10.24*(8)	Stock Purchase Agreement by and between the Registrant and Johnson & Johnson-JJDC, Inc. dated September 27, 2016.

10.25(5)	At-the-Market Equity Offering Sales Agreement, dated as of February 1, 2016, by and between the Registrant and Stifel, Nicolaus & Company, Incorporated.

10.26(4)	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated May 13, 2015.

10.27(7)	First Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 9, 2016.

10.28(9)	Second Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated January 25, 2017.

10.29*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated December 22, 2010.

10.30(6)

Amendment #2 to Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated November 12, 2015.

10.31*(2)

Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated January 28, 2011, as amended on March 12, 2013.

10.32(6)

Amendment #2 to Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated January 27, 2016.

10.33*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated August 7, 2012.

10.34*(2)	Sponsored Research Agreement by and between the Registrant and Tufts Medical Center, Inc., dated December 16, 2014.

Exhibit Number	Description of Document

10.35(11)	Lease by and between the Registrant and 4350 La Jolla Village LLC, dated December 12, 2016.

10.36*(14)	Manufacturing Agreement by and between the Registrant and Lonza Biologics Tuas Pte Ltd, dated March 27, 2017.

10.37*(15)	Amendment No. 1 to the Manufacturing Agreement by and between the Registrant and Lonza Biologics Tuas Pte Ltd dated May 24, 2017.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2015.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 14, 2015.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 1, 2016.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 19, 2016.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 11, 2016.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2016, filed with the SEC on February 16, 2017.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2016.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2017.

(13)   Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2017.

(14)   Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-216962), filed with the SEC on March 27, 2017.

(15)   Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 26, 2017.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: February 28, 2018	By: /s/ CHARLES P. THEUER, M.D., PH.D.
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

Signature	Title	Date

/s/ Charles P. Theuer, M.D., PH.D.	President, Chief Executive Officer and Member of the Board of Directors	February 28, 2018
Charles P. Theuer, M.D., Ph.D.	(Principal Executive Officer)

/s/ Patricia L. Bitar, CPA	Chief Financial Officer, Assistant Secretary and Treasurer	February 28, 2018
Patricia L. Bitar, CPA	(Principal Financial and Accounting Officer)

/s/ William R. LaRue	Member of the Board of Directors	February 28, 2018
William R. LaRue

/s/ Martin A. Mattingly, Pharm. D.	Member of the Board of Directors	February 28, 2018
Martin A. Mattingly, Pharm.D.

/s/ J. Rainer Twiford, J.D., PH.D	Member of the Board of Directors	February 28, 2018
J. Rainer Twiford, J.D., Ph.D.

/s/ Paul Walker	Member of the Board of Directors	February 28, 2018
Paul Walker

/s/ Stephen T. Worland	Member of the Board of Directors	February 28, 2018
Stephen T. Worland., Ph.D.