Form 10-Q
period 2018-03-31
Tracon Pharmaceuticals, Inc.
filed 2018-05-10
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

The number of outstanding shares of the registrant’s common stock as of May 4, 2018 was 29,731,331.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,493	$29,467
Short-term investments	—	4,999
Prepaid and other assets	1,302	1,591
Total current assets	63,795	36,057
Property and equipment, net	66	73
Total assets	$63,861	$36,130
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,480	$6,800
Accrued compensation and related expenses	1,733	1,494
Current portion of deferred revenue	—	667
Long-term debt, current portion	533	2,837
Final payment due bank	320	-
Total current liabilities	15,066	11,798
Deferred revenue	—	2,333
Other long-term liabilities	93	409
Long-term debt, less current portion	6,213	4,603
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at March 31, 2018 and December 31, 2017; issued and outstanding shares—none	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 at March 31, 2018 and December 31, 2017; issued and outstanding shares — 28,441,535 and 17,711,928 at March 31, 2018 and December 31, 2017, respectively	28	18
Additional paid-in capital	155,526	121,670
Accumulated deficit	(113,065)	(104,701)
Total stockholders’ equity	42,489	16,987
Total liabilities and stockholders’ equity	$63,861	$36,130

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017
Collaboration revenue	$3,000	$626
Operating expenses:
Research and development	9,438	5,582
General and administrative	1,751	1,964
Total operating expenses	11,189	7,546
Loss from operations	(8,189)	(6,920)
Other income (expense):
Interest expense, net	(169)	(225)
Other income (expense), net	(6)	(2)
Total other income (expense)	(175)	(227)
Net loss	$(8,364)	$(7,147)

Net loss per share, basic and diluted	$(0.46)	$(0.44)
Weighted-average shares outstanding, basic and diluted	18,214,787	16,206,424

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(8,364)	$(7,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	706	806
Common stock issued for services	—	13
Depreciation and amortization	7	23
Amortization of debt discount	27	27
Amortization of premium/discount on short-term investments	(1)	(1)
Noncash interest	79	94
Deferred rent	7	(16)
Deferred revenue	(3,000)	(388)
Changes in assets and liabilities:
Prepaid expenses and other assets	289	109
Accounts payable and accrued expenses	3,756	(429)
Accrued compensation and related expenses	239	(656)
Net cash used in operating activities	(6,255)	(7,565)
Cash flows from investing activities
Purchase of property and equipment	—	(6)
Purchases of available-for-sale short-term investments	—	(2,999)
Proceeds from the maturity of available-for-sale short-term investments	5,000	7,205
Net cash provided by investing activities	5,000	4,200
Cash flows from financing activities
Proceeds from long-term debt	—	8,000
Repayment of long-term debt	(800)	(8,850)
Proceeds from sale of common stock and warrants	35,174	1,000
Costs paid in connection with sales of common stock	(15)	(168)
Proceeds from issuance of common stock under equity plans	—	31
Payment of tax withholdings related to net share settlements of vested restricted stock awards	(78)	(137)
Net cash provided by (used in) financing activities	34,281	(124)
Increase (decrease) in cash and cash equivalents	33,026	(3,489)
Cash and cash equivalents at beginning of period	29,467	35,710
Cash and cash equivalents at end of period	$62,493	$32,221

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

TRACON Pharmaceuticals, Inc. (formerly Lexington Pharmaceuticals, Inc.) (TRACON or the Company) was incorporated in the state of Delaware on October 28, 2004. TRACON is a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer and wet age-related macular degeneration. The Company’s lead product candidate is an antibody that binds to the endoglin receptor, which is essential to angiogenesis (the process of new blood vessel formation).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TRACON Pharma Limited, which was formed in September 2015 and is currently inactive. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

As of March 31, 2018, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of March 31, 2018, the Company had an accumulated deficit of $113.1 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At March 31, 2018, the Company had cash and cash equivalents of $62.5 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will be sufficient to fund the Company’s obligations for at least 12 months after the release date of these condensed consolidated financial statements.  The completion of the private placement of the Company’s common stock and warrants in March and April 2018, which generated net proceeds totaling $36.5 million, resolved the substantial doubt about the Company’s ability to continue as a going concern which existed at the reporting date of the December 31, 2017 consolidated financial statements.

The Company plans to continue to fund its losses from operations through cash, cash equivalents and investments on hand, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements, including equity financing through the common stock purchase agreement the Company entered into with Aspire Capital Fund, LLC in March 2017 for the purchase of up to $21.0 million of the Company’s common stock over a 30 month period and/or the at-the-market equity offering sales agreement the Company entered into with Stifel, Nicolaus & Company, Incorporated in February 2016 for the sale of up to $25.0 million of the Company’s common stock, of which approximately $21.5 million remains available for sale subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements at March 31, 2018, and for the three months ended March 31, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, included in its Annual Report on Form 10-K filed with the SEC on March 1, 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less at the date of purchase. The carrying amounts approximate fair value due to the short maturities of these investments. Cash and cash equivalents include cash in readily available checking and money market funds, as well as U.S. treasury securities.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes all existing revenue recognition requirements, using the modified retrospective approach. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 was applied to all contracts on January 1, 2018, the date of adoption. The Company did not identify any accounting changes that impacted the amount of historically reported retained earnings therefore no adjustment to retained earnings was required upon adoption. The following is the total revenue that would have been recorded in the three months ended March 31, 2018 under the superseded revenue recognition guidance, Accounting Standards Codification 605, Revenue Recognition (ASC 605), had ASU 2014-09 not been adopted (in thousands):

	For the period ended March 31, 2018
	As Reported	Amount under ASC 605	Effect of Change
Statement of Operations
Revenue	$3,000	$167	$2,833

To date, substantially all of the Company’s revenue has been derived from its license agreements with Santen Pharmaceutical Co., Ltd. (Santen) and Ambrx Inc. (Ambrx) as described in Note 7. The terms of these arrangements include payments to the Company for the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products.  In accordance with ASU 2014-09, the Company performs the following steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of these agreements: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation.

Licenses of intellectual property:  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.  For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments:  At the inception of each arrangement that includes milestone payments, the Company evaluates whether the achievement of the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone payment is included in the transaction price.  Achievement of milestones that are not within the control of the Company or the licensee, such as regulatory approvals, is not considered probable until the milestones are achieved. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.  At the end of each subsequent reporting period, the Company re-evaluates the probability of achieving such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Manufacturing Supply Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered options.  The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.  If the Company is entitled to additional payments when the customer exercises these options, any additional payments are recorded in revenues when the customer obtains control of the goods, which is upon delivery.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).  To date, the Company has not recognized any royalty revenue resulting from any of its out-licensing arrangements.

The Company receives payments from its customers based on billing schedules established in each contract.  Up-front payments and fees may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements.  Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites, CROs and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2018 and 2017, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding for the period, as adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 1,049 and 10,615 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three months ended March 31, 2018 and 2017, respectively. For all periods presented, there was no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	March 31,
	2018	2017
Warrants to purchase common stock	14,326,537	103,865
Common stock options and restricted stock units	3,111,882	2,508,733
ESPP shares	8,579	11,394
	17,446,998	2,623,992

Recent Accounting Pronouncements

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

Realized gains and losses from the sale of short-term investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of operations. Realized and unrealized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations. At March 31, 2018, the Company had no short-term investments.

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

Cash equivalents and short-term investments, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	March 31, 2018				December 31, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$5,522	$—	$—	$5,522	$5,488	$—	$—	$5,488
U.S. treasury securities	4,999	—	—	4,999	4,999	—	—	4,999
	$10,521	$—	$—	$10,521	$10,487	$—	$—	$10,487
Classified as:
Cash equivalents				$10,521				$5,488
Short-term investments				—				4,999
Total Cash equivalents and Short-term investments				$10,521				$10,487

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2018
Money market funds and U.S. treasury securities, included in Cash equivalents	$10,521	$—	$10,521	$—
At December 31, 2017
Money market funds and U.S. treasury securities, included in Cash equivalents and Short-term investments	$10,487	$—	$10,487	$—

3.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Computer and office equipment	$133	$133
Furniture and fixtures	19	19
Leasehold improvements	21	21
	173	173
Less accumulated depreciation and amortization	(107)	(100)
	$66	$73

Depreciation expense related to property and equipment totaled approximately $7,000 and $23,000 for the three months ended March 31, 2018 and 2017, respectively.

4.	Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Long-term debt	$7,200	$8,000
Less debt discount, net of current portion	(454)	(197)
Long-term debt, net of debt discount	6,746	7,803
Less current portion of long-term debt	(533)	(3,200)
Long-term debt, net of current portion	$6,213	$4,603
Current portion of long-term debt	$533	$3,200
Current portion of debt discount	-	(363)
Current portion of long-term debt, net	$533	$2,837

In May 2018, the Company entered into a third amendment to its Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the 2018 Amended SVB Loan) under which the Company borrowed $7.0 million, all of which was immediately used to repay the Company’s existing loan with SVB (the 2017 Amended SVB Loan).  In accordance with the terms of the 2017 Amended SVB Loan, the Company paid a final payment of $0.3 million associated with the payoff of the 2017 Amended SVB Loan.

The 2018 Amended SVB Loan provides for interest to be paid at a rate of 9.0% per annum.  Interest-only payments are due monthly through June 30, 2019, which may be extended through November 30, 2019 in the event certain conditions are met. Thereafter, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal at June 30, 2019, or November 30, 2019, as applicable, divided by 30 months. At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 4.0% of the original principal amount borrowed.

The 2018 Amended SVB Loan provides for prepayment fees of 3.0% of the amount prepaid if the prepayment occurs on or prior to May 3, 2019, 2.0% of the amount prepaid if the prepayment occurs after May 3, 2019 but prior to May 3, 2020 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

Except as described above, the 2018 Amended SVB Loan is subject to the same material terms set forth in the 2017 Amended SVB Loan agreement. Consistent with the terms of the 2017 Amended SVB Loan agreements, the 2018 Amended SVB Loan is collateralized by substantially all of the Company’s assets, other than the Company’s intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the 2018 Amended SVB Loan.

In connection with the 2018 Amended SVB Loan, the Company issued SVB a warrant to purchase 53,639 shares of its common stock at an exercise price of $2.61 per share. The warrant is fully exercisable and expires on May 3, 2025.  The fair value of the warrant and the final payment related to the 2018 Amended SVB Loan will be recorded as debt discounts and will be amortized to interest expense using the effective interest method over the term of the debt.

Future minimum principal and interest payments under the 2017 and 2018 Amended SVB Loans, including the final payment, were as follows (in thousands):

	2017 Amended SVB Loan	2018 Amended SVB Loan
2018	$907	$373
2019	-	2,012
2020	-	3,195
2021		3,218
	907	8,798
Less interest and final payment	(374)	(1,798)
Long-term debt	$533	$7,000

5.	Commitments and Contingencies

Lonza Biologics Tuas Pte Ltd (Lonza)

On February 22, 2017, the Company entered into a long-term manufacturing agreement, or the Manufacturing Agreement, with Lonza for the long term manufacture and supply of registration and commercial batches of TRC105, the Company’s lead drug product candidate. Under the Manufacturing Agreement, Lonza has agreed to manufacture TRC105 pursuant to purchase orders and in accordance with the manufacturing specifications agreed upon between the Company and Lonza. The Company is required to purchase certain batches of TRC105 prior to regulatory approval with a total estimated cost of approximately $15.0 million at March 31, 2018. Following regulatory approval, the Company will be required to purchase a specified minimum number of batches annually with a total annual estimated cost of approximately $22.0 million. If the Company cancels any purchase orders, the Company may be obligated to pay certain cancellation fees. In addition, the Company will be obligated to pay a milestone fee to Lonza upon the earlier of the first approval of TRC105 by the U.S Food and Drug Administration (FDA) or European Medicines Agency (EMA) or the Company’s receipt of a complete response letter or non-approvability letter (or equivalent communication) indicating that the rejection of the marketing application was not due to a deficiency in Lonza’s facility, the manufacturing process or services performed by Lonza. At March 31, 2018, the Company had non-cancelable purchase obligations totaling $7.3 million under this agreement.

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

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and/or sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At March 31, 2018, potential future milestone payments under these agreements, including future milestone payments associated with assets acquired from Janssen Pharmaceutica N.V. should they not exercise their option to regain their rights to certain assets as discussed in Note 7, totaled an aggregate of approximately $126.0 million.

6.	Stockholders’ Equity

Sales of Common Stock

In March 2018, the Company sold 10,691,588 shares of its common stock at a purchase price of $2.70 per share, warrants to purchase 1,765,542 shares of its common stock at a purchase price of $2.69 per share and an exercise price of $0.01 per share (the Pre-Funded Warrants) and warrants to purchase 12,457,130 shares of its common stock at a purchase price of $0.125 per share and an exercise price of $2.70 per share (the Common Warrants) for net proceeds of approximately $33.2 million in a private placement to new and certain existing accredited investors.  On April 4, 2018, an additional 1,238,937 shares of common stock and Common Warrants were issued upon the receipt of $3.5 million in gross proceeds.  In accordance with their terms, the Pre-Funded Warrants and the Common Warrants may not be exercised if the holder’s ownership of the Company’s common stock would exceed 9.99% or 19.99% of the Company’s total shares outstanding following such exercise, depending on the investor.  Both the Pre-Funded Warrants and the Common Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. In April 2018, in connection with this transaction, the Company paid Angel Pond Capital, an affiliate of a holder of more than 5% of the Company’s common stock and an affiliate of a member of the Company’s Board of the Directors, a fee totaling approximately $1.9 million as consideration for acting as a nonexclusive placement agent for this financing.

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

At-The-Market Issuance Sales Agreement

In February 2016, the Company entered into an At-the-Market Equity Offering Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel), pursuant to which it may sell from time to time, at its option, up to an aggregate of $25.0 million of the Company’s shares of its common stock through Stifel, as sales agent.  The Company is required to pay Stifel 2.5% of gross proceeds for the common stock sold through the Sales Agreement. During the three months ended March 31, 2018, the Company sold no shares of common stock through the Sales Agreement with Stifel and approximately $21.5 million of common stock remains available for sale under the Sales Agreement, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period.

Equity Plan Activity

During the three months ended March 31, 2018, the Company issued no shares of common stock upon the exercise of outstanding stock options and 38,019 shares of common stock upon the vesting of restricted stock units. The Company withheld 26,304 shares of common stock on the vesting date of certain restricted stock units to settle the employees’ minimum statutory tax obligations for income and other related employment taxes, the payment of which is reported as a financing activity in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2018.  During the year ended December 31, 2017, the Company issued 53,756 shares of common stock upon the exercise of outstanding stock options.

Common Stock Warrants

As of March 31, 2018, the Company had the following exercisable outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
May 13, 2022	18,415	$10.86
November 14, 2023 through June 4, 2024	38,758	7.74
January 25, 2024	46,692	5.14
March 27, 2024	12,457,130	2.70
March 27, 2025	1,765,542	0.01
	14,326,537

During the three months ended March 31, 2018 and 2017, no warrants were exercised.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended
	March 31,
	2018	2017
Risk-free interest rate	2.8%	2.2%
Expected volatility	79%	83%
Expected term (in years)	6.3	6.3
Expected dividend yield	—%	—%

 Stock compensation expense for the ESPP was immaterial for the three months ended March 31, 2018.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$364	$368
General and administrative	342	438
	$706	$806

7.	Collaborations

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of March 31, 2018 and December 31, 2017, two development milestones had been received totaling $10.0 million.  If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay the Company tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse the Company for all royalties due by the Company under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of the Company’s patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

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

Upon the adoption of ASU 2014-09, the Company assessed this agreement and identified multiple promised goods and services, which include at inception: (1) a license to patents, information and know-how related to TRC105, (2) a technology transfer, and (3) a collaboration, including technical and regulatory support provided by the Company.  In addition, customer options were identified that include manufacturing and supply obligations and shared chemistry, manufacturing and controls (CMC) development activities.

Upon the adoption of ASC 2014-09 and as of March 31, 2018, the transaction price includes the $10.0 million upfront payment and the two development milestones received totaling $10.0 million, all of which had been fully recognized as revenue at December 31, 2017.  The remaining $62.5 million of potential development and regulatory milestone payments are fully constrained as the achievement of the milestones is not considered probable.  In addition, in accordance with ASU 2014-09, any consideration related to the commercialization and sales-based milestones (including royalties) will be recognized when the related sales occur and have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As of December 31, 2017, the Company had satisfied all of its performance obligations and recognized the full transaction price, and accordingly, no adjustment was required to retained earnings under the modified retrospective approach used upon the adoption of ASC 2014-09.  Revenue recognized related to this agreement totaled nil and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.

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

Ambrx Inc. (Ambrx)

In December 2017, the Company entered into a license agreement with Ambrx Inc. (Ambrx), for the development and commercialization of the Company’s endoglin antibodies, including TRC105, in China. The license grants Ambrx the exclusive rights to use, develop, manufacture and commercialize the Company’s endoglin antibodies in all indications (excluding ophthalmology which are held by Santen) in China (including Hong Kong and Macau) and Taiwan, or the Ambrx Territory. Ambrx also has the right to grant sublicenses to affiliates and third party collaborators, provided such sublicenses are consistent with the terms of the Company’s agreement and excluding the rights licensed to the Company under the license with Lonza.

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

Upon the adoption of ASU 2014-09, the Company assessed this agreement and identified multiple promised goods and services, which include at inception: (1) a license to patents, information and know-how related to TRC105 and (2) a collaboration, including technical and regulatory support provided by the Company. In addition, customer options were identified that include manufacturing and supply obligations.

Upon the adoption of ASU 2014-09 and as of March 31, 2018, the transaction price consisted solely of the $3.0 million upfront payment. The remaining $10.5 million of potential regulatory milestone payments are fully constrained as the achievement of the milestones is not considered probable.  In addition, in accordance with ASU 2014-09, any consideration related to the sales-based milestones (including royalties) will be recognized when the related sales occur and therefore, have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

At December 31, 2017, the $3.0 million upfront payment had been received and was recorded as deferred revenue in the accompanying condensed consolidated balance sheet.  The license and know-how related to TRC105 was delivered to Ambrx in the first quarter of 2018, therefore the full $3.0 million upfront payment was recognized as revenue at the time of delivery and is included as revenue in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2018.

8. Subsequent Event

On April 4, 2018, the Company issued an additional 1,238,937 shares of common stock and 1,238,937 Common Warrants for gross proceeds of approximately $3.5 million in connection with the private placement discussed in Note 6.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, timing of future events and future financial performance, includes forward-looking statements that are based upon current beliefs, plans and expectations and involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause our actual results and the timing of selected events to differ materially from those described in or implied by the forward-looking statements contained in this Quarterly Report. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer and wet age-related macular degeneration, or wet AMD. We are a leader in the field of endoglin biology and are using our expertise to develop antibodies that bind to the endoglin receptor. Endoglin is essential to angiogenesis, the process of new blood vessel formation required for solid cancer growth and wet AMD. We are developing our lead product candidate, TRC105 (carotuximab), an endoglin antibody, for the treatment of multiple solid tumor types in combination with inhibitors of the vascular endothelial growth factor, or VEGF, pathway. The VEGF pathway regulates vascular development in the embryo, or vasculogenesis, and angiogenesis. We believe treatment with TRC105 in combination with VEGF inhibitors may improve survival in cancer patients when compared to treatment with a VEGF inhibitor alone.  TRC105 has been studied in 11 completed Phase 2 clinical trials and three completed Phase 1 clinical trials, and is currently being dosed in one Phase 3 clinical trial, four Phase 2 clinical trials and three Phase 1 clinical trials. Our TRC105 oncology clinical development plan is broad and involves a tiered approach. We are initially focused on angiosarcoma which is a tumor that highly expresses endoglin, the target of TRC105, and therefore may be more responsive to treatment with TRC105. We have seen complete durable responses in this tumor type and are currently enrolling the international multicenter Phase 3 TAPPAS trial in angiosarcoma. We obtained Special Protocol Assessment (SPA) agreement from the U.S. Food and Drug Administration (FDA) on our clinical trial design for the Phase 3 trial in angiosarcoma and also incorporated scientific advice from the European Medicines Agency (EMA) regarding the adequacy of the trial design.  We also received orphan drug designation from the FDA and the EMA for TRC105 for the treatment of soft tissue sarcoma, including angiosarcoma, in 2016.

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

The following table summarizes key information regarding ongoing development of our product candidates:

	Phase	Data Expected
TRC105
Angiosarcoma	Phase 3	Interim analysis second half 2018
Renal Cell Carcinoma	Randomized Phase 2	Second half 2018
Hepatocellular Carcinoma	Phase 1/2	2019
Lung Cancer (with Opdivo)	Phase 1	2018
Breast Cancer	Phase 1/2	2018
Lung Cancer	Phase 1	2018
Prostate Cancer	Phase 2	2019
Wet AMD (Santen) (DE-122)	Randomized Phase 2	2019
TRC102
Mesothelioma	Phase 2	2019
Glioblastoma	Phase 2	2019
Solid tumors	Phase 1	2019
Solid tumors and Lymphomas	Phase 1/2	2019
Lung Cancer	Phase 1	2019
TRC253
Prostate Cancer	Phase 1/2	2019

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements and commercial bank debt under our credit facilities with Silicon Valley Bank (SVB). At March 31, 2018, we had cash and cash equivalents totaling $62.5 million.

We do not own or operate, nor do we expect to own or operate, facilitates for product manufacturing, storage, distribution or testing. We contract with third parties for the manufacture of our product candidates, including with Lonza for the manufacture of TRC105 drug substance, and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $19.1 million and $27.0 million for the years ended December 31, 2017 and 2016, respectively. At March 31, 2018, we had an accumulated deficit of $113.1 million.

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

2018 Developments

In April 2018, we announced the closing of a private placement of approximately 11.9 million shares of our common stock and 15.5 million warrants for gross proceeds of approximately $38.7 million. The financing transaction had an initial close on March 27, 2018 whereby $35.2 million in gross proceeds was received and the receipt of an additional $3.5 million was received on April 4, 2018. The financing was led by Puissance Capital Management with participation from certain existing investors including New Enterprise Associates and 683 Capital Partners, LP. In addition, we appointed Ted Wang, Ph.D., Chief Investment Officer of Puissance Capital Management, to our Board of Directors.

In February 2018, data from the Phase 1/2 PAVE trial of DE-122 were presented at the 15th Annual Angiogenesis, Exudation, and Degeneration meeting in Miami, Florida organized by the Bascom Palmer Eye Institute. The open-label, dose-escalation, sequential-cohort Phase 1/2 study assessed the safety, tolerability and bioactivity, of a single intravitreal injection of DE-122 at four dose levels in 12 patients (n=3 per dose) with wet AMD refractory to VEGF inhibitors.  No serious adverse events were reported. One adverse event of yellowish deposits in the vitreous was reported to be related to DE-122 in the second cohort, that spontaneously resolved. Eight of 12 refractory wet AMD patients demonstrated signs of bioactivity, as evidenced by improved visual acuity, decreased macular edema or decreased fluorescein leak by angiography, following treatment with DE-122 followed by a single dose of the VEGF inhibitor treatment used prior to study entry.  In July 2017, Santen initiated the Phase 2a AVANTE clinical study of DE-122 for the treatment of patients with wet AMD. The Phase 2a AVANTE study is a randomized controlled trial assessing the efficacy and safety of repeated intravitreal injections of DE-122 in combination with Lucentis® (ranibizumab) compared to Lucentis monotherapy in patients with wet AMD.

In January 2018, data were presented at the ASCO 2018 Gastrointestinal Cancers Symposium for the initial patients enrolled in the Phase 1/2 trial of TRC105 with Nexavar in patients with hepatocellular carcinoma (HCC). Partial response, ongoing at this time, by RECIST 1.1 occurred in 2 of 8 (25%) evaluable patients and a reduction of 50% or greater in alpha fetoprotein (AFP) concentration occurred in 3 of 8 (38%) evaluable patients. Reduction in AFP, a tumor marker expressed in patients with HCC, in early treatment may help identify a favorable response to treatment and was observed in both cases of partial response. Adverse events characteristic of each drug did not increase in frequency or severity when the drugs were administered concurrently.

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

In consideration of the rights granted to Ambrx under the agreement, we received a one-time upfront fee of $3.0 million. In addition, we are eligible to receive up to a total of $140.5 million in milestone payments upon the achievement of certain milestones, of which $10.5 million relates to development, the submission of certain regulatory filings and receipt of certain regulatory approvals and $130.0 million relates to the achievement of specified levels of product sales. If TRC105 products are successfully commercialized in the Ambrx Territory, Ambrx will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country. As of March 31, 2018, none of the milestones had been achieved.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of March 31, 2018, we had received $10.0 million in milestones related to development activities. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

Financial Operations Overview

Revenue

Our revenue to date has been derived from our March 2014 collaboration with Santen and our December 2017 collaboration with Ambrx. The terms of these arrangements contain multiple promised goods and services.  The license agreements provide for the receipt of multiple types of payments, including a non-refundable upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance and product, reimbursement of certain development costs, milestone payments, and royalties on net product sales. In accordance with our revenue recognition policy, as more fully described below, we have identified one performance obligation for all the promised goods or services under the agreements and recognized revenue for the fixed or determinable collaboration consideration on a straight-line basis over the estimated development period for the Santen license, and at a point in time for the Ambrx license.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Third-party research and development expenses:
TRC105	$6,749	$3,329
TRC253	934	214
TRC102	24	22
TRC694	75	117
TRC205	-	15
Total third-party research and development expenses	7,782	3,697
Unallocated expenses	1,656	1,885
Total research and development expenses	$9,438	$5,582

Unallocated expenses consist primarily of our internal personnel related and facility costs.

We expect our current level of research and development expenses to remain relatively constant for the foreseeable future as we continue development of TRC105, including our Phase 3 clinical trial in angiosarcoma, continue development activities for our licensed compounds, TRC253 and TRC694, including our Phase 1/2 clinical trial of TRC253 in castration-resistant prostate cancer, and expand our manufacturing activities required for regulatory approval for TRC105.

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

Other Income (Expense)

Other income (expense) primarily consists of interest related to our loan agreements with SVB offset in part by interest income from our short-term investments and cash equivalents.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2017 other than the following:

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes all existing revenue recognition requirements, using the modified retrospective approach. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services.  We did not identify any accounting changes that impacted the amount of historically reported retained earnings therefore no adjustment to retained earnings was required upon adoption.

To date, substantially all of our revenue has been derived from our license agreements with Santen and Ambrx as described in Note 7 to the condensed consolidated financial statements. The terms of these arrangements include payments to us for the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services we may provide through our contract manufacturers; and royalties on net sales of licensed products.  In accordance with the new standard, we perform the following steps in determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of these agreements: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we satisfy each performance obligation.

Recent Accounting Pronouncements Not Yet Adopted

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$3,000	$626	$2,374
Research and development expenses	9,438	5,582	3,856
General and administrative expenses	1,751	1,964	(213)
Other income (expense)	(175)	(227)	52

Collaboration revenue.  Collaboration revenue was $3.0 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. The increase of $2.4 million was primarily due to the $3.0 million non-refundable upfront payment received in connection with the Ambrx agreement recorded as revenue in the three months ended March 31, 2018.

Research and development expenses.  Research and development expenses were $9.4 million and $5.6 million for the three months ended March 31, 2018 and 2017, respectively. The increase of $3.9 million was primarily due to increased drug manufacturing expenses for TRC105 and TRC253, partially offset by decreased direct clinical trial expenses.

General and administrative expenses.  General and administrative expenses were $1.8 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively.

Other income (expense).  Other expense was $0.2 million for both the three months ended March 31, 2018 and 2017.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2018, we had an accumulated deficit of $113.1 million, and we expect to continue to incur net losses for the foreseeable future. We expect that our research and development expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

Credit Facility with SVB

In May 2018, we entered into a third amendment to our Amended and Restated Loan and Security Agreement with SVB (the 2018 Amended SVB Loan) under which we borrowed $7.0 million, all of which was used to refinance previously outstanding amounts under the loan and security agreement. In connection with the 2018 Amended SVB Loan, we issued warrants to purchase up to 53,639 shares of common stock at an exercise price of $2.61 per share. The warrants are fully exercisable and expire on May 3, 2025.

The 2018 Amended SVB Loan provides for interest to be paid at a rate of 9.0% per annum, with interest-only payments due monthly through June 30, 2019, which date may be extended through November 30, 2019 in the event certain funding and regulatory conditions are met. Thereafter, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal at June 30, 2019, or November 30, 2019, as applicable, divided by 30 months. At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 4.0% of the original principal amount of the amounts borrowed. The 2018 Amended SVB Loan provides for prepayment fees of 3.0% of the amount prepaid if the prepayment occurs prior to May 3, 2019, 2.0% of the amount prepaid if the prepayment occurs after May 3, 2019 but prior to May 3, 2020 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

The 2018 Amended SVB Loan is collateralized by substantially all of our assets, other than our intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be required to immediately repay all obligations under the 2018 Amended SVB Loan.

Private Placement of Common Shares and Warrants

In March 2018, we entered into a securities purchase agreement with new and certain existing investors for the purchase of $38.7 million of our common stock and warrants. We sold approximately 11.9 million shares of common stock at a purchase price of $2.70 per share, pre-funded warrants to purchase approximately 1.8 million shares of common stock at a purchase price of $2.69 per share and an exercise price of $0.01 per share, and warrants to purchase approximately 13.7 million shares of common stock at a purchase price of $0.125 per share and an exercise price of $2.70 per share.  Of the total $38.7 million gross proceeds, $35.2 million was received on March 27, 2018, and the remaining gross proceeds of $3.5 million was received on April 4, 2018.

Common Stock Purchase Agreement with Aspire Capital Fund, LLC

In March 2017, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations of the Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of our common stock. Upon execution of the Purchase Agreement, we sold to Aspire Capital 222,222 shares of common stock at $4.50 per share for proceeds of $1.0 million and Aspire Capital is committed to purchase up to $20.0 million of additional shares of our common stock at our request from time to time during a 30 month period that began on May 1, 2017 and at prices based on the market price of our common stock at the time of each sale, subject to certain conditions. In consideration for entering into the Purchase Agreement and concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 195,726 shares of our common stock. As of March 31, 2018, we had issued 417,948 shares of common stock to Aspire Capital under the Purchase Agreement for net proceeds of approximately $0.9 million after offering expenses.

ATM Facility with Stifel, Nicolaus & Company, Incorporated

In February 2016, we entered into a Sales Agreement with Stifel pursuant to which we may sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through Stifel, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through Stifel, on the Nasdaq Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Stifel will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are obligated to pay Stifel an aggregate sales agent commission equal to 2.5% of the gross proceeds of the sales price for common stock sold under the Sales Agreement. As of March 31, 2018, approximately 1,037,000 shares of our common stock had been sold under the Sales Agreement and approximately $21.5 million of common stock remained available to be sold, subject to limitations on the amount of securities we may sell under our effective registration statement on Form S-3 within any 12 month period.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(6,255)	$(7,565)
Investing activities	5,000	4,200
Financing activities	34,281	(124)
Increase (decrease) in cash and cash equivalents	$33,026	$(3,489)

Operating activities.  Net cash used in operating activities was $6.3 million and $7.6 million for the three months ended March 31, 2018 and 2017, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities.  Net cash provided by investing activities was $5.0 million and $4.2 million for the three months ended March 31, 2018 and 2017, respectively, and was primarily due to maturities of short-term investments, offset by purchases of these investments.

Financing activities.  Net cash provided by financing activities was $34.3 million during the three months ended March 31, 2018 and primarily resulted from $35.2 million in gross proceeds received from the issuance of common stock and warrants, offset by $0.8 million in net repayments on borrowings under our SVB loan agreement. Net cash used in financing activities was $0.1 million during the three months ended March 31, 2017 and resulted from $0.9 million in net repayments on borrowings under our SVB loan agreement, offset by $0.8 million in net proceeds received from the issuance of common stock.

Funding Requirements

At March 31, 2018, we had cash and cash equivalents totaling $62.5 million. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including to complete our ongoing Phase 3 trial in angiosarcoma. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements.

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

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the applicable rules of the Securities and Exchange Commission (SEC).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At March 31, 2018, our cash and cash equivalents consist of cash, money market funds and U.S. Treasury securities. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our long-term debt bears interest at a fixed rate.

Foreign Currency Exchange Risk

We incur expenses for patients enrolled in our clinical studies and for the manufacture of clinical trial materials outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, primarily Pounds Sterling. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. However, to date, these fluctuations have not been significant. Based on our purchase commitments for our 2018 fiscal year, a movement of 1% in the U.S. dollar to Pounds Sterling exchange rate would not have a material effect on our results of operations or financial condition.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2018, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, together with the other information contained in this Quarterly Report and in our other public filings with the SEC. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of our product candidates, including our most advanced product candidate, TRC105, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $19.1 million and $27.0 million for the years ended December 31, 2017 and 2016, respectively. At March 31, 2018, we had an accumulated deficit of $113.1 million.

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

At March 31, 2018, we had cash and cash equivalents totaling $62.5 million. Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements for at least the next 12 months. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including for the completion of our Phase 3 TAPPAS trial in angiosarcoma. In addition, in 2016 we licensed two early-stage oncology programs from Janssen Pharmaceutica N.V. (Janssen) and are subject to obligations to develop the programs through clinical proof of concept. We will need additional funds to complete clinical proof of concept for the programs and, to the extent we retain the programs afterwards, to advance the programs through later stages of development.

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

Our loan and security agreement with Silicon Valley Bank, or SVB, contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.*

On May 3, 2018, we entered into an amended loan and security agreement with SVB to borrow $7.0 million, all of which was used to refinance amounts outstanding under prior credit facilities with SVB. The agreement, as amended, contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

If TRC105 or any other product candidate is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be materially harmed. For example, if the results of ongoing or planned clinical trials of TRC105 demonstrate unexpected safety issues, do not achieve the primary efficacy endpoints or are terminated prior to completion due to analysis of interim results, as applicable, the prospects for approval of TRC105 as well as our stock price would be materially and adversely affected.

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

Phase 1 or Phase 2 clinical trials of TRC105 and TRC102 conducted to date have generated AEs related to the study drug, some of which have been serious. The most common AEs identified to date and related to TRC105 have been anemia, dilated small vessels in the skin and mucosal membranes (which may result in nosebleeds and bleeding of the gums), headache, fatigue and gastrointestinal and other symptoms during the initial infusion of TRC105. While we have not observed an exacerbation of side effects commonly associated with VEGF inhibitors in clinical trials of TRC105 in combination with a VEGF inhibitor, it is possible that future trials, including larger and lengthier Phase 3 clinical trials, may show this effect due to both drugs acting to inhibit angiogenesis simultaneously. Because our development and regulatory approval strategy for TRC105 is focused on combining TRC105 with VEGF inhibitors, if we encountered safety issues associated with combining TRC105 with VEGF inhibitors, it would be a significant setback for our development program and our ability to obtain regulatory approval for TRC105 may be adversely impacted. The most common AE identified in our clinical trials of TRC102 has been anemia.  TRC253 is currently being tested in humans for the first time, and it is possible that we could observe AEs in our Phase 1 study of TRC253 that would preclude further development or cause Janssen to not exercise its option to regain rights to the program.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could harm the commercial prospects for our product candidates. For example, we anticipate that if we were to obtain regulatory approval for TRC105 in some or all of the initial oncology indications we are pursuing, we or our partners such as NCI would still need to conduct additional Phase 3 clinical trials in order to obtain approval for additional indications and expand TRC105’s market potential. In addition, we believe that TRC105 may be most effective as a treatment of solid tumors which express high levels of endoglin, such as angiosarcoma. We previously analyzed endoglin expression on archival tumor tissue across various sarcoma subtypes and did not find a correlation between endoglin expression and response to TRC105 treatment in sarcoma subtypes other than angiosarcoma. We believe that this analysis may have limited utility due to tumor heterogeneity, the long period of time between sampling and treatment, and the effects of tumor evolution resulting from prior treatment. If we are unable to establish a correlation between endoglin expression and response to TRC105 treatment in subsequent analyses or to identify additional tumor types that express endoglin, our ability to successfully identify target patient populations for future clinical development or to expand TRC105’s market potential may be limited.

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

For TRC105, we have relied on Lonza for drug substance clinical supply manufacture. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including filling into vials, shipping and storage.  For our clinical stage pipeline programs, while we believe that our existing supplies of drug product and our contract manufacturing relationships will be sufficient to accommodate clinical trials through Phase 3 for TRC105, Phase 2 for TRC102, and proof of concept for TRC253, there can be no guarantee that lack of clinical supplies will not force us to delay or terminate any of our ongoing or planned clinical trials.

We also expect to continue to rely on third party manufacturers for any drug required for commercial supply, and do not intend to build our own manufacturing capability. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities is costly, time consuming and subject to potential difficulties and delays. For example, we rely on Lonza to manufacture TRC105 drug substance and separately license from Lonza its proprietary cell line and other methods of producing TRC105 drug substance. While we have the right to transfer the manufacture of TRC105 drug substance to additional or alternate suppliers and to sublicense Lonza’s TRC105 manufacturing technology to such other suppliers under specified conditions, we may encounter delays in any such transfer due to the time and effort required for another party to understand and successfully implement Lonza’s proprietary process. In February 2017 we entered into a long-term manufacturing agreement with an affiliate of Lonza for the manufacture of TRC105 drug substance intended for registration batches and future commercial supply if TRC105 receives regulatory approval.  As part of the manufacturing agreement, we and Lonza are in the process of transferring the TRC105 manufacturing process to a separate Lonza facility. This transfer may result in setbacks in replicating the current manufacturing process at a new facility that has not previously manufactured TRC105. In particular, for biologics, it is not uncommon to experience setbacks and delays in process transfer, which may delay our ability to obtain regulatory approval or may result in higher costs to manufacture commercial drug product than we currently expect.

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

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of March 31, 2018, we are the exclusive licensee of six issued U.S. patents, two pending U.S. patent applications, and sixteen issued non-U.S patents and two pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.” We are also the exclusive licensee of pending applications, which have not yet published, related to TRC253 and TRC694.

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

We have in-licensed a portion of our intellectual property, and, if we fail to comply with our obligations under these arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.*

We are a party to a number of license agreements that are important to our business, and we may enter into additional license agreements in the future. TRC105 is protected, in part, by patents exclusively in-licensed from Roswell Park Cancer Institute. TRC102 is protected, in part, by patents exclusively licensed from Case Western. TRC253 and TRC694 and associated intellectual property have been licensed from Janssen.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2017, we had federal and California net operating loss carryforwards, or NOLs, of approximately $83.1 million and $85.3 million, respectively, which expire in various years beginning in 2030, if not utilized. Under the newly enacted federal income tax law, federal NOLs generated in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  As of December 31, 2017, we had federal and California research and development and Orphan Drug tax credit carryforwards of approximately $7.0 million and $1.6 million, respectively. The federal research and development and Orphan Drug tax credit carryforwards expire in various years beginning in 2031, if not utilized. The California research and development credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, including as a result of our recent sale of common stock and warrants in a private placement financing, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

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

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.*

We are dependent upon our own or third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, malicious intrusion, or random attack. Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including our clinical trial data, intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Third party sites that take part in clinical trials we sponsor or third parties that are also sponsoring clinical trials involving our product candidates, such as NCI and Case Western, face similar risks and any security breach of their systems could adversely affect us. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue. Any of these events could be particularly harmful to our business due to our reliance on internal clinical development functions and systems to conduct our clinical trials. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile, and our stockholders may not be able to resell their shares at a desired market price and could lose all or part of their investment.*

Even though our common stock trades on the Nasdaq Global Market, we cannot assure you that an active, liquid trading market for our shares will develop or persist. Our stockholders may not be able to sell their shares quickly or at a recently reported market price if trading in our common stock is not active.  The trading price of our common stock has been, and is likely to continue to be, volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of March 31, 2018, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned over 50% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

On May 3, 2018, we entered into a third amendment to our amended and restated loan and security agreement with SVB to borrow $7.0 million, all of which was used to refinance amounts outstanding under prior credit facilities with SVB. Pursuant to the terms of the Amended Loan and Security Agreement, we issued warrants to purchase up to 53,639 shares of our common stock at an exercise price of $2.61 per share. The warrants are fully exercisable and expire on May 3, 2025.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Silicon Valley Bank Loan and Security Agreement and Warrant

On May 3, 2018, TRACON Pharmaceuticals, Inc. (the “Company”) entered into a third amendment to its amended and restated loan and security agreement with Silicon Valley Bank (“SVB”).  The amendment provides the Company with a new loan in the principal amount of $7,000,000 (the “new loan”), all of which was immediately borrowed by the Company and used to repay the Company’s existing loan with SVB.

The Company will be required to pay interest on the borrowings under the new loan at a fixed, per-annum rate of 9.0% on a monthly basis, with interest-only payments through June 30, 2019, which date may be extended through November 30, 2019 in the event certain funding and regulatory conditions are met.  Thereafter, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal at June 30, 2019, or November 30, 2019, as applicable, divided by 30 months. At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 4.0% of the original principal amount of the amounts borrowed.

The Company may elect to prepay all amounts owed under the new loan prior to the maturity date, subject to a prepayment fee equal to 3.0% of the amount prepaid if the prepayment occurs on or prior to May 3, 2019, 2.0% of the amount prepaid if the prepayment occurs after May 3, 2019 but prior to May 3, 2020 and 1.0% of the amount prepaid if the prepayment occurs on or after May 3, 2020.

Except as described above, the new loan is subject to the same material terms set forth in the Company’s existing loan and security agreement with SVB.

In connection with the third amendment, the Company issued SVB a warrant to purchase 53,639 shares of its common stock at an exercise price of $2.61 per share (the “Lender Warrant”).  The Lender Warrant is fully exercisable and expires on May 3, 2025.

The foregoing is only a brief description of the third amendment and the Lender Warrant, does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Lender Warrant and the third amendment, which are filed as Exhibits 4.9 and 10.2, respectively, to this Quarterly Report on Form 10-Q.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(1)	Amended and Restated Bylaws, as currently in effect.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
4.3(3)	Investor Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.
4.4(4)	Registration Rights Agreement, dated March 14, 2017, by and between the Registrant and Aspire Capital Fund, LLC.
4.5(4)	Common Stock Purchase Agreement, dated March 14, 2017 by and between TRACON Pharmaceuticals, Inc. and Aspire Capital Fund, LLC.
4.6(5)	Securities Purchase Agreement, dated March 22, 2018, among TRACON Pharmaceuticals, Inc. and the purchasers listed on Exhibit A thereto.
4.7(5)	Form of Pre-Funded Warrant dated March 27, 2018.
4.8(5)	Form of Common Warrant dated March 27, 2018.
4.9	Warrant dated May 3, 2018, issued to Silicon Valley Bank.
10.1	TRACON Pharmaceuticals, Inc. Bonus Plan, as amended February 21, 2018.
10.2	Third Amendment to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated May 3, 2018.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2017.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 23, 2018.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: May 9, 2018	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2018	/s/ Patricia L. Bitar, C.P.A.
Patricia L. Bitar, C.P.A.
Chief Financial Officer (principal financial and accounting officer)