Form 10-Q
period 2018-06-30
Tracon Pharmaceuticals, Inc.
filed 2018-08-08
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The number of outstanding shares of the registrant’s common stock as of August 3, 2018 was 29,840,844.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,434	$29,467
Short-term investments	18,933	4,999
Prepaid and other assets	1,494	1,591
Total current assets	54,861	36,057
Property and equipment, net	59	73
Total assets	$54,920	$36,130
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,511	$6,800
Accrued compensation and related expenses	821	1,494
Current portion of deferred revenue	—	667
Long-term debt, current portion	—	2,837
Total current liabilities	11,332	11,798
Deferred revenue	—	2,333
Other long-term liabilities	372	409
Long-term debt, less current portion	6,258	4,603
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at June 30, 2018 and December 31, 2017; issued and outstanding shares—none	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 at June 30, 2018 and December 31, 2017; issued and outstanding shares — 29,829,598 and 17,711,928 at June 30, 2018 and December 31, 2017, respectively	30	18
Additional paid-in capital	159,747	121,670
Accumulated deficit	(122,819)	(104,701)
Total stockholders’ equity	36,958	16,987
Total liabilities and stockholders’ equity	$54,920	$36,130

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Collaboration revenue	$-	$631	$3,000	$1,257
Operating expenses:
Research and development	8,115	4,893	17,553	10,475
General and administrative	1,622	2,068	3,373	4,032
Total operating expenses	9,737	6,961	20,926	14,507
Loss from operations	(9,737)	(6,330)	(17,926)	(13,250)
Other income (expense):
Interest expense, net	(23)	(233)	(192)	(458)
Other income (expense), net	6	(3)	-	(5)
Total other expense	(17)	(236)	(192)	(463)
Net loss	$(9,754)	$(6,566)	$(18,118)	$(13,713)

Net loss per share, basic and diluted	$(0.33)	$(0.40)	$(0.76)	$(0.84)
Weighted-average shares outstanding, basic and diluted	29,706,717	16,610,124	23,992,497	16,409,389

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(18,118)	$(13,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,370	1,601
Common stock issued for services	—	23
Depreciation and amortization	14	34
Amortization of debt discount	51	56
Amortization of premium/discount on short-term investments	(11)	(4)
Noncash interest	146	180
Deferred rent	9	16
Deferred revenue	(3,000)	(873)
Changes in assets and liabilities:
Prepaid expenses and other assets	97	421
Accounts payable and accrued expenses	3,683	478
Accrued compensation and related expenses	(673)	(492)
Net cash used in operating activities	(16,432)	(12,273)
Cash flows from investing activities
Purchase of property and equipment	—	(24)
Purchases of available-for-sale short-term investments	(18,923)	(8,994)
Proceeds from the maturity of available-for-sale short-term investments	5,000	11,705
Net cash (used in) provided by investing activities	(13,923)	2,687
Cash flows from financing activities
Proceeds from long-term debt	7,000	8,000
Repayment of long-term debt	(8,320)	(8,850)
Proceeds from sale of common stock and warrants	38,674	1,000
Costs paid in connection with sales of common stock	(2,167)	(259)
Proceeds from issuance of common stock under equity plans	213	123
Payment of tax withholdings related to net share settlements of vested restricted stock awards	(78)	(137)
Net cash provided by (used in) financing activities	35,322	(123)
Increase (decrease) in cash and cash equivalents	4,967	(9,709)
Cash and cash equivalents at beginning of period	29,467	35,710
Cash and cash equivalents at end of period	$34,434	$26,001

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

Basis of Presentation

As of June 30, 2018, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of June 30, 2018, the Company had an accumulated deficit of $122.8 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At June 30, 2018, the Company had cash, cash equivalents and short-term investments of $53.4 million. Based on the Company’s current business plan, management believes that existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s obligations for at least 12 months after the release date of these condensed consolidated financial statements.  The completion of the private placement of the Company’s common stock and warrants in March and April 2018, which generated net proceeds totaling $36.5 million, resolved the substantial doubt about the Company’s ability to continue as a going concern which existed at the reporting date of the December 31, 2017 consolidated financial statements.

The Company plans to continue to fund its losses from operations through cash, cash equivalents and investments on hand, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements, including equity financing through the common stock purchase agreement the Company entered into with Aspire Capital Fund, LLC in March 2017 for the purchase of up to $21.0 million of the Company’s common stock over a 30-month period and/or the at-the-market equity offering sales agreement the Company entered into with Stifel, Nicolaus & Company, Incorporated in February 2016 for the sale of up to $25.0 million of the Company’s common stock, of which approximately $21.5 million remains available for sale subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements at June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, included in its Annual Report on Form 10-K filed with the SEC on March 1, 2018.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes all existing revenue recognition requirements, using the modified retrospective approach. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 was applied to all contracts on January 1, 2018, the date of adoption. The Company did not identify any accounting changes that impacted the amount of historically reported retained earnings therefore no adjustment to retained earnings was required upon adoption. The following is the total revenue that would have been recorded in the three and six months ended June 30, 2018 under the superseded revenue recognition guidance, Accounting Standards Codification 605, Revenue Recognition (ASC 605), had ASU 2014-09 not been adopted (in thousands):

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	As Reported	Amount under ASC 605	Effect of Change	As Reported	Amount under ASC 605	Effect of Change
Statement of Operations
Revenue	$-	$166	$(166)	$3,000	$333	$2,667

To date, substantially all of the Company’s revenue has been derived from its license agreements with Santen Pharmaceutical Co., Ltd. (Santen) and Ambrx Inc. (Ambrx) as described in Note 6. The terms of these arrangements include payments to the Company for the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products.  In accordance with ASU 2014-09, the Company performs the following steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of these agreements: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation.

Licenses of intellectual property:  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

The Company receives payments from its collaborators based on billing schedules established in each contract. Up-front payments and fees may require deferral of revenue recognition to a future period until the Company performs its obligations under its collaboration arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites, CROs and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2018 and 2017, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding for the period, as adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 525 and 785 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three and six months ended June 30, 2018, respectively, and 7,037 and 8,816 weighted-average shares subject to repurchase for the three and six months ended June 30, 2017, respectively. For all periods presented, there was no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Six Months Ended
	June 30,
	2018	2017
Warrants to purchase common stock	15,619,113	103,865
Common stock options and restricted stock units	3,125,753	2,498,609
ESPP shares	4,289	7,307
	18,749,155	2,609,781

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Accounting Standards Codification 718, Compensation-Stock Compensation, to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The new accounting standard is effective for public entities for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its financial statements and related disclosures.

2.	Short-Term Investments, Cash Equivalents and Fair Value Measurements

At June 30, 2018, short-term investments consisted of U.S. treasury securities. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

Realized gains and losses from the sale of short-term investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of operations. Realized and unrealized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations. At June 30, 2018, the remaining contractual maturities of all available-for-sale investments were less than one year.

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

Cash equivalents, which are classified as equity securities, and short-term investments, which are classified as available-for-sale securities, consisted of the following (in thousands):

	June 30, 2018				December 31, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$5,603	$—	$—	$5,603	$5,488	$—	$—	$5,488
U.S. treasury securities	18,933	—	—	18,933	4,999	—	—	4,999
	$24,536	$—	$—	$24,536	$10,487	$—	$—	$10,487
Classified as:
Cash equivalents				$5,603				$5,488
Short-term investments				18,933				4,999
Total Cash equivalents and Short-term investments				$24,536				$10,487

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2018
Money market funds and U.S. treasury securities, included in Cash equivalents and Short-term investments	$24,536	$—	$24,536	$—
At December 31, 2017
Money market funds and U.S. treasury securities, included in Cash equivalents and Short-term investments	$10,487	$—	$10,487	$—

3.	Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Long-term debt	$7,000	$8,000
Less debt discount, net of current portion	(742)	(197)
Long-term debt, net of debt discount	6,258	7,803
Less current portion of long-term debt	-	(3,200)
Long-term debt, net of current portion	$6,258	$4,603
Current portion of long-term debt	$-	$3,200
Current portion of debt discount	-	(363)
Current portion of long-term debt, net	$-	$2,837

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

Future minimum principal and interest payments under the 2018 Amended SVB Loans, including the final payment, are as follows (in thousands):

Remaining 2018	$320
2019	2,012
2020	3,195
2021	3,218
8,745
Less interest and final payment	(1,745)
Long-term debt	$7,000

4.	Commitments and Contingencies

Lonza Biologics Tuas Pte Ltd (Lonza)

On February 22, 2017, the Company entered into a long-term manufacturing agreement, or the Manufacturing Agreement, with Lonza for the long term manufacture and supply of registration and commercial batches of TRC105, the Company’s lead drug product candidate. Under the Manufacturing Agreement, Lonza has agreed to manufacture TRC105 pursuant to purchase orders and in accordance with the manufacturing specifications agreed upon between the Company and Lonza. The Company is required to purchase certain batches of TRC105 prior to regulatory approval with a total estimated cost of approximately $15.0 million at June 30, 2018. Following regulatory approval, the Company will be required to purchase a specified minimum number of batches annually with a total annual estimated cost of approximately $22.0 million. If the Company cancels any purchase orders, the Company may be obligated to pay certain cancellation fees. In addition, the Company will be obligated to pay a milestone fee to Lonza upon the earlier of the first approval of TRC105 by the U.S Food and Drug Administration (FDA) or European Medicines Agency (EMA) or the Company’s receipt of a complete response letter or non-approvability letter (or equivalent communication) indicating that the rejection of the marketing application was not due to a deficiency in Lonza’s facility, the manufacturing process or services performed by Lonza. At June 30, 2018, the Company had non-cancelable purchase obligations totaling $5.5 million under this agreement.

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

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and/or sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At June 30, 2018, potential future milestone payments under these agreements, including future milestone payments associated with assets acquired from Janssen Pharmaceutica N.V. should they not exercise their option to regain their rights to certain assets as discussed in Note 6, totaled an aggregate of approximately $126.0 million.

5.	Stockholders’ Equity

Sales of Common Stock

In March and April 2018, the Company sold 11,930,525 shares of its common stock at a purchase price of $2.70 per share, warrants to purchase 1,765,542 shares of its common stock at a purchase price of $2.69 per share and an exercise price of $0.01 per share (the Pre-Funded Warrants) and warrants to purchase 13,696,067 shares of its common stock at a purchase price of $0.125 per share and an exercise price of $2.70 per share (the Common Warrants) for net proceeds of approximately $36.5 million in a private placement to new and certain existing accredited investors.  In accordance with their terms, the Pre-Funded Warrants and the Common Warrants may not be exercised if the holder’s ownership of the Company’s common stock would exceed 9.99% or 19.99% of the Company’s total shares outstanding following such exercise, depending on the investor.  Both the Pre-Funded Warrants and the Common Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. In April 2018, in connection with this transaction, the Company paid Angel Pond Capital, an affiliate of a holder of more than 5% of the Company’s common stock and an affiliate of a member of the Company’s Board of the Directors, a fee totaling approximately $1.9 million as consideration for acting as a nonexclusive placement agent for this financing.

In March 2017, the Company entered into a Common Stock Purchase Agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of the Company’s common stock. Under the terms of the Purchase Agreement, the Company sold 222,222 shares of the Company’s common stock to Aspire Capital at $4.50 per share for net proceeds of approximately $0.9 million upon execution of the Purchase Agreement and Aspire Capital is committed to purchase up to $20.0 million of additional shares of its common stock solely at the Company’s request from time to time during a 30 month period beginning on May 1, 2017 and at prices based on the market price at the time of each sale, subject to certain conditions. In consideration for entering into the Purchase Agreement and concurrently with the execution of the Purchase Agreement, the Company issued 195,726 shares of its common stock to Aspire Capital, the fair value of which was recorded as offering costs in connection with the transaction.

At-The-Market Issuance Sales Agreement

In February 2016, the Company entered into an At-the-Market Equity Offering Sales Agreement (Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel), pursuant to which it may sell from time to time, at its option, up to an aggregate of $25.0 million of the Company’s shares of its common stock through Stifel, as sales agent.  The Company is required to pay Stifel 2.5% of gross proceeds for the common stock sold through the Sales Agreement. During the three and six months ended June 30, 2018, the Company sold no shares of common stock through the Sales Agreement with Stifel and approximately $21.5 million of common stock remains available for sale under the Sales Agreement, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period.

Equity Plan Activity

During the six months ended June 30, 2018, the Company issued 125,474 shares of common stock upon the exercise of outstanding stock options and 38,019 shares of common stock upon the vesting of restricted stock units. The Company withheld 26,304 shares of common stock on the vesting date of certain restricted stock units to settle the employees’ minimum statutory tax obligations for income and other related employment taxes, the payment of which is reported as a financing activity in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2018. During the year ended December 31, 2017, the Company issued 53,756 shares of common stock upon the exercise of outstanding stock options.

Common Stock Warrants

As of June 30, 2018, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
May 13, 2022	18,415	$10.86
November 14, 2023 through June 4, 2024	38,758	7.74
January 25, 2024	46,692	5.14
March 27, 2024	13,696,067	2.70
March 27, 2025	1,765,542	0.01
May 3, 2025	53,639	2.61
	15,619,113

During the three and six months ended June 30, 2018 and 2017, no warrants were exercised.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.7%	1.8%	2.8%	2.1%
Expected volatility	80%	84%	80%	83%
Expected term (in years)	6.1	5.5	6.2	6.2
Expected dividend yield	—%	—%	—%	—%

 Stock compensation expense for the ESPP was immaterial for the three and six months ended June 30, 2018.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$375	$357	$739	$725
General and administrative	289	438	631	876
	$664	$795	$1,370	$1,601

6.	Collaborations

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of June 30, 2018 and December 31, 2017, two development milestones had been received totaling $10.0 million.  If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay the Company tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse the Company for all royalties due by the Company under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of the Company’s patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

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

Upon the adoption of ASC 2014-09 and as of June 30, 2018, the transaction price includes the $10.0 million upfront payment and the two development milestones received totaling $10.0 million, all of which had been fully recognized as revenue at December 31, 2017.  The remaining $62.5 million of potential development and regulatory milestone payments are fully constrained as the achievement of the milestones is not considered probable.  In addition, in accordance with ASU 2014-09, any consideration related to the commercialization and sales-based milestones (including royalties) will be recognized when the related sales occur and have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As of December 31, 2017, the Company had satisfied all of its performance obligations and recognized the full transaction price, and accordingly, no adjustment was required to retained earnings under the modified retrospective approach used upon the adoption of ASC 2014-09.  Revenue recognized related to this agreement totaled $0 for the three and six months ended June 30, 2018, and $0.6 million and $1.3 million for the three and six months ended June 30, 2017, respectively.

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

Upon the adoption of ASU 2014-09 and as of June 30, 2018, the transaction price consisted solely of the $3.0 million upfront payment. The remaining $10.5 million of potential regulatory milestone payments are fully constrained as the achievement of the milestones is not considered probable.  In addition, in accordance with ASU 2014-09, any consideration related to the sales-based milestones (including royalties) will be recognized when the related sales occur and therefore, have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

At December 31, 2017, the $3.0 million upfront payment had been received and was recorded as deferred revenue in the accompanying condensed consolidated balance sheet.  The license and know-how related to TRC105 was delivered to Ambrx in the first quarter of 2018. The Company recognized $0 and $3.0 million for the three and six months ended June 30, 2018, respectively.

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

We utilize a product development platform that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups manage significant aspects of our clinical trials with internal resources. We use these internal resources to minimize the costs associated with utilizing contract research organizations, or CROs. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which expedites patient enrollment and allows direct access to patient data as compared to a CRO-managed model, and we have leveraged this capital efficient model in all of our ongoing clinical trials including our international Phase 3 TAPPAS trial in angiosarcoma. We have also leveraged our product development platform to diversify our product pipeline through a license agreement with Janssen Pharmaceutica N.V. (Janssen) and continue to evaluate potential value creating business opportunities with other companies utilizing our product development platform. For example, we are currently identifying ex-U.S. companies who are in need of a rapid and capital-efficient U.S. drug development solution. We believe we can become a preferred clinical developmental and U.S. commercialization partner through a cost- and risk-sharing partnership structure which may include U.S. commercialization.

In March 2014, Santen Pharmaceutical Co. Ltd. (Santen) licensed from us exclusive worldwide rights to develop and commercialize our endoglin antibodies for ophthalmology indications, and in July 2017 Santen initiated dosing in a randomized Phase 2 clinical trial of DE-122 in wet AMD. In December 2017, Ambrx, Inc. (Ambrx) licensed from us exclusive rights to develop and commercialize our endoglin antibodies in China (including Hong Kong and Macau) and Taiwan.

Our other product candidates are TRC102, which is a small molecule that is in Phase 2 clinical development for the treatment of mesothelioma and glioblastoma, and two compounds that we licensed from Janssen in September 2016: TRC253, which is a small molecule in a Phase 1/2 clinical trial for the treatment of metastatic castration-resistant prostate cancer, and TRC694, a small molecule in pre-clinical development for the treatment of hematologic malignancies, including myeloma.

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

TRC253 is a competitive inhibitor of the wild type androgen receptor (AR) as well as mutations in the ligand binding domain of the AR that mediate resistance to Xtandi and Erleada. We initiated a Phase 1/2 clinical trial TRC253 in March 2017 and the recommended Phase 2 dose was established in July 2018, allowing dosing to commence in the Phase 2 portion of the Phase 1/2 trial, which is currently enrolling.

TRC694 is an inhibitor of the Nuclear Factor Kappa B inducing kinase (NIK) that is dysregulated in myeloma, mantle cell lymphoma, diffuse large B cell lymphoma, and other malignancies.

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

The following table summarizes key information regarding ongoing development of our product candidates:

	Phase	Data Expected
TRC105
Angiosarcoma	Randomized Phase 3	Interim analysis first quarter 2019
Renal Cell Carcinoma	Randomized Phase 2	Second half 2018
Hepatocellular Carcinoma	Phase 1/2	2019
Lung Cancer (with Opdivo)	Phase 1	2019
Breast Cancer	Phase 1/2	2019
Lung Cancer	Phase 1	2018
Prostate Cancer	Phase 2	2019
Wet AMD (Santen) (DE-122)	Randomized Phase 2	2019
TRC102
Mesothelioma	Phase 2	2019
Glioblastoma	Phase 2	2019
Solid tumors	Phase 1	2019
Solid tumors and Lymphomas	Phase 1/2	2019
Lung Cancer	Phase 1	2019
TRC253
Prostate Cancer	Phase 1/2	2019

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements and commercial bank debt under our credit facilities with Silicon Valley Bank (SVB). At June 30, 2018, we had cash, cash equivalents and short-term investments totaling $53.4 million.

We do not own or operate, nor do we expect to own or operate, facilitates for product manufacturing, storage, distribution or testing. We contract with third parties for the manufacture of our product candidates, including with Lonza for the manufacture of TRC105 drug substance, and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $19.1 million and $27.0 million for the years ended December 31, 2017 and 2016, respectively. At June 30, 2018, we had an accumulated deficit of $122.8 million.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to remain relatively constant in connection with our ongoing activities as we:

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

2018 Developments

In August 2018, we submitted an amendment to the FDA for the Phase 3 TAPPAS clinical trial proposing to increase the sample size to account for the fewer than expected number of events that define the endpoint of progression free survival, reflecting a higher than expected rate of withdrawal for disease progression unconfirmed by central review. Following this proposed amendment, the size of the trial will be 170 patients if the interim results lie in the favorable or unfavorable zones, 340 patients if the interim results lie in the promising zone, or 220 patients with cutaneous disease if the interim results lie in the enrichment zone; however in the case the interim results are in the unfavorable zone, the DMC could terminate the trial for futility. The amendment increases the number of patients analyzed at the interim analysis from 70 to 120.  Although the trial is enrolling at a higher rate than expected, with more than 80 patients enrolled, the amendment is expected to delay the interim analysis until the first quarter of 2019, and we expect top line data in 2020.

In July 2018, we established the recommended Phase 2 dose of TRC253 in patients with metastatic prostate cancer, allowing the initiation of the Phase 2 portion of the Phase 1/2 clinical trial.  Dosing in the Phase 2 portion of the trial commenced in August.

In June 2018, preclinical data from two murine models assessing the activity of TRC105 in combination with a PD-1 antibody were presented at the 2018 International Cancer Microenvironment Society meeting. In the first of two models, immunocompetent mice were implanted with a syngeneic colorectal cancer subcutaneously to mimic metastatic colorectal cancer. In the second model, immunocompetent mice were implanted orthotopically to mimic advanced colorectal cancer. In both models, combined treatment with TRC105 and the PD-1 antibody significantly reduced tumor volume compared to treatment with either individual therapy. Survival was significantly improved with combination treatment versus the individual therapies, with long-term survival demonstrated in 30% to 60% of animals.  Combination treatment also increased tumor specific T cells, indicating stimulation of an immune response. TRC105 is being developed with the PD-1 checkpoint inhibitor Opdivo in patients with lung cancer in a Phase 1 trial.

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

Collaboration and License Agreements

Ambrx, Inc.

In December 2017, we entered into a license agreement with Ambrx for the development and commercialization of TRC105 in China. The license grants Ambrx the exclusive rights to use, develop, manufacture and commercialize TRC105 products in all indications (excluding ophthalmology which are held by Santen) in China (including Hong Kong and Macau) and Taiwan (the Ambrx Territory). Ambrx also has the right to grant sublicenses to affiliates and third party collaborators, provided such sublicenses are consistent with the terms of our agreement and excluding the rights licensed to us under our license with Lonza.

In consideration of the rights granted to Ambrx under the agreement, we received a one-time upfront fee of $3.0 million. In addition, we are eligible to receive up to a total of $140.5 million in milestone payments upon the achievement of certain milestones, of which $10.5 million relates to development, the submission of certain regulatory filings and receipt of certain regulatory approvals and $130.0 million relates to the achievement of specified levels of product sales. If TRC105 products are successfully commercialized in the Ambrx Territory, Ambrx will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country. As of June 30, 2018, none of the milestones had been achieved.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of June 30, 2018, we had received $10.0 million in milestones related to development activities. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Third-party research and development expenses:
TRC105	$5,402	$2,704	$12,151	$6,033
TRC253	929	231	1,863	445
TRC102	22	21	46	43
TRC694	122	177	197	294
TRC205	-	-	-	15
Total third-party research and development expenses	6,475	3,133	14,257	6,830
Unallocated expenses	1,640	1,760	3,296	3,645
Total research and development expenses	$8,115	$4,893	$17,553	$10,475

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

To date, substantially all of our revenue has been derived from our license agreements with Santen and Ambrx as described in Note 6 to the condensed consolidated financial statements. The terms of these arrangements include payments to us for the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services we may provide through our contract manufacturers; and royalties on net sales of licensed products.  In accordance with the new standard, we perform the following steps in determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of these agreements: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we satisfy each performance obligation.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Accounting Standards Codification 718, Compensation-Stock Compensation, to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The new accounting standard is effective for public entities for annual reporting periods beginning after December 15, 2018 with early adoption permitted. We do not expect the adoption of ASU 2018-07 to have a material impact on our financial statements and related disclosures.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$-	$631	$(631)
Research and development expenses	8,115	4,893	3,222
General and administrative expenses	1,622	2,068	(446)
Other expense	(17)	(236)	219

Collaboration revenue.  Collaboration revenue was $0 and $0.6 million for the three months ended June 30, 2018 and 2017, respectively. The decrease of $0.6 million was primarily due to recognizing revenue under the Santen license agreement in the three months ended June 30, 2017 with no corresponding revenue in the comparable period in 2018.

Research and development expenses.  Research and development expenses were $8.1 million and $4.9 million for the three months ended June 30, 2018 and 2017, respectively. The increase of $3.2 million was primarily due to increased drug manufacturing expenses and direct clinical trial expenses for TRC105 and TRC253.

General and administrative expenses.  General and administrative expenses were $1.6 million and $2.1 million for the three months ended June 30, 2018 and 2017, respectively. The decrease of $0.4 million was primarily due to decreased headcount and stock-based compensation expenses.

Other expense.  Other expense was $0.0 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$3,000	$1,257	$1,743
Research and development expenses	17,553	10,475	7,078
General and administrative expenses	3,373	4,032	(659)
Other expense	(192)	(463)	271

Collaboration revenue.  Collaboration revenue was $3.0 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively. The increase of $1.7 million was primarily due to the $3.0 million non-refundable upfront payment received in connection with the Ambrx agreement recorded as revenue in the six months ended June 30, 2018, compared to $1.3 million recognized under the Santen license agreement in the six months ended June 30, 2017.

Research and development expenses.  Research and development expenses were $17.6 million and $10.5 million for the six months ended June 30, 2018 and 2017, respectively. The increase of $7.1 million was primarily due to increased drug manufacturing expenses for TRC105 and TRC253.

General and administrative expenses.  General and administrative expenses were $3.4 million and $4.0 million for the six months ended June 30, 2018 and 2017, respectively. The decrease of $0.7 million was primarily due to decreased headcount and stock-based compensation expenses.

Other expense.  Other expense was $0.2 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2018, we had an accumulated deficit of $122.8 million, and we expect to continue to incur net losses for the foreseeable future. We expect that our research and development expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

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

Common Stock Purchase Agreement with Aspire Capital Fund, LLC

In March 2017, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations of the Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of our common stock. Upon execution of the Purchase Agreement, we sold to Aspire Capital 222,222 shares of common stock at $4.50 per share for proceeds of $1.0 million and Aspire Capital is committed to purchase up to $20.0 million of additional shares of our common stock at our request from time to time during a 30 month period that began on May 1, 2017 and at prices based on the market price of our common stock at the time of each sale, subject to certain conditions. In consideration for entering into the Purchase Agreement and concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 195,726 shares of our common stock. As of June 30, 2018, we had issued 417,948 shares of common stock to Aspire Capital under the Purchase Agreement for net proceeds of approximately $0.9 million after offering expenses.

ATM Facility with Stifel, Nicolaus & Company, Incorporated

In February 2016, we entered into a Sales Agreement with Stifel pursuant to which we may sell from time to time, at our option, up to an aggregate of $25.0 million of shares of our common stock through Stifel, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through Stifel, on the Nasdaq Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. Stifel will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are obligated to pay Stifel an aggregate sales agent commission equal to 2.5% of the gross proceeds of the sales price for common stock sold under the Sales Agreement. As of June 30, 2018, approximately 1,037,000 shares of our common stock had been sold under the Sales Agreement and approximately $21.5 million of common stock remained available to be sold, subject to limitations on the amount of securities we may sell under our effective registration statement on Form S-3 within any 12 month period.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(16,432)	$(12,273)
Investing activities	(13,923)	2,687
Financing activities	35,322	(123)
Increase (decrease) in cash and cash equivalents	$4,967	$(9,709)

Operating activities.  Net cash used in operating activities was $16.4 million and $12.3 million for the six months ended June 30, 2018 and 2017, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities.  Net cash used in investing activities was $13.9 million for the six months ended June 30, 2018, and was primarily due to purchases of short-term investments offset by maturities of these investments. Net cash provided by investing activities was $2.7 million for the six months ended June 30, 2017, and was primarily due to maturities of short-term investments, offset by purchases of these investments.

Financing activities.  Net cash provided by financing activities was $35.3 million during the six months ended June 30, 2018 and primarily resulted from $36.5 million in net proceeds received from the issuance of common stock and warrants, offset by $1.3 million in net repayments on borrowings under our SVB loan agreement. Net cash used in financing activities was $0.1 million during the six months ended June 30, 2017 and resulted from $0.9 million in net repayments on borrowings under our SVB loan agreement, offset by $0.8 million in net proceeds received from the issuance of common stock.

Funding Requirements

At June 30, 2018, we had cash, cash equivalents and short-term investments totaling $53.4 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including to complete our ongoing Phase 3 trial in angiosarcoma. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At June 30, 2018, our cash, cash equivalents and short-term investments consist of cash, money market funds and U.S. Treasury securities. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our long-term debt bears interest at a fixed rate.

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (“Principal Executive Officer and Principal Financial Officer”), as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our President and Chief Executive Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our President and Chief Executive Officer has concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2018, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of our product candidates, including our most advanced product candidate, TRC105, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $19.1 million and $27.0 million for the years ended December 31, 2017 and 2016, respectively. At June 30, 2018, we had an accumulated deficit of $122.8 million.

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

We will require substantial additional financing to achieve our goals, and failure to obtain additional financing when needed could force us to delay, limit, reduce or terminate our drug development efforts.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our development expenses to remain relatively constant in connection with our ongoing activities as we advance our clinical programs, including our planned and future clinical trials of TRC105 and TRC253, and conduct manufacturing activities for TRC105.

At June 30, 2018, we had cash, cash equivalents and short-term investments totaling $53.4 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital requirements for at least the next 12 months. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including for the completion of our Phase 3 TAPPAS trial in angiosarcoma. In addition, in 2016 we licensed two early-stage oncology programs from Janssen Pharmaceutica N.V. (Janssen) and are subject to obligations to develop the programs through clinical proof of concept. We will need additional funds to complete clinical proof of concept for the programs and, to the extent we retain the programs afterwards, to advance the programs through later stages of development.

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

Even if our product candidates demonstrate favorable results in ongoing or planned Phase 1 and 2 clinical trials, many product candidates fail to show desired safety and efficacy traits in late-stage clinical trials despite having progressed through earlier trials. In addition to the potential lack of safety or efficacy of our product candidates, clinical trial failures may result from a multitude of factors including flaws in trial design, manufacture of clinical trial material, dose selection and patient enrollment criteria, or differences in determination of progression events by investigators compared to central radiographic reviewers. For example, we determined that we will not achieve the projected 115 events of progression or death by central radiographic review, which will decrease the statistical power of our ongoing randomized Phase 2 clinical trial of TRC105 and Inlyta in renal cell carcinoma, to detect a statistically significant improvement in efficacy versus Inlyta alone. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval.

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

If initiation or completion of our ongoing or planned clinical trials are delayed for any of the above reasons or other reasons, our development costs may increase, our approval process could be delayed and our ability to commercialize our product candidates could be materially harmed, which could have a material adverse effect on our business. For example, we recently determined we will need to increase the sample size for our Phase 3 TAPPAS trial of TRC105 for the treatment of angiosarcoma due to the fewer than expected number of events that define the endpoint of progression free survival that reflected a higher rate of withdrawal for disease progression unconfirmed by central review. We have submitted an amendment to the FDA proposing the sample size of the trial will be 170 patients if the interim results lie in the favorable or unfavorable zones, 340 patients if the interim results lie in the promising zone, or 220 patients with cutaneous disease if the interim results lie in the enrichment zone, however in the case the interim results are in the unfavorable zone, the DMC could terminate the trial for futility. We expect that this will delay the planned interim analysis in the trial until the first quarter of 2019, delay the availability of top-line data until 2020, and increase the cost of completing the trial.

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

We also expect to target specific patient populations with TR253 and TRC694 and expect to continue to develop companion diagnostic tests in prostate cancer and myeloma/lymphoma, respectively, to improve selection of patients that would respond to these treatments. If we are unable to establish a companion diagnostic for either of these treatments, our ability to successfully identify target patient populations for future clinical development may be limited.

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

We received orphan drug designation for TRC105 in soft tissue sarcoma in 2016 in the United States and European Union and we intend to seek orphan drug designation for our eligible product candidates in other indications.  The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years. Despite our receipt of orphan drug designation for TRC105 in soft tissue sarcoma, we cannot guarantee that we will be able to receive orphan drug status from the FDA for any other product candidates or indications. For example, we previously withdrew an application for orphan drug designation in gestational trophoblastic neoplasia (GTN). If we are unable to secure orphan drug designation for additional product candidates or indications, our regulatory and commercial prospects may be negatively impacted.

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

We may not be successful in establishing and maintaining additional collaborations, which could adversely affect our ability to develop and commercialize our existing product candidates.*

A part of our strategy is to strategically evaluate and, as deemed appropriate, enter into additional out-licensing and collaboration agreements, including potentially with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate partners for our product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully partner our product candidates, potential partners must view these product candidates as having the requisite potential to demonstrate safety and efficacy and as being economically valuable in light of the terms that we are seeking and other available products for licensing by other companies. Due to our existing license agreements with Santen and Ambrx, we may find it more difficult to secure additional collaborations for our endoglin antibodies if major biotechnology or pharmaceutical companies would prefer to have exclusive control over development for all indications and in all territories. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any inability or delay in entering into new collaboration agreements related to our product candidates, in particular in foreign countries where we do not have and do not intend to establish significant capabilities, could delay the development and commercialization of our product candidates and reduce their market potential.

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

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of June 30, 2018, we are the exclusive licensee of six issued U.S. patents, two pending U.S. patent applications, and sixteen issued non-U.S patents and three pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.” We are also the exclusive licensee of pending applications related to TRC253 and TRC694.

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

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.*

We face competition both in the United States and internationally, including from major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, other pharmaceutical and biotechnology companies, including Pfizer, Inc. have active programs to develop therapies targeting proteins in the endoglin pathway that would compete directly with certain of our product candidates, including TRC105. Many other companies are developing other cancer therapies that, if successful, could change the standard of care for cancer patients and relegate anti-angiogenesis therapy to a last-line or niche role or make it obsolete.  For example, the approval of Opdivo (nivolumab) and Cabometyx (cabozantinib) have decreased the use of Inlyta as a second line treatment in renal cell carcinoma.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.*

Third party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act or ACA, was enacted in the United States. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative changes to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. Although a number of these, and other potential, proposals will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program.

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

Risks Related to Our Business and Industry

If we fail to develop, acquire or in-license other product candidates or products, our business and prospects will be limited.*

We do not have internal new drug discovery capabilities or a technology platform with which to develop novel product candidates. Unless we develop or acquire these capabilities or a technology platform, our only means of expanding our product pipeline will be to acquire or in-license product candidates that complement or augment our current targets, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. In addition, part of our corporate strategy is to leverage our existing internal clinical development and regulatory capabilities by entering into collaborations where we conduct development activities related to third party product candidates in exchange for commercialization and payment rights, such as our collaboration with Janssen with respect to TRC253 and TRC694.  Identifying, selecting and acquiring or licensing promising product candidates requires substantial technical, financial and human resources. Efforts to do so may not result in the actual development, acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. With respect to TRC253, Janssen has an option to reacquire the intellectual property rights to the program on pre-negotiated terms until a certain period of time following the completion of clinical proof of concept.  If Janssen exercises this right, while we would be entitled to receive an up-front payment and would have the opportunity to receive future milestone and royalty payments from Janssen, we would have no further rights to develop, commercialize or realize value from TRC253.  In addition, Janssen has an option to negotiate with us to reacquire rights to TRC694 following the completion of clinical proof of concept, which may or may not result in an out-license of the product candidate back to Janssen. If we are unable to retain existing product candidates and add additional product candidates to our pipeline, we may not be able to execute on an important part of our business strategy and our long-term business and prospects will be limited.

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

We are subject to extensive federal and state regulation, and our failure to comply with these laws could harm our business.*

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, imposes certain regulatory and contractual requirements on covered entities and their business associates regarding the privacy, security and transmission of individually identifiable health information;

•

federal “sunshine” requirements imposed by the Affordable Care Act, on certain drug manufacturers regarding any transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by such physicians and their immediate family members; and

•

state or foreign law equivalents of each of the above federal laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We are also subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal health data in the European Union is governed by the General Data Protection Regulation, or the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information. The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third party vendors process, including in clinical trials conducted in the United States and European Union. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2017, we had federal and California net operating loss carryforwards, or NOLs, of approximately $83.1 million and $85.3 million, respectively, which expire in various years beginning in 2030, if not utilized. Under the newly enacted federal income tax law, known as the Tax Cuts and Jobs Act of 2017, or Tax Act, federal NOLs generated in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited.  It is uncertain if and to what extent various states will conform to the Tax Act. As of December 31, 2017, we had federal and California research and development and Orphan Drug tax credit carryforwards of approximately $7.0 million and $1.6 million, respectively. The federal research and development and Orphan Drug tax credit carryforwards expire in various years beginning in 2031, if not utilized. The California research and development credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, including as a result of our recent sale of common stock and warrants in a private placement financing, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.*

On December 22, 2017, President Trump signed into law the Tax Act which significantly revises the Code.  The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for NOLs to 80% of current year taxable income and elimination of NOL carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the Tax Act.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of June 30, 2018, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned over 50% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(1)	Amended and Restated Bylaws, as currently in effect.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
4.3(3)	Investor Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.
4.4(4)	Registration Rights Agreement, dated March 14, 2017, by and between the Registrant and Aspire Capital Fund, LLC.
4.5(4)	Common Stock Purchase Agreement, dated March 14, 2017 by and between TRACON Pharmaceuticals, Inc. and Aspire Capital Fund, LLC.
4.6(5)	Securities Purchase Agreement, dated March 22, 2018, among TRACON Pharmaceuticals, Inc. and the purchasers listed on Exhibit A thereto.
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2017.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 23, 2018.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: August 8, 2018	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer and principal financial officer)