Form 10-Q
period 2018-09-30
Tracon Pharmaceuticals, Inc.
filed 2018-11-07
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s common stock as of November 2, 2018 was 29,871,327.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,193	$29,467
Short-term investments	18,978	4,999
Prepaid and other assets	1,268	1,591
Total current assets	48,439	36,057
Property and equipment, net	52	73
Total assets	$48,491	$36,130
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,062	$6,800
Accrued compensation and related expenses	1,156	1,494
Current portion of deferred revenue	—	667
Long-term debt, current portion	370	2,837
Total current liabilities	13,588	11,798
Deferred revenue	—	2,333
Other long-term liabilities	371	409
Long-term debt, less current portion	5,973	4,603
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at September 30, 2018 and December 31, 2017; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 at September 30, 2018 and December 31, 2017; issued and outstanding shares — 29,840,844 and 17,711,928 at September 30, 2018 and December 31, 2017, respectively	30	18
Additional paid-in capital	160,433	121,670
Accumulated deficit	(131,904)	(104,701)
Total stockholders’ equity	28,559	16,987
Total liabilities and stockholders’ equity	$48,491	$36,130

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Collaboration revenue	$-	$7,498	$3,000	$8,755
Operating expenses:
Research and development	6,976	4,257	24,529	14,732
General and administrative	2,107	1,847	5,480	5,879
Total operating expenses	9,083	6,104	30,009	20,611
(Loss) income from operations	(9,083)	1,394	(27,009)	(11,856)
Other income (expense):
Interest expense, net	(12)	(223)	(204)	(681)
Other income (expense), net	10	(1)	10	(6)
Total other expense	(2)	(224)	(194)	(687)
Net (loss) income	$(9,085)	$1,170	$(27,203)	$(12,543)

Net (loss) income per share, basic and diluted	$(0.30)	$0.07	$(1.05)	$(0.76)
Weighted-average shares outstanding, basic	29,837,486	16,828,801	25,962,237	16,550,730
Weighted-average shares outstanding, diluted	29,837,486	17,137,311	25,962,237	16,550,730

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(27,203)	$(12,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,044	2,398
Common stock issued for services	—	29
Depreciation and amortization	21	41
Amortization of debt discount	72	86
Amortization of premium/discount on short-term investments	(56)	(6)
Noncash interest	209	267
Deferred rent	10	54
Deferred revenue	(3,000)	(1,259)
Changes in assets and liabilities:
Prepaid expenses and other assets	323	(206)
Accounts payable and accrued expenses	5,261	468
Accrued compensation and related expenses	(338)	(263)
Net cash used in operating activities	(22,657)	(10,934)
Cash flows from investing activities
Purchase of property and equipment	—	(30)
Purchases of available-for-sale short-term investments	(18,923)	(8,994)
Proceeds from the maturity of available-for-sale short-term investments	5,000	14,705
Net cash (used in) provided by investing activities	(13,923)	5,681
Cash flows from financing activities
Proceeds from long-term debt	7,000	8,000
Repayment of long-term debt	(8,320)	(8,850)
Proceeds from sale of common stock and warrants	38,674	3,610
Costs paid in connection with sales of common stock	(2,194)	(339)
Proceeds from issuance of common stock under equity plans	224	123
Payment of tax withholdings related to net share settlements of vested restricted stock awards	(78)	(137)
Net cash provided by financing activities	35,306	2,407
Decrease in cash and cash equivalents	(1,274)	(2,846)
Cash and cash equivalents at beginning of period	29,467	35,710
Cash and cash equivalents at end of period	$28,193	$32,864

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

Basis of Presentation

As of September 30, 2018, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of September 30, 2018, the Company had an accumulated deficit of $131.9 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At September 30, 2018, the Company had cash, cash equivalents and short-term investments of $47.2 million. Based on the Company’s current business plan, management believes that existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s obligations for at least 12 months after the release date of these condensed consolidated financial statements. The completion of the private placement of the Company’s common stock and warrants in March and April 2018, which generated net proceeds totaling $36.5 million, resolved the substantial doubt about the Company’s ability to continue as a going concern which existed at the reporting date of the December 31, 2017 consolidated financial statements.

The Company plans to continue to fund its losses from operations through cash, cash equivalents and investments on hand, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements, including equity financing through the common stock purchase agreement the Company entered into with Aspire Capital Fund, LLC in March 2017 for the purchase of up to $21.0 million of the Company’s common stock over a 30-month period and/or the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading Institutional Services LLC (JonesTrading) in September 2018, pursuant to which the Company may sell, at its option, up to an aggregate of $11.6 million of the Company’s common stock, all of which remains available for sale. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements at September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, included in its Annual Report on Form 10-K filed with the SEC on March 1, 2018.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes all existing revenue recognition requirements, using the modified retrospective approach. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 was applied to all contracts on January 1, 2018, the date of adoption. The Company did not identify any accounting changes that impacted the amount of historically reported retained earnings therefore no adjustment to retained earnings was required upon adoption. The following is the total revenue that would have been recorded in the three and nine months ended September 30, 2018 under the superseded revenue recognition guidance, Accounting Standards Codification 605, Revenue Recognition (ASC 605), had ASU 2014-09 not been adopted (in thousands):

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	As Reported	Amount under ASC 605	Effect of Change	As Reported	Amount under ASC 605	Effect of Change
Statement of Operations
Revenue	$-	$166	$(166)	$3,000	$500	$2,500

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites, CROs and other third party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2018 and 2017, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average shares of common stock outstanding for the period, as adjusted for the weighted-average number of common shares outstanding that are subject to repurchase. The Company has excluded 59 and 540 weighted-average shares subject to repurchase or forfeiture from the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2018, respectively, and 3,368 and 6,980 weighted-average shares subject to repurchase for the three and nine months ended September 30, 2017, respectively. Diluted net (loss) income per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding and the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method.

The following table sets forth a reconciliation of basic and diluted net (loss) income per share (in thousands, except share and per share amount):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net (loss) income	$(9,085)	$1,170	$(27,203)	$(12,543)
Denominator:
Weighted average common shares outstanding for basic	29,837,486	16,828,801	25,962,237	16,550,730
Dilutive potential common stock outstanding:
Stock options	—	308,510	—	—
Weighted average common shares outstanding for diluted	29,837,486	17,137,311	25,962,237	16,550,730
Basic and diluted net (loss) income per share	$(0.30)	$0.07	$(1.05)	$(0.76)

Potentially dilutive securities not included in the calculation of diluted net (loss) income per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Warrants to purchase common stock	15,619,113	103,865	15,619,113	103,865
Common stock options and restricted stock units	2,997,804	1,993,207	2,997,804	2,506,246
ESPP shares	6,800	-	5,126	4,871
	18,623,717	2,097,072	18,622,043	2,614,982

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

2.	Short-Term Investments, Cash Equivalents and Fair Value Measurements

At September 30, 2018, short-term investments consisted of U.S. treasury securities. The Company classifies all investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

Realized gains and losses from the sale of short-term investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of operations. Realized and unrealized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations. At September 30, 2018, the remaining contractual maturities of all available-for-sale investments were less than one year.

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

Cash equivalents, which are classified as equity securities, and short-term investments, which are classified as available-for-sale securities, consisted of the following (in thousands):

	September 30, 2018				December 31, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$5,671	$—	$—	$5,671	$5,488	$—	$—	$5,488
U.S. treasury securities	18,978	—	—	18,978	4,999	—	—	4,999
	$24,649	$—	$—	$24,649	$10,487	$—	$—	$10,487
Classified as:
Cash equivalents				$5,671				$5,488
Short-term investments				18,978				4,999
Total Cash equivalents and Short-term investments				$24,649				$10,487

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2018
Money market funds and U.S. treasury securities, included in Cash equivalents and Short-term investments	$24,649	$—	$24,649	$—
At December 31, 2017
Money market funds and U.S. treasury securities, included in Cash equivalents and Short-term investments	$10,487	$—	$10,487	$—

3.	Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Long-term debt	$7,000	$8,000
Less debt discount, net of current portion	(327)	(197)
Long-term debt, net of debt discount	6,673	7,803
Less current portion of long-term debt	(700)	(3,200)
Long-term debt, net of current portion	$5,973	$4,603
Current portion of long-term debt	$700	$3,200
Current portion of debt discount	(330)	(363)
Current portion of long-term debt, net	$370	$2,837

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

In connection with the 2018 Amended SVB Loan, the Company issued SVB a warrant to purchase 53,639 shares of its common stock at an exercise price of $2.61 per share. The warrant is fully exercisable and expires on May 3, 2025.  The fair value of the warrant and the final payment related to the 2018 Amended SVB Loan were recorded as debt discounts and are being amortized to interest expense using the effective interest method over the term of the debt, in addition to the remaining unamortized discounts related to the 2017 Amended SVB Loan.

Future minimum principal and interest payments under the 2018 Amended SVB Loans, including the final payment, are as follows (in thousands):

Remaining 2018	$159
2019	2,012
2020	3,195
2021	3,218
8,584
Less interest and final payment	(1,584)
Long-term debt	$7,000

4.	Commitments and Contingencies

Lonza Biologics Tuas Pte Ltd (Lonza)

On February 22, 2017, the Company entered into a long-term manufacturing agreement, or the Manufacturing Agreement, with Lonza for the long term manufacture and supply of registration and commercial batches of TRC105, the Company’s lead drug product candidate. Under the Manufacturing Agreement, Lonza has agreed to manufacture TRC105 pursuant to purchase orders and in accordance with the manufacturing specifications agreed upon between the Company and Lonza. The Company is required to purchase certain batches of TRC105 prior to regulatory approval with a total estimated cost of approximately $16.3 million at September 30, 2018. Following regulatory approval, the Company will be required to purchase a specified minimum number of batches annually with a total annual estimated cost of approximately $26.1 million. If the Company cancels any purchase orders, the Company may be obligated to pay certain cancellation fees. In addition, the Company will be obligated to pay a milestone fee to Lonza upon the earlier of the first approval of TRC105 by the U.S Food and Drug Administration (FDA) or European Medicines Agency (EMA) or the Company’s receipt of a complete response letter or non-approvability letter (or equivalent communication) indicating that the rejection of the marketing application was not due to a deficiency in Lonza’s facility, the manufacturing process or services performed by Lonza. At September 30, 2018, the Company had non-cancelable purchase obligations totaling $4.8 million under this agreement.

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

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and/or sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At September 30, 2018, potential future milestone payments under these agreements, including future milestone payments associated with assets acquired from Janssen Pharmaceutica N.V. should they not exercise their option to regain their rights to certain assets as discussed in Note 6, totaled an aggregate of approximately $126.0 million.

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

At-The-Market Issuance Sales Agreement

In September 2018, the Company entered into the Sales Agreement with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $11.6 million of the Company’s shares of its common stock through JonesTrading, as sales agent.  The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement. During the three and nine months ended September 30, 2018, the Company sold no shares of common stock through the Sales Agreement with JonesTrading and $11.6 million of common stock remains available for sale under the Sales Agreement.

In September 2018, the Company terminated its At-the-Market Equity Offering Sales Agreement (Stifel Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel). The Company had sold an aggregate of approximately $3.5 million of common stock through Stifel pursuant to the Stifel Sales Agreement prior to termination.

Equity Plan Activity

During the nine months ended September 30, 2018, the Company issued 136,720 shares of common stock upon the exercise of outstanding stock options and 38,019 shares of common stock upon the vesting of restricted stock units. The Company withheld 26,304 shares of common stock on the vesting date of certain restricted stock units to settle the employees’ minimum statutory tax obligations for income and other related employment taxes, the payment of which is reported as a financing activity in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2018. During the year ended December 31, 2017, the Company issued 53,756 shares of common stock upon the exercise of outstanding stock options.

Common Stock Warrants

As of September 30, 2018, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
May 13, 2022	18,415	$10.86
November 14, 2023 through June 4, 2024	38,758	7.74
January 25, 2024	46,692	5.14
March 27, 2024	13,696,067	2.70
March 27, 2025	1,765,542	0.01
May 3, 2025	53,639	2.61
	15,619,113

During the three and nine months ended September 30, 2018 and 2017, no warrants were exercised.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.9%	0.0%	2.8%	2.1%
Expected volatility	80%	0%	80%	83%
Expected term (in years)	6.3	-	6.2	6.2
Expected dividend yield	—%	—%	—%	—%

 Stock compensation expense for the ESPP was immaterial for the three and nine months ended September 30, 2018.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$378	$379	$1,117	$1,104
General and administrative	296	418	927	1,294
	$674	$797	$2,044	$2,398

6.	Collaborations

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of September 30, 2018 and December 31, 2017, two development milestones had been received totaling $10.0 million.  If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay the Company tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse the Company for all royalties due by the Company under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of the Company’s patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

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

Upon the adoption of ASC 2014-09 and as of September 30, 2018, the transaction price includes the $10.0 million upfront payment and the two development milestones received totaling $10.0 million, all of which had been fully recognized as revenue at December 31, 2017.  The remaining $62.5 million of potential development and regulatory milestone payments are fully constrained as the achievement of the milestones is not considered probable.  In addition, in accordance with ASU 2014-09, any consideration related to the commercialization and sales-based milestones (including royalties) will be recognized when the related sales occur and have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As of December 31, 2017, the Company had satisfied all of its performance obligations and recognized the full transaction price, and accordingly, no adjustment was required to retained earnings under the modified retrospective approach used upon the adoption of ASC 2014-09.  Revenue recognized related to this agreement totaled $0 for the three and nine months ended September 30, 2018, and $7.5 million and $8.8 million for the three and nine months ended September 30, 2017, respectively.

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

Upon the adoption of ASU 2014-09 and as of September 30, 2018, the transaction price consisted solely of the $3.0 million upfront payment. The remaining $10.5 million of potential regulatory milestone payments are fully constrained as the achievement of the milestones is not considered probable.  In addition, in accordance with ASU 2014-09, any consideration related to the sales-based milestones (including royalties) will be recognized when the related sales occur and therefore, have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

At December 31, 2017, the $3.0 million upfront payment had been received and was recorded as deferred revenue in the accompanying condensed consolidated balance sheet.  The license and know-how related to TRC105 was delivered to Ambrx in the first quarter of 2018. The Company recognized $0 and $3.0 million for the three and nine months ended September 30, 2018, respectively.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer and, through our license to Santen Pharmaceutical Co. Ltd. (Santen), wet age-related macular degeneration, or wet AMD. We are a leader in the field of endoglin biology and are using our expertise to develop antibodies that bind to the endoglin receptor. Endoglin is essential to angiogenesis, the process of new blood vessel formation required for solid cancer growth and wet AMD. We are developing our lead product candidate, TRC105 (carotuximab), an endoglin antibody, for the treatment of multiple solid tumor types in combination with inhibitors of the vascular endothelial growth factor, or VEGF, pathway. The VEGF pathway regulates vascular development in the embryo, or vasculogenesis, and angiogenesis. We believe treatment with TRC105 in combination with VEGF inhibitors may improve survival in cancer patients when compared to treatment with a VEGF inhibitor alone.  TRC105 has been studied in 11 completed Phase 2 clinical trials and three completed Phase 1 clinical trials, and is currently being dosed in one Phase 3 clinical trial, four Phase 2 clinical trials and three Phase 1 clinical trials. Our TRC105 oncology clinical development plan is broad and involves a tiered approach. We are initially focused on angiosarcoma which is a tumor that highly expresses endoglin, the target of TRC105, and therefore may be more responsive to treatment with TRC105. We have seen complete durable responses in this tumor type and are currently enrolling the international multicenter Phase 3 TAPPAS trial in angiosarcoma. We obtained Special Protocol Assessment (SPA) agreement from the U.S. Food and Drug Administration (FDA) on our clinical trial design for the Phase 3 trial in angiosarcoma and also incorporated scientific advice from the European Medicines Agency (EMA) regarding the adequacy of the trial design.  We also received orphan drug designation from the FDA and the EMA for TRC105 for the treatment of soft tissue sarcoma, including angiosarcoma, in 2016.

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

TRC253 is a competitive inhibitor of the wild type androgen receptor (AR) as well as mutations in the ligand binding domain of the AR that mediate resistance to Xtandi and Erleada. We initiated a Phase 1/2 clinical trial of TRC253 in March 2017 and the recommended Phase 2 dose was established in July 2018, allowing dosing to commence in the Phase 2 portion of the Phase 1/2 trial, which is currently enrolling.

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

The following table summarizes key information regarding ongoing development of our product candidates:

	Phase	Data Expected
TRC105
Angiosarcoma	Randomized Phase 3	Interim analysis first quarter 2019
Renal Cell Carcinoma	Randomized Phase 2	2018
Hepatocellular Carcinoma	Phase 1/2	2019
Lung Cancer (with Opdivo)	Phase 1	2018
Breast Cancer	Phase 1/2	2019
Prostate Cancer	Phase 2	2019
DE-122 (ophthalmic formulation of TRC105)
Wet AMD (Santen)	Randomized Phase 2	2019
TRC102
Mesothelioma	Phase 2	2019
Glioblastoma	Phase 2	2018
Solid tumors	Phase 1	2019
Solid tumors and Lymphomas	Phase 1/2	2019
Lung Cancer	Phase 1	2019
TRC253
Prostate Cancer	Phase 1/2	2020

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements and commercial bank debt under our credit facilities with Silicon Valley Bank (SVB). At September 30, 2018, we had cash, cash equivalents and short-term investments totaling $47.2 million.

We do not own or operate, nor do we expect to own or operate, facilitates for product manufacturing, storage, distribution or testing. We contract with third parties for the manufacture of our product candidates, including with Lonza for the manufacture of TRC105 drug substance, and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $19.1 million and $27.0 million for the years ended December 31, 2017 and 2016, respectively. At September 30, 2018, we had an accumulated deficit of $131.9 million.

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

2018 Developments

In September 2018, we announced the publication of results from a Phase 1b clinical trial combining TRC105 with Inlyta® (axitinib) in patients with advanced or metastatic renal cell carcinoma (RCC). These data were previously presented at the European Society for Medical Oncology (ESMO) 2016 Congress in Copenhagen, Denmark. The open-label dose escalation and expansion Phase 1b study enrolled a total of 18 patients (17 of whom were evaluable for response) who had received at least one prior line of therapy with a VEGF receptor tyrosine kinase inhibitor (VEGFR TKI). The median number of prior therapies in the group was three, with a range of one to six. All patients in the trial received a combination of TRC105 and Inlyta. In the Phase 1b trial, the TRC105-Inlyta combination in RCC had an objective response rate (ORR) of 29%, 88% overall disease control rate, and a median progression-free survival (PFS) of 11.3 months.

In August 2018, we submitted an amendment to the FDA for the Phase 3 TAPPAS clinical trial proposing to increase the sample size to account for the fewer than expected number of events that define the endpoint of progression free survival, reflecting a higher than expected rate of withdrawal for disease progression unconfirmed by central review. The FDA accepted the amendment, with retention of the special protocol assessment (SPA) agreement, which increases the size of the trial to 190 patients if the interim results lie in the favorable or unfavorable zones, 340 patients if the interim results lie in the promising zone, or 220 patients with cutaneous disease if the interim results lie in the enrichment zone; however in the case the interim results are in the unfavorable zone, the DMC could terminate the trial for futility. The amendment increases the number of patients analyzed at the interim analysis from 70 to 120.  Although the trial is enrolling at a higher rate than expected, with more than 90 patients enrolled, the amendment is expected to delay the interim analysis until the first quarter of 2019, and we expect top line data in 2020.

In July 2018, we established the recommended Phase 2 dose of TRC253 in patients with metastatic prostate cancer, allowing the initiation of the Phase 2 portion of the Phase 1/2 clinical trial. Dosing in the Phase 2 portion of the trial commenced in August. We expect top line data in 2020 due to slower than expected enrollment resulting from a lower than expected frequency of a specific tumor mutation targeted by TRC253 among metastatic prostate cancer patients. We do not anticipate Janssen will exercise its option to regain the rights to TRC253 until such top line data is available.

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

In consideration of the rights granted to Ambrx under the agreement, we received a one-time upfront fee of $3.0 million. In addition, we are eligible to receive up to a total of $140.5 million in milestone payments upon the achievement of certain milestones, of which $10.5 million relates to development, the submission of certain regulatory filings and receipt of certain regulatory approvals and $130.0 million relates to the achievement of specified levels of product sales. If TRC105 products are successfully commercialized in the Ambrx Territory, Ambrx will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country. As of September 30, 2018, none of the milestones had been achieved.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of September 30, 2018, we had received $10.0 million in milestones related to development activities. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Third-party research and development expenses:
TRC105	$3,533	$2,390	$15,684	$8,423
TRC253	1,057	305	2,920	750
TRC102	96	22	142	65
TRC694	626	48	823	342
TRC205	-	-	-	15
Total third-party research and development expenses	5,312	2,765	19,569	9,595
Unallocated expenses	1,664	1,492	4,960	5,137
Total research and development expenses	$6,976	$4,257	$24,529	$14,732

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$-	$7,498	$(7,498)
Research and development expenses	6,976	4,257	2,719
General and administrative expenses	2,107	1,847	260
Other expense	(2)	(224)	222

Collaboration revenue.  Collaboration revenue was $0 and $7.5 million for the three months ended September 30, 2018 and 2017, respectively. The decrease of $7.5 million was primarily due to revenue recognized under the Santen license agreement in the three months ended September 30, 2017 with no corresponding revenue in the comparable period in 2018.

Research and development expenses.  Research and development expenses were $7.0 million and $4.3 million for the three months ended September 30, 2018 and 2017, respectively. The increase of $2.7 million was primarily due to increased drug manufacturing expenses and direct clinical trial expenses for TRC105 and TRC253.

General and administrative expenses.  General and administrative expenses were $2.1 million and $1.8 million for the three months ended September 30, 2018 and 2017, respectively. The increase of $0.3 million was primarily due to corporate related expenses, partially offset by lower headcount and stock-based compensation expenses.

Other expense.  Other expense was $0 and $0.2 million for the three months ended September 30, 2018 and 2017, respectively.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$3,000	$8,755	$(5,755)
Research and development expenses	24,529	14,732	9,797
General and administrative expenses	5,480	5,879	(399)
Other expense	(194)	(687)	493

Collaboration revenue.  Collaboration revenue was $3.0 million and $8.8 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease of $5.8 million was primarily due to the $3.0 million non-refundable upfront payment received in connection with the Ambrx agreement recorded as revenue in the nine months ended September 30, 2018, compared to $8.8 million recognized under the Santen license agreement in the nine months ended September 30, 2017.

Research and development expenses.  Research and development expenses were $24.5 million and $14.7 million for the nine months ended September 30, 2018 and 2017, respectively. The increase of $9.8 million was primarily due to increased drug manufacturing expenses and direct clinical trial expenses for TRC105 and TRC253.

General and administrative expenses.  General and administrative expenses were $5.5 million and $5.9 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease of $0.4 million was primarily due to decreased headcount and stock-based compensation expenses, partially offset by higher corporate related expenses.

Other expense.  Other expense was $0.2 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2018, we had an accumulated deficit of $131.9 million, and we expect to continue to incur net losses for the foreseeable future. We expect that our research and development expenses will remain relatively constant and because we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

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

Common Stock Purchase Agreement with Aspire Capital Fund, LLC

In March 2017, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations of the Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of our common stock. Upon execution of the Purchase Agreement, we sold to Aspire Capital 222,222 shares of common stock at $4.50 per share for proceeds of $1.0 million and Aspire Capital is committed to purchase up to $20.0 million of additional shares of our common stock at our request from time to time during a 30 month period that began on May 1, 2017 and at prices based on the market price of our common stock at the time of each sale, subject to certain conditions. In consideration for entering into the Purchase Agreement and concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 195,726 shares of our common stock. As of September 30, 2018 we had issued 417,948 shares of common stock to Aspire Capital under the Purchase Agreement for net proceeds of approximately $0.9 million after offering expenses.

ATM Facility

In September 2018, we entered into a Sales Agreement with JonesTrading pursuant to which we may sell from time to time, at our option, up to an aggregate of $11.6 million of shares of our common stock through JonesTrading, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement. As of September 30, 2018, we had not sold any shares of common stock through the Sales Agreement with JonesTrading and $11.6 million of common stock remained available for sale under the Sales Agreement.

In September 30, 2018, we terminated a similar at-the-market sales agreement we had entered into with Stifel, Nicolaus & Company, Incorporated. We had sold approximately 1,037,000 shares of common stock for aggregate proceeds of approximately $3.5 million under the Stifel agreement prior to it being terminated.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(22,657)	$(10,934)
Investing activities	(13,923)	5,681
Financing activities	35,306	2,407
Decrease in cash and cash equivalents	$(1,274)	$(2,846)

Operating activities.  Net cash used in operating activities was $22.7 million and $10.9 million for the nine months ended September 30, 2018 and 2017, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities.  Net cash used in investing activities was $13.9 million for the nine months ended September 30, 2018, and was primarily due to purchases of short-term investments offset by maturities of these investments. Net cash provided by investing activities was $5.7 million for the nine months ended September 30, 2017, and was primarily due to maturities of short-term investments, offset by purchases of these investments.

Financing activities.  Net cash provided by financing activities was $35.3 million during the nine months ended September 30, 2018 and primarily resulted from $36.5 million in net proceeds received from the issuance of common stock and warrants, offset by $1.3 million in net repayments on borrowings under our SVB loan agreement. Net cash provided by financing activities was $2.4 million during the nine months ended September 30, 2017 and primarily resulted from $3.3 million in net proceeds received from the issuance of common stock offset by $0.9 million in net repayments on borrowings under our SVB loan agreement.

Funding Requirements

At September 30, 2018, we had cash, cash equivalents and short-term investments totaling $47.2 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including to complete our ongoing Phase 3 trial in angiosarcoma. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At September 30, 2018, our cash, cash equivalents and short-term investments consist of cash, money market funds and U.S. Treasury securities. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our long-term debt bears interest at a fixed rate.

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

Based on our management’s evaluation (with the participation of our President and Chief Executive Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our President and Chief Executive Officer has concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2018, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of our product candidates, including our most advanced product candidate, TRC105, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $19.1 million and $27.0 million for the years ended December 31, 2017 and 2016, respectively. At September 30, 2018, we had an accumulated deficit of $131.9 million.

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

At September 30, 2018, we had cash, cash equivalents and short-term investments totaling $47.2 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital requirements for at least the next 12 months. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including for the completion of our Phase 3 TAPPAS trial in angiosarcoma. In addition, in 2016 we licensed two early-stage oncology programs from Janssen Pharmaceutica N.V., or Janssen, and are subject to obligations to develop the programs through clinical proof of concept. We will need additional funds to complete clinical proof of concept for the programs and, to the extent we retain the programs afterwards, to advance the programs through later stages of development.

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

In September 2018, we entered into a Capital on DemandTM Sales Agreement, or the JonesTrading Agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may sell from time to time, at our option, up to an aggregate of $11.6 million of shares of our common stock through JonesTrading, as sales agent. In March 2017, we entered into a Common Stock Purchase Agreement, or the Aspire Agreement, with Aspire Capital Fund, LLC, or Aspire, pursuant to which, upon the terms and subject to the conditions and limitations set forth in the Aspire Agreement, Aspire committed to purchase up to an aggregate of $21.0 million of shares of our common stock at our request from time to time. As of the date of this report, we have not sold any shares of our common stock under the JonesTrading Agreement and have sold $1.0 million of shares of our common stock under the Aspire Agreement. While the JonesTrading Agreement and Aspire Agreement provide us with additional options to raise capital through sales of our common stock, there can be no guarantee that we will be able to sell shares under either agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the JonesTrading Agreement from time to time, and while Aspire is obligated to purchase shares of our common stock under the Aspire Agreement, the obligation is subject to our satisfaction of various conditions which we may not be able to meet in the future. If sales are made under either the JonesTrading Agreement or Aspire Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or commercialization of our product candidates or otherwise significantly curtail, or cease, operations. If we are unable to pursue or are forced to delay our planned drug development efforts due to lack of financing, it would have a material adverse effect on our business, operating results and prospects.

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

Our business and future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize our lead product candidate, TRC105, which is currently in Phase 3 and Phase 2 development for the treatment of multiple solid tumor types. Any delay or setback in the development of any of our product candidates, particularly TRC105, could adversely affect our business and cause our stock price to decline. We cannot assure you that our planned clinical development for TRC105 will be completed in a timely manner, or at all, or that we or our partners, Santen and Ambrx, or any additional future partners, will be able to obtain approval for TRC105 from the FDA or any foreign regulatory authority. We obtained Special Protocol Assessment (SPA) agreement from the FDA on our clinical trial design for the Phase 3 TAPPAS trial of TRC105 in angiosarcoma, but that agreement does not ensure that the FDA will approve TRC105 for angiosarcoma, even if the trial is successful. In addition, while we have the right to terminate our long-term manufacturing agreement with Lonza Sales AG, or Lonza, if we were to cease the TRC105 program, we may still be required to pay batch cancellation fees that could harm our financial position and ability to continue development of our other drug candidates. Even if TRC105 is approved, if it is not approved in indications that justify the minimum number of batches we are required to purchase from Lonza following regulatory approval, our ability to commercialize TRC105 profitably would be harmed.

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.*

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, enrollment was closed for two of our Phase 2 clinical trials sponsored by the National Cancer Institute, or NCI, following interim analyses that did not meet the requirements for continuing enrollment. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials. In particular, the positive results observed in the Phase 1 and 2 clinical trials of TRC105 do not ensure that the ongoing or planned clinical trials of TRC105 will demonstrate similar results. In addition, further interim results or the final results from these trials could be negative.

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

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.*

We may experience delays in clinical trials of our product candidates. Our ongoing and planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials can be delayed for a variety of reasons, including:

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

If initiation or completion of our ongoing or planned clinical trials are delayed for any of the above reasons or other reasons, our development costs may increase, our approval process could be delayed and our ability to commercialize our product candidates could be materially harmed, which could have a material adverse effect on our business. For example, we recently determined that we will need to increase the sample size for our Phase 3 TAPPAS trial of TRC105 for the treatment of angiosarcoma due to a fewer than expected number of events that define the endpoint of progression-free survival, which reflects a higher rate of withdrawal for disease progression unconfirmed by central review. We submitted an amendment to the FDA, which was agreed to by the FDA with retention of the special protocol assessment agreement, proposing the sample size of the trial will be 190 patients if the interim results lie in the favorable or unfavorable zones, 340 patients if the interim results lie in the promising zone, or 220 patients with cutaneous disease if the interim results lie in the enrichment zone, however if the interim results are in the unfavorable zone, the data monitoring committee could terminate the trial for futility. We expect that this will delay the planned interim analysis in the trial until the first quarter of 2019, delay the availability of top-line data until 2020, and increase the cost of completing the trial.

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

Phase 1 or Phase 2 clinical trials of TRC105 and TRC102 conducted to date have generated AEs related to the study drug, some of which have been serious. The most common AEs identified to date and related to TRC105 have been anemia, dilated small vessels in the skin and mucosal membranes (which may result in nosebleeds and bleeding of the gums), headache, fatigue and gastrointestinal and other symptoms during the initial infusion of TRC105. While we have not observed an exacerbation of side effects commonly associated with VEGF inhibitors in clinical trials of TRC105 in combination with a VEGF inhibitor, it is possible that future trials, including larger and lengthier Phase 3 clinical trials, may show this effect due to both drugs acting to inhibit angiogenesis simultaneously. Because our development and regulatory approval strategy for TRC105 is focused on combining TRC105 with VEGF inhibitors, if we encountered safety issues associated with combining TRC105 with VEGF inhibitors, it would be a significant setback for our development program and our ability to obtain regulatory approval for TRC105 may be adversely impacted. The most common AE identified in our clinical trials of TRC102 has been anemia.  TRC253 is currently being tested in a Phase 2 clinical trial and it is possible that we could observe AEs in our Phase 2 study of TRC253 that would preclude further development or cause Janssen to not exercise its option to regain rights to the program.

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

We also expect to target specific patient populations with TRC253 and TRC694 and expect to continue to develop companion diagnostic tests in prostate cancer and myeloma/lymphoma, respectively, to improve selection of patients that would respond to these treatments. If we are unable to establish a companion diagnostic for either of these treatments, our ability to successfully identify target patient populations for future clinical development may be limited. In addition, if the actual patient population with the specific genetic mutation targeted by TRC253 or TRC694 is lower than we expect, the commercial opportunity for TRC253 and/or TRC694 will be limited.

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

We received Fast Track designation for TRC105 in renal cell carcinoma in May 2015, and we intend to seek Fast Track designation or other appropriate expedited development options for our eligible product candidates in other indications. Fast track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. A new drug or biologic is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for the disease or condition. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA will grant it. Despite our receipt of Fast Track designation for TRC105 in renal cell carcinoma, and even if additional product candidates receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

We may be unsuccessful in our efforts to obtain additional orphan drug designations from the FDA for our product candidates or may not ultimately realize the potential benefits of orphan drug designation.

We received orphan drug designation for TRC105 in soft tissue sarcoma in 2016 in the United States and European Union and we intend to seek orphan drug designation for our eligible product candidates in other indications.  The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years. Despite our receipt of orphan drug designation for TRC105 in soft tissue sarcoma, we cannot guarantee that we will be able to receive orphan drug status from the FDA for any other product candidates or indications. For example, we previously withdrew an application for orphan drug designation in gestational trophoblastic neoplasia. If we are unable to secure orphan drug designation for additional product candidates or indications, our regulatory and commercial prospects may be negatively impacted.

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

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

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

Risks Related to Our Reliance on Third Parties

We rely on third party manufacturers to make our product candidates, and any failure by a third party manufacturer may delay or impair our ability to complete clinical trials or commercialize our product candidates.*

Manufacturing drugs and biologics is complicated and is tightly regulated by regulatory authorities, including the FDA and foreign equivalents. We currently rely on third party manufacturers to supply us with drug substance for preclinical and clinical trials. Moreover, the market for contract manufacturing services for drug products, including biologics such as TRC105 and small molecules such as TRC253 and TRC694, is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide tight capacity, we may not be able to access the required capacity on a timely basis or on commercially viable terms, which could result in delays in initiating or completing clinical trials or our ability to apply for or receive regulatory approvals.

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

We also expect to continue to rely on third party manufacturers for any drug required for commercial supply and do not intend to build our own manufacturing capability. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities is costly, time consuming and subject to potential difficulties and delays. For example, we rely on Lonza to manufacture TRC105 drug substance and separately license from Lonza its proprietary cell line and other methods of producing TRC105 drug substance. While we have the right to transfer the manufacture of TRC105 drug substance to additional or alternate suppliers and to sublicense Lonza’s TRC105 manufacturing technology to such other suppliers under specified conditions, we may encounter delays in any such transfer due to the time and effort required for another party to understand and successfully implement Lonza’s proprietary process. In February 2017, we entered into a long-term manufacturing agreement with an affiliate of Lonza for the manufacture of TRC105 drug substance intended for registration batches and future commercial supply if TRC105 receives regulatory approval.  As part of the manufacturing agreement, we and Lonza are in the process of transferring the TRC105 manufacturing process to a separate Lonza facility. This transfer may result in setbacks in replicating the current manufacturing process at a new facility that has not previously manufactured TRC105. In particular, for biologics, it is not uncommon to experience setbacks and delays in process transfer, which may delay our ability to obtain regulatory approval or may result in higher costs to manufacture commercial drug product than we currently expect.

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

We depend in part on NCI and other third party sponsors to advance clinical development of TRC105 and TRC102.*

NCI is currently sponsoring and funding multiple clinical trials involving TRC102. The University of Alabama, Birmingham Cancer Center is also funding trials with TRC105 in breast cancer and lung cancer. In addition, Case Western has sponsored and funded two separate clinical trials involving TRC102. The advancement of our product candidates depends in part on the continued sponsorship and funding of clinical trials by these organizations, as our resources and capital would not be sufficient to conduct these trials on our own. None of these third party sponsors are obligated to continue sponsorship or funding of any clinical trials involving our product candidates and could stop their support at any time. If these third party sponsors ceased their support for our product candidates, our ability to advance clinical development of our product candidates could be limited and we may not be able to pursue the number of different indications for our product candidates that are currently being pursued.

Even if these third party sponsors continue to sponsor and fund clinical trials of our product candidates, our reliance on their support subjects us to numerous risks. For example, we have limited control over the design, execution or timing of their clinical trials and limited visibility into their day-to-day activities, including with respect to how they are providing and administering our product candidates. If a clinical trial sponsored by a third party has a failure due to poor design of the trial, errors in the way the clinical trial is executed or for any other reason, or if the sponsor fails to comply with applicable regulatory requirements or if there are errors in the reported data, it could represent a major set-back for the development and approval of our product candidates, even if we were not directly involved in the trial and even if the clinical trial failure was not related to the underlying safety or efficacy of the product candidate. In addition, these third party sponsors could decide to de-prioritize clinical development of our product candidates in relation to other projects, which could adversely affect the timing of further clinical development. We are also subject to various confidentiality obligations with respect to the clinical trials sponsored by third party sponsors, which could prevent us from disclosing current information about the progress or results from these trials until the applicable sponsor publicly discloses such information or permits us to do so. This may make it more difficult to evaluate our business and prospects at any given point in time and could also impair our ability to raise capital on our desired timelines.

We are dependent on our license agreement with Santen to develop and commercialize our endoglin antibodies, including DE-122, in the field of ophthalmology and on our license agreement with Ambrx to develop and commercialize TRC105 in China and Taiwan. The failure to maintain our license agreements or the failure of our licensees to perform their obligations under the agreements, could negatively impact our business.*

Pursuant to the terms of our license agreement with Santen, we granted Santen an exclusive, worldwide license to certain patents, information and know-how related to our endoglin antibodies, including TRC105, which is referred to by Santen as DE-122, for development and commercialization in ophthalmology indications, excluding systemic treatment of ocular tumors. Consequently, our ability to realize value or generate any revenues from our endoglin antibodies in the field of ophthalmology depends on Santen’s willingness and ability to develop and obtain regulatory approvals for and successfully commercialize product candidates using our technology for these indications. Pursuant to the terms of our license agreement with Ambrx, we granted Ambrx an exclusive license to TRC105 in China and Taiwan for all indications other than ophthalmology.  We have limited control over the amount and timing of resources that Santen or Ambrx will dedicate to their respective efforts. In particular, we will not be entitled to receive additional milestone or royalty payments from Santen absent further development and eventual commercialization of endoglin antibodies in ophthalmology indications or from Ambrx absent further development and eventual commercialization of TRC105 in China or Taiwan.

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

•	our licensees may fail to meet expected timelines, which could result in the delay of or failure to achieve development, regulatory and commercial objectives;
•

business combinations or significant changes in Santen’s or Ambrx’s business strategy may adversely affect Santen’s or Ambrx’s ability or willingness to perform their respective obligations under the license agreements;

•

our license partners and potential license partners may not properly maintain or defend our intellectual property rights in their licensed fields or territories or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation; and

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

To the extent we enter into additional agreements for the development and commercialization of our product candidates we would likely be similarly dependent on the performance of those third parties and subject to similar risks. For example, if Janssen exercises its option to reacquire rights to TRC253, we would be entitled to receive a pre-negotiated, up-front fee from Janssen, but we would be dependent on Janssen to further develop the program in order to receive any further value in the form of milestone payments or royalties.

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

We do not have our own capabilities to perform preclinical testing of our product candidates, and therefore rely entirely on third party contractors and laboratories to conduct these studies for us. In addition, while we intend to continue designing, monitoring and managing our clinical trials of our product candidates using our clinical operations and regulatory team, we still depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials at their sites under agreements with us. We will compete with many other companies for the resources of these third party contractors, laboratories, investigators and collaborators, and the initiation and completion of our preclinical studies and clinical trials may be delayed if we encounter difficulties in engaging these third parties or need to change service providers during a study or trial.

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

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of September 30, 2018, we are the exclusive licensee of six issued U.S. patents, two pending U.S. patent applications, and sixteen issued non-U.S patents and three pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.” We are also the exclusive licensee of pending applications related to TRC253 and TRC694.

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

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.*

We face competition both in the United States and internationally, including from major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, other pharmaceutical and biotechnology companies, including Pfizer, Inc., have active programs to develop therapies targeting proteins in the endoglin pathway that would compete directly with certain of our product candidates, including TRC105. Many other companies are developing other cancer therapies that, if successful, could change the standard of care for cancer patients and relegate anti-angiogenesis therapy to a last-line or niche role or make it obsolete.  For example, the approval of Opdivo (nivolumab) and Cabometyx (cabozantinib) have decreased the use of Inlyta as a second line treatment in renal cell carcinoma.

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

Under the terms of our license agreement with Case Western, we obtained an exclusive, worldwide license to certain patents, know-how and other intellectual property controlled by Case Western related to TRC102. Despite our exclusive license, Case Western retained the right to grant non-exclusive licenses to third parties in the same field of use as our exclusive license as a means to settle any intellectual property disputes Case Western may have in the future with such third parties. While Case Western has not made us aware of any present intent to exercise this right, there can be no guarantee that Case Western will not do so in the future or that it would not grant such a non-exclusive license to a competitor of ours seeking to develop and commercialize a product that is identical to TRC102 in the same field of use that we are pursuing. If this were to occur, and we did not have other intellectual property outside of the Case Western license agreement to prevent competitive products for the same indications, we may face competition much earlier than we currently anticipate and the value of TRC102 may decline substantially.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.*

Third party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, or ACA, was enacted in the United States. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative changes to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. Although a number of these and other potential proposals will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program.

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

•

federal “sunshine” requirements imposed by the ACA on certain drug manufacturers regarding any transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by such physicians and their immediate family members; and

•

state or foreign law equivalents of each of the above federal laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We are also subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal health data in the European Union is governed by the General Data Protection Regulation, or the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The GDPR requirements apply not only to third party transactions, but also to transfers of information within our company, including employee information. The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third party vendors process, including in clinical trials conducted in the United States and European Union. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.*

We are dependent upon our own or third party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, malicious intrusion, or random attack. Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including our clinical trial data, intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Third party sites that take part in clinical trials we sponsor or third parties that are also sponsoring clinical trials involving our product candidates, such as NCI and Case Western, face similar risks and any security breach of their systems could adversely affect us. A security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue. Any of these events could be particularly harmful to our business due to our reliance on internal clinical development functions and systems to conduct our clinical trials. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of September 30, 2018, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned over 50% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(1)	Amended and Restated Bylaws, as currently in effect.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
4.3(3)	Investor Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.
4.4(4)	Registration Rights Agreement, dated March 14, 2017, by and between the Registrant and Aspire Capital Fund, LLC.
4.5(4)	Common Stock Purchase Agreement, dated March 14, 2017 by and between TRACON Pharmaceuticals, Inc. and Aspire Capital Fund, LLC.
4.6(5)	Securities Purchase Agreement, dated March 22, 2018, among TRACON Pharmaceuticals, Inc. and the purchasers listed on Exhibit A thereto.
10.1(6)	Capital on DemandTM Sales Agreement, dated as of September 6, 2018, by and between TRACON Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC.
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2017.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 23, 2018.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 7, 2018.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: November 7, 2018	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer and principal financial officer)