Form 10-K
period 2018-12-31
Tracon Pharmaceuticals, Inc.
filed 2019-03-01
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $58.0 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on June 29, 2018 of $2.70 per share.

The number of outstanding shares of the registrant’s common stock as of February 8, 2019 was 29,898,698.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2018.

TRACON Pharmaceuticals, Inc.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2018

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer and, through our license to Santen Pharmaceutical Co. Ltd. (Santen), wet age-related macular degeneration, or wet AMD. We are a leader in the field of endoglin biology and are using our expertise to develop antibodies that bind to the endoglin receptor. Endoglin is essential to angiogenesis, the process of new blood vessel formation required for solid cancer growth and wet AMD. We are developing our lead product candidate, TRC105 (carotuximab), an endoglin antibody, for the treatment of multiple solid tumor types in combination with inhibitors of the vascular endothelial growth factor, or VEGF, pathway, or in combination with inhibitors of the programmed cell death protein 1, or PD-1, pathway. The VEGF pathway regulates vascular development in the embryo, or vasculogenesis, and angiogenesis, while the PD-1 pathway represents an adaptive immune resistance mechanism that protects tumors from host immunity. We believe treatment with TRC105 in combination with VEGF inhibitors or PD-1 inhibitors may improve survival in cancer patients when compared to treatment with a VEGF inhibitor or PD-1 inhibitor alone. TRC105 has been studied in 13 completed Phase 2 clinical trials and four completed Phase 1 clinical trials, and is currently being dosed in one Phase 3 clinical trial, three Phase 2 clinical trials and one Phase 1 clinical trial.

Our TRC105 oncology clinical development plan is broad and involves a tiered approach. We are initially focused on angiosarcoma which is a tumor that highly expresses endoglin, the target of TRC105, and therefore may be more responsive to treatment with TRC105. We have seen complete durable responses in this tumor type and are currently enrolling the international multicenter Phase 3 TAPPAS trial in angiosarcoma. We obtained Special Protocol Assessment (SPA) agreement from the U.S. Food and Drug Administration (FDA) on our clinical trial design for the Phase 3 trial in angiosarcoma and also incorporated scientific advice from the European Medicines Agency (EMA) regarding the adequacy of the trial design. We also received orphan drug designation from the FDA and the EMA for TRC105 for the treatment of soft tissue sarcoma, including angiosarcoma, in 2016. The trial is an adaptive design and based on the planned interim analysis, the trial will accrue a variable number of patients into one of four zones: 190 patients if the interim results lie in the favorable or unfavorable zones, 340 patients if the interim results lie in the promising zone, or 220 patients with cutaneous disease if the interim results lie in the enrichment zone. In the case the interim results are in the unfavorable zone, the DMC could also terminate the trial for futility. The TAPPAS trial has enrolled more than 120 patients to date and based on current accrual rates and the occurrence of events that define the primary endpoint of Progression Free Survival (PFS), we expect to conduct the interim analysis to determine the final sample size and eligible population for the trial in April 2019 and expect final data in 2020, which could vary dependent upon the final sample size and the rate at which events occur.

The next tier of TRC105 development includes a Phase 2 trial in the mid-size indication of hepatocellular carcinoma (HCC). The trial is ongoing, with completion of enrollment of up to 33 patients and top-line data expected by the first quarter of 2020. Positive data from this Phase 2 trial could enable Phase 3 development and we consider this indication attractive because the endpoint for regulatory approval may be attained more quickly than the endpoint for other indications. We also expect this indication would be for the same line of treatment for which the companion VEGF inhibitor is approved.

Finally, the third tier of TRC105 development includes large indications including a Phase 1/2 trial in breast cancer, a Phase 2 trial in prostate cancer, and a Phase 1 trial in lung cancer. Positive data in these larger indications could enable further development. The lung cancer trial represents the initial study of TRC105 in combination with Opdivo® (nivolumab), an inhibitor of the PD-1 checkpoint pathway, and is based on preclinical data demonstrating that TRC105 potentiated PD-1 checkpoint inhibitor treatment in three separate tumor models that were presented at the International Cancer Microenvironment Society meeting in 2018.

We have produced a formulation of TRC105 called DE-122 for ophthalmology indications, which is being developed by Santen for the treatment of wet AMD, the leading cause of blindness in the Western world. In March 2014, Santen licensed from us exclusive worldwide rights to develop and commercialize DE-122 and in July 2017, Santen initiated dosing in the randomized Phase 2a AVANTE study of DE-122, which is a randomized controlled trial assessing the efficacy and safety of repeated intravitreal injections of DE-122 in combination with Lucentis® (ranibizumab) compared to Lucentis single agent therapy in patients with wet AMD. Santen has expanded enrollment in the randomized Phase 2a AVANTE study and we expect top-line data in early 2020.

Our second clinical stage product oncology candidate is TRC102, a small molecule being developed for the treatment of lung cancer and mesothelioma. TRC102 reverses resistance to specific chemotherapeutics by inhibiting base excision repair, or BER. In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy, including agents approved for the treatment of lung cancer and mesothelioma. TRC102 is being studied in a Phase 2 trial with Temodar in patients with ovarian, colorectal, and lung cancer and with Alimta (pemetrexed) in patients with mesothelioma, in addition to two Phase 1 trials.

We are also developing TRC253, a small molecule compound we licensed from Janssen Pharmaceutica N.V. (Janssen) in September 2016. TRC253 is being developed for the treatment of men with prostate cancer and is a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR) and multiple AR mutant receptors containing point mutations that cause drug resistance to currently approved treatments. We initiated a Phase 1/2 clinical trial of TRC253 in March 2017, established the recommended Phase 2 dose in July 2018, and subsequently commenced the Phase 2 portion of the trial, which is currently enrolling. We expect to present top-line data from the Phase 1 portion of the study in 2019 and expect top-line data from the Phase 2 portion of the study by the end of 2020.  Until 90 days after we complete the initial Phase 1/2 study, Janssen has an exclusive option to reacquire full rights to TRC253 for an upfront payment of $45.0 million to us, and obligations to make regulatory and commercialization milestone payments totaling up to $137.5 million upon achievement of specified events and a low single-digit royalty. If Janssen does not exercise its exclusive option to reacquire the program, we would then retain worldwide development and commercialization rights, in which case we would be obligated to pay Janssen a total of up to $45.0 million in development and regulatory milestones upon achievement of specified events, in addition to a low single digit royalty. We also licensed TRC694 (formerly JNJ-6420694), a novel, potent, orally bioavailable inhibitor of NF-kB inducing kinase (NIK), from Janssen in September 2016. Following completion of the pre-clinical development of TRC694, we determined the compound did not warrant further development and in February 2019, we issued written notice to terminate the agreement with respect to TRC694 and returned TRC694 and all rights thereto to Janssen.

We utilize a product development platform that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups manage significant aspects of our clinical trials with internal resources. We use these internal resources to minimize the costs associated with utilizing contract research organizations, or CROs. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which expedites patient enrollment and improves the quality of patient data as compared to a CRO-managed model. We have leveraged this platform in all of our ongoing clinical trials including our international Phase 3 TAPPAS trial in angiosarcoma. We have also leveraged our product development platform to diversify our product pipeline without payment of upfront license fees.  In 2016 we executed a license agreement with Janssen for TRC253 and TRC694 without an upfront payment. In November 2018 we entered into separate strategic collaboration and clinical trial agreements (the Collaboration Agreements) with I-Mab Biopharma (I-Mab) for TJ004309 (the TJ004309 Agreement), a novel, humanized antibody against CD73 expressed on stromal cells and tumors that converts extracellular adenosine monophosphate (AMP) to adenosine, which is highly immunosuppressive, and for the development of up to 5 bi-specific antibodies (the Bispecific Agreement) that includes US commercialization rights, which were both executed without an upfront payment to I-Mab. We continue to evaluate ex-U.S. companies that are in need of a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise and U.S. commercialization expertise. We believe we can become a preferred clinical developmental and U.S. commercialization partner through a cost- and risk-sharing partnership structure which may include U.S. commercialization.

Pursuant to the TJ004309 Agreement, we have begun development of I-Mab’s proprietary CD73 antibody TJ004309, also known as TJD5. In December 2018, we submitted an IND application to the FDA, which was subsequently cleared in January 2019. We expect to initiate a Phase 1 clinical study and begin enrollment in the U.S. in the first half of 2019 to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with a PD-1/PD-L1 checkpoint inhibitor in patients with advanced solid tumors. The Bispecific Agreement allows for the development of up to five of I-Mab’s proprietary bispecific antibody product candidates to be nominated within a five-year period for development and commercialization in North America, with the option to opt-in and acquire product rights outside of Greater China and Korea.

We have also collaborated with the National Cancer Institute (NCI), which selected TRC105 and TRC102 for federal funding of clinical development, as well as Case Western Cancer Center (Case Western), the University of Alabama – Birmingham (UAB), and Cedars-Sinai Medical Center. Under these collaborations, NCI sponsored or is sponsoring ten completed or ongoing clinical trials of TRC105 and TRC102, Case Western sponsored two clinical trials of TRC102, UAB is sponsoring one clinical trial of TRC105, and Cedars-Sinai Medical Center is sponsoring one clinical trial of TRC105. All TRC105 NCI sponsored trials have been completed.

The following table summarizes key information regarding ongoing development of our product candidates:

	Phase	Data Expected
TRC105
Angiosarcoma	Randomized Phase 3	Interim analysis April 2019
Hepatocellular Carcinoma	Phase 1/2	2020
Lung Cancer	Phase 1	2019
Breast Cancer	Phase 1/2	2019
Prostate Cancer	Phase 2	2019
DE-122 (ophthalmic formulation of TRC105)
Wet AMD (Santen)	Randomized Phase 2	2020
TRC102
Mesothelioma	Phase 2	2020
Solid Tumors	Phase 1	2020
Solid Tumors and Lymphomas	Phase 1/2	2019
Lung Cancer	Phase 1	2020
TRC253
Prostate Cancer	Phase 1/2	2020
TJ004309 (I-Mab)
Solid Tumors	Phase 1	2020

Our goal is to be a leader in the development of targeted therapies for patients with cancer and other diseases of high unmet medical need. As key components of our strategy, we intend to:

•

Focus the initial tier of clinical development of TRC105 on oncology indications that highly express endoglin and have demonstrated durable complete responses to treatment, and have potential reduced time to regulatory approval. We initiated dosing in 2017 and are currently enrolling our international multicenter randomized Phase 3 TAPPAS clinical trial of TRC105 in angiosarcoma, a type of soft tissue sarcoma that highly expresses endoglin, in combination with the approved VEGF inhibitor Votrient® (pazopanib) versus single agent Votrient. We expect an interim analysis in

April 2019 that will determine the final sample size and we expect top-line data in 2020, which could vary dependent upon the final sample size and the rate at which events occur. We obtained SPA agreement from the FDA on our clinical trial design for the Phase 3 TAPPAS trial in angiosarcoma and also incorporated scientific advice from the EMA regarding the adequacy of the trial design. The primary endpoint of the trial is progression-free survival, or the time a patient lives without the cancer progressing, rather than overall survival. A progression-free survival primary endpoint can be achieved sooner than an overall survival endpoint, thereby reducing the time to complete the clinical trial and submit applications for regulatory approval. We also received orphan drug designation from the FDA and the EMA for TRC105 for the treatment of soft tissue sarcoma, including angiosarcoma, in 2016.

•

Focus the second tier of clinical development of TRC105 on oncology indications that have potential reduced time to regulatory approval. We plan to continue ongoing Phase 2 development of TRC105 in combination with an approved VEGF inhibitor in the oncology indication of hepatocellular carcinoma, which is associated with reduced time to achieve the endpoint necessary for regulatory approval, with the goal of enabling a Phase 3 clinical trial in this indication. Although the endpoint for approval for HCC is overall survival, this endpoint is typically reached sooner for HCC than for many other solid tumors. The trial is ongoing, with the completion of enrollment of up to 33 patients and a presentation of data expected in the first quarter of 2020. Positive data from this Phase 2 trial could enable Phase 3 development. Our Phase 2 randomized TRAXAR study in renal cell carcinoma did not meet the primary endpoint of improved PFS and we have discontinued TRC105 development in this indication. We expect to report final data from the TRAXAR study at a scientific conference later this year.

•

Focus the third tier of clinical development of TRC105 on large market oncology indications. To maximize the commercial opportunity of TRC105, we intend to continue developing TRC105 in additional oncology indications with large patient populations. We initiated dosing in a Phase 2 trial of TRC105 in combination with either Zytiga (abiraterone) or Xtandi (enzalutamide) in prostate cancer in 2018, a Phase 1 trial of TRC105 in combination with Opdivo in lung cancer in 2017, and a Phase 1/2 trial of TRC105 with Afinitor® (everolimus) and Femara® (letrozole) in breast cancer in 2016. We expect top-line data in the prostate cancer, lung cancer, and breast cancer studies in 2019 that, if positive, could enable further development in these indications.

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

•

Support Santen during clinical development to advance DE-122 in wet AMD. We are using our expertise in the development of endoglin antibodies to assist Santen in the development of DE-122. Santen filed an IND in June 2015 for the development of DE-122, reported safety and bioactivity data from the Phase 1/2 PAVE trial of DE-122 in February 2018, and is currently enrolling wet AMD patients into the Phase 2a AVANTE trial of DE-122, with top-line data expected in 2020.

•

Continue development of TRC253 in patients with prostate cancer. We filed an IND in December 2016, which was cleared by the FDA in January 2017.  We initiated a Phase 1/2 clinical trial of TRC253 in March 2017 and the recommended Phase 2 dose was established in July 2018, allowing dosing to commence in the Phase 2 portion of the Phase 1/2 trial, which is currently enrolling.  We expect to complete enrollment of the Phase 2 portion in 2020.  Until 90 days after we complete the initial Phase 1/2 study, Janssen has an exclusive option to reacquire full rights to TRC253 for an upfront payment of $45.0 million to us, and obligations to make regulatory and commercialization milestone payments totaling up to $137.5 million upon achievement of specified events and a low single-digit royalty.

•

Begin development of TJ004309 in patients with solid tumors. We filed an IND for TJ004309 in December 2018 and in January 2019 the FDA completed their safety review and concluded that we may proceed with our proposed clinical trial for solid tumor patients. We expect to begin dosing patients in a Phase 1/2 study in the first half of 2019 and expect to report Phase 1 data in 2020.

•

Leverage internal capabilities to advance other programs efficiently and cost effectively through our product development platform.  We have assembled a management team that has contributed to the approval of seven therapeutics, including VEGF inhibitors in cancer and in wet AMD, and that has core competencies relating to clinical operations, regulatory affairs, quality assurance and Chemistry, Manufacturing, and Controls (CMC). We expect to continue to benefit from these capabilities through the development of additional early and mid-stage product candidates, both from internal programs and potential in-licensed programs, and continue to evaluate ex-U.S. companies who are in need of a rapid and capital-efficient U.S. drug development solution that includes U.S. and EU clinical development expertise and U.S. commercialization expertise. We believe we can become a preferred clinical developmental and U.S. commercialization partner through a cost- and risk-sharing partnership structure which may include U.S. commercialization.

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

We believe the endoglin pathway serves as the dominant escape pathway that allows continued angiogenesis despite inhibition of the VEGF pathway. We believe that a combination of VEGF and our endoglin antibodies may have application in wet AMD as well as a number of oncology indications where VEGF inhibitors are currently approved by regulatory authorities. Tumor types for which VEGF inhibitors have been approved include colorectal cancer, gastrointestinal stromal tumor, glioblastoma, hepatocellular carcinoma, lung cancer, neuroendocrine tumors, renal cell carcinoma, soft tissue sarcoma, ovarian cancer and thyroid cancer.

In addition, endoglin is expressed on activated macrophages and myeloid derived suppressor cells (MDSCs). MDSCs are implicated as a mechanism of tumor evasion from immune surveillance that operates independently of PD-1/PD-L1 checkpoint inhibition.  Endoglin antibodies potentiated the activity of PD-1 checkpoint inhibitors in three preclinical models of tumor growth, one of early stage cancer and two of late stage cancer.  In a model of late stage cancer, the combination of TRC105 and a PD-1 antibody caused complete regression of 30-60% of palpable tumors in mice.

We believe inhibition of the endoglin pathway may sensitize tumors that are insensitive to treatment with single agent PD-1/PD-L1 checkpoint inhibitors. We believe that a combination of PD-1/PD-L1 checkpoint inhibitors and our endoglin antibodies may have application in a number of oncology indications where PD-1/PD-L1 checkpoint inhibitors are currently approved by regulatory authorities, including colorectal cancer, hepatocellular carcinoma, lung cancer, renal cell carcinoma, melanoma, Hodgkin’s lymphoma, head and neck cancer, Merkel cell carcinoma and urothelial cancer.

Anti-Angiogenesis VEGF and PD-1/PD-L1 Checkpoint Inhibitors in Oncology Indications

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

There are several FDA-approved drugs that inhibit the VEGF pathway or the PD-1/PD-L1 checkpoint, with over $10.0 billion in reported aggregate worldwide sales in oncology in 2018. VEGF inhibitors or PD-1/PD-L1 checkpoint inhibitors are approved in the following oncology indications, among others:

•

Soft Tissue Sarcoma, Including Angiosarcoma.  The American Cancer Society, or the ACS, estimates there were approximately 13,000 new cases of soft tissue sarcoma in the United States in 2018 with more than 5,100 deaths. Localized tumors are curable, but patients with metastatic disease have a median survival of approximately 12 months following diagnosis. Standard systemic chemotherapy regimens are poorly tolerated and of limited usefulness with response rates of approximately 20% to 30%. Votrient, a small molecule VEGF inhibitor, was approved in the United States for the second line treatment of soft tissue sarcoma in 2013. Votrient is also approved for angiosarcoma where there are an estimated 600 cases annually in the United States and 1,200 cases annually in the European Union.

•

Hepatocellular Carcinoma.  The ACS estimates there were approximately 42,200 new cases of hepatocellular carcinoma in the United States in 2018 with more than 30,000 deaths. Nexavar, a VEGF inhibitor, is approved in the United States, European Union, Japan and China for the first line treatment of hepatocellular carcinoma. In 2017, reported global sales of Nexavar were over $900 million worldwide. Opdivo, a PD-1 checkpoint inhibitor, is approved in the United States for use following prior Nexavar treatment.

•

Colorectal Cancer.  The ACS estimates there were approximately 140,300 new cases of colon cancer or rectal cancer in the United States in 2018 with more than 50,600 deaths. Multiple VEGF inhibitors are approved in colorectal cancer: Avastin is approved with chemotherapy for first and second line treatment; Cyramza® (ramucirumab) is approved with chemotherapy for second line treatment; Zaltrap® (ziv-aflibercept) is approved with chemotherapy for second line treatment; Stivarga (regorafenib) is approved for use following prior treatment with chemotherapy and a VEGF inhibitor. The PD-1 checkpoint inhibitors Opdivo and Keytruda (pembrolizumab) are approved in microsatellite instability-high or mismatch repair deficient metastatic colorectal cancer following prior treatment with chemotherapy.

•

Non-Small Cell Lung Cancer.  The ACS estimates there were approximately 234,000 new cases of lung cancer in the United States in 2018 with more than 154,000 deaths. Avastin is approved for the first line treatment of patients with locally advanced, recurrent, or metastatic non-squamous non-small cell lung cancer, in combination with chemotherapy and Cyramza is approved for the treatment of patients with metastatic non-small cell lung cancer.  Opdivo is approved for second line treatment and Keytruda is approved for first line treatment (with chemotherapy) and second line treatment (as a single agent) of patients with metastatic non-small cell lung cancer.

TRC105 Development in Oncology

Clinical Development Overview

TRC105 is our investigational novel human chimeric IgG1 monoclonal antibody that is currently being dosed weekly or every two weeks by intravenous, or IV, infusion in clinical trials. Commercialized chimeric antibodies include Rituxan® (rituximab), Erbitux® (cetuximab) and Adcetris® (brentuximab vedotin), which collectively had reported global sales of over $7.0 billion in 2018.

Clinical trials of TRC105 as a single agent in patients whose cancer had progressed on multiple prior therapies indicated limited single agent activity in treatment-resistant patients with prostate cancer, metastatic bladder cancer, advanced or metastatic hepatocellular carcinoma, glioblastoma and ovarian cancer. However, single agent activity, as evidenced by progression-free survival greater than 18 months or partial response, was achieved in individual treatment-resistant patients with soft tissue sarcoma, hepatocellular carcinoma and prostate cancer. VEGF levels are elevated following TRC105 treatment and the collective clinical data support the development of TRC105 in combination with VEGF inhibitors rather than development as a single agent. Initially, TRC105 was studied in the last line treatment setting, where patients tend to be resistant to additional treatments, but ongoing development focuses on the treatment of cancer patients in the first and second line treatment settings, where we expect increased susceptibility to anti-angiogenic treatment. Additionally, TRC105 may be more effective as a single agent in tumor types, including angiosarcoma, known to densely express endoglin.

TRC105 is being studied in five ongoing clinical trials and has been studied in 17 completed clinical trials as a single agent or with VEGF inhibitors. The following table summarizes certain key information regarding clinical trials of TRC105 in cancer patients:

Ongoing Clinical Trials of TRC105

			Companion	Design
Phase	Indication	Sponsor	Treatment	(Number of Patients)
3	Angiosarcoma	TRACON	Votrient	Randomized (Up to 340)
1/2	Hepatocellular carcinoma	TRACON	Nexavar	Dose escalation portion and single arm portion (up to 33)
1	Lung cancer	TRACON	Opdivo	Dose escalation portion and single arm portion (up to 30)
1/2	Breast cancer	UAB	Afinitor and Femara	Dose escalation portion and single arm portion (up to 35)
2	Prostate cancer	Cedars-Sinai	Zytiga or Xtandi	Parallel cohort single arm (up to 40)

Ongoing Clinical Trials of TRC105

Phase 3 TAPPAS Randomized Clinical Trial of TRC105 with Votrient in Patients with Angiosarcoma

We are currently enrolling the randomized multicenter international Phase 3 TAPPAS clinical trial of TRC105 following SPA from the FDA and scientific advice from the EMA regarding the adequacy of the trial design.  The trial compares single agent Votrient, an approved VEGF inhibitor, to the combination of Votrient and TRC105, in patients with cutaneous and non-cutaneous angiosarcoma. The primary endpoint is PFS assessed by Response Evaluation Criteria in Solid Tumors (RECIST) 1.1 by central radiographic review with overall survival as a secondary endpoint. In August 2018, we submitted an amendment to the FDA to increase the sample size to account for the fewer than expected number of events that define the endpoint of progression free survival, reflecting a higher than expected rate of withdrawal for disease progression unconfirmed by central review. The FDA accepted the amendment, with retention of the SPA, which increased the size of the trial to 190 patients if the interim results lie in the favorable or unfavorable zones, 340 patients if the interim results lie in the promising zone, or 220 patients with cutaneous disease if the interim results lie in the enrichment zone. In the case the interim results are in the unfavorable zone, the DMC could also terminate the trial for futility. The amendment increased the number of patients analyzed at the interim analysis from 70 to 120.  At this time, over 120 patients have enrolled, the interim analysis is expected in April 2019, and top line data are expected in 2020, which could vary dependent upon the final sample size and the rate at which events occur.

Phase 1/2 Clinical Trial of TRC105 with Nexavar in Patients with Hepatocellular Carcinoma

We are currently enrolling patients with advanced or metastatic HCC in a Phase 1/2 clinical trial of TRC105 in combination with Nexavar, which is approved for the first line treatment of HCC. We reported updated positive data at the ASCO 2019 Gastrointestinal Cancers Symposium in January 2019. Key results included confirmed partial responses by RECIST 1.1 occurred in 3 of 15 (20%) evaluable patients and a reduction of 50% or greater in alpha fetoprotein (AFP) concentration occurred in 6 of 12 (50%) evaluable patients. Reduction in AFP, a tumor marker expressed in patients with HCC, in early treatment may help predict a favorable response to treatment. Since the presentation, one additional patient developed a partial response, such that four of seventeen evaluable patients (24%) have achieved partial responses by RECIST to date. TRC105 trough concentrations were lower in HCC patients compared with prior TRC105 studies in other tumor types, and weekly dosing at 10 mg/kg was required to exceed target concentrations consistently. This may reflect increased target mediated clearance in HCC patients, many of whom had fibrotic or cirrhotic liver disease. Anti-drug antibody (ADA) was observed more frequently in patients with HCC (76%) compared with prior studies of TRC105 in other tumor types (e.g., RCC, sarcoma, and lung where ADA has been approximately 5%) and may prevent prolonged dosing of TRC105 in some patients with HCC. Adverse events typical of each drug did not increase in frequency or severity when TRC105 and sorafenib were administered concurrently. The trial is ongoing, with the completion of enrollment of up to 33 patients and presentation of data expected in the first quarter of 2020.

Phase 1 Clinical Trial of TRC105 with Opdivo in Patients with Metastatic Non-Small Cell Lung Cancer

We initiated dosing in a Phase 1 clinical trial of TRC105 in combination with Opdivo for the treatment of non-small cell lung cancer in late 2017. Endoglin is expressed on activated myeloid derived suppressor cells, and we have observed encouraging activity of TRC105, or its preclinical surrogate antibody, in combination with PD-1 inhibitors in preclinical syngeneic mouse tumor models.  Patients were treated with 8 mg/kg or 10 mg/kg of TRC105 weekly for four doses and then 15 mg/kg every two weeks, in combination with the approved dose of Opdivo of 240 mg every two weeks. Best response was assessed by immune RECIST 1.1. In February 2019, at the International Association for the Study of Lung Cancer Targeted Therapies for Lung Cancer conference, an update was presented on the positive top-line data from the dose escalation portion of the trial previously reported in December 2018. The combination of TRC105 and Opdivo was well-tolerated without the development of dose limiting toxicity in six patients who were treated as part of dose escalation. One of these six patients, whose archival tumor did not express PD-L1 and who had not received prior PD-1/PD-L1 checkpoint inhibition treatment, developed a partial response and remains on study for more than 12 months.  Two of the other five patients, one of whom progressed following prior Opdivo treatment, remain on trial with stable disease.  Patients are currently enrolling into two parallel 12 patient expansion cohorts, one that includes patients who have progressed following prior PD-1/PD-L1 checkpoint inhibition treatment and one that includes patients who have not received prior PD-1/PD-L1 checkpoint inhibition treatment. We expect to report top-line data in late 2019.

Phase 2 Clinical Trial of TRC105 with Afinitor and Femara in Postmenopausal Women with Newly Diagnosed Local or Locally Advanced Potentially Resectable Hormone-Receptor Positive and Her-2 Negative Breast Cancer

UAB is conducting a two-part Phase 2 clinical trial of TRC105 as a neoadjuvant in combination with Afinitor and Femara, each of which is approved for the treatment of breast cancer. The trial is enrolling patients with locally advanced breast cancer who will receive TRC105 in combination with Afinitor and Femara prior to surgical removal of the tumor. Part 1 of the trial is expected to enroll up to 18 patients to determine whether TRC105 can be administered safely concurrently with Afinitor and Femara and assess pharmacokinetic parameters. Part 2 of the trial is expected to enroll up to 20 patients with locally advanced potentially resectable hormone-receptor positive and Her-2 negative breast cancer to determine the pathologic complete response rate and downstaging rate, or rate of tumor size reduction, at the time of surgery. We expect to report data in 2019.

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

Recently Completed Clinical Trials of TRC105

Phase 2 Randomized Clinical Trial of TRC105 with Inlyta in Patients with Clear Cell Renal Cell Carcinoma

In December 2018, we announced our Phase 2 TRAXAR study did not meet its primary endpoint of improvement in PFS from 4.8 to 7.7 months. Prespecified statistical analyses of PFS according to expression of two plasma biomarkers, TGFβ receptor III and osteopontin, also did not achieve statistical significance.  The safety profile observed in TRAXAR was consistent with that observed in previously reported studies of TRC105 in combination with VEGF inhibitors. We are evaluating additional data from the study and plan to present data at a scientific conference in 2019.

Phase 2 Clinical Trial of TRC105 with Nexavar in Patients with Hepatocellular Carcinoma

NCI conducted a two-part Phase 2 clinical trial of TRC105 in combination with Nexavar, an approved VEGF inhibitor, in 27 patients with hepatocellular carcinoma. Part 1 of the trial was completed following the enrollment of 20 patients with hepatocellular carcinoma, 15 of whom were evaluable by RECIST 1.1, and Part 2 of the trial was initiated in the third quarter of 2014 and enrolled 22 patients. Part 1 of the trial was designed as an ascending dose trial with an expansion stage with the primary endpoint of evaluating the safety and tolerability of 3, 6, 10 and 15 mg/kg TRC105 every two weeks in combination with the approved dose of Nexavar to select a dose level of TRC105 (in combination with Nexavar) for further study if merited. The NCI published the results from the trial in 2017 in the journal Clinical Cancer Research. These data assessed the overall response rate by RECIST across four dose groups.  All observed responses occurred in the two highest dose groups, in which 5 of 15 (33%) patients demonstrated a response.  Four patients had confirmed stable disease, one of whom was treated for 22 months. Median PFS was 3.8 months (95% CI: 3.2-5.6 months) and median overall survival was 15.5 months (95% CI: 8.5-26.3 months). Nexavar was approved for the treatment of patients with advanced HCC based on median OS of 10.7 months (95% CI: 9.4-13.3 months) versus 7.9 months (95% CI: 6.8-9.1 months) with placebo in the multicenter SHARP trial.  The overall response rate by RECIST for Nexavar treatment in the SHARP trial was 2%.

Maximum percentage change in target lesion size in

hepatocellular carcinoma patients treated with TRC105 and Nexavar

Based on these data, we initiated dosing in a multicenter Phase 1b/2 study of TRC105 in hepatocellular carcinoma and reported updated response rate data in January 2019.

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

Phase 1 Clinical Trial of TRC105 with Taxol, Carboplatin and Avastin in Patients with Lung Cancer

We initiated dosing in a Phase 1 clinical trial of TRC105 in combination with Taxol, carboplatin and Avastin for the initial treatment of advanced or metastatic non-squamous non-small cell lung cancer in 2016. The combination of Taxol, carboplatin and Avastin is approved for the initial treatment of advanced or metastatic non-squamous non-small cell lung cancer, and the combination of Taxol and Avastin is approved for the treatment of ovarian cancer. The primary endpoint of the trial was to determine whether TRC105 can be safely administered concurrently with Taxol, carboplatin and Avastin. Thirteen patients were treated with TRC105 concurrently with Taxol, carboplatin and Avastin. Secondary endpoints included pharmacokinetics, overall response rate by RECIST 1.1, progression-free survival and overall survival.

In September 2018, data were presented at the International Association for the Study of Lung Cancer (IASLC) in Toronto, Canada. Four of 13 (31%) evaluable patients had partial response by RECIST 1.1, including one patient who achieved an 81% reduction in tumor volume. The combination of TRC105 with Taxol, carboplatin and Avastin was determined to be able to be safely administered. However, current development of TRC105 in lung cancer is focused on combining TRC105 with Opdivo.

Safety of TRC105 as a Single Agent and in Combination with Approved VEGF Inhibitors and/or Chemotherapy

In clinical trials as of December 31, 2018, TRC105 has been administered to more than 600 patients and was generally well tolerated as a single agent and in combination with VEGF inhibitors and chemotherapy. The most commonly reported adverse events related to TRC105 therapy, either alone or in combination, have included anemia, dilated small vessels in the skin and mucosal membranes (which may result in nosebleeds and bleeding of the gums), headache, and gastrointestinal and other symptoms during the initial infusion of TRC105, or infusion reactions. Infusion reactions were reduced in frequency and severity through the use of premedication. The majority of treatment-related adverse events have been mild. Serious adverse events considered related to TRC105 have largely been isolated events.

TRC105 does not appear to be highly immunogenic and patients with anti-drug-antibodies have not demonstrated specific clinical effects, however we have observed a higher frequency of immunogenicity in patients with HCC.

TRC105 Investigational New Drug Applications

We are evaluating TRC105 in the United States in clinical trials under three INDs, the first of which we filed with the FDA in November 2007 for the treatment of patients with advanced solid tumors, the second of which we filed with the FDA in September 2014 for the treatment of patients with renal cell carcinoma, and subsequently gestational trophoblastic neoplasia, and the third of which we filed with the FDA in June 2016 for the treatment of patients with sarcoma. Subsequent amendments to the first IND have included clinical protocols to study TRC105 alone, or in combination with VEGF inhibitors, in patients with multiple tumor types. TRC105 has also been studied in the United States under three INDs sponsored by NCI to evaluate TRC105 in patients with prostate cancer, liver cancer and bladder cancer, which NCI filed in December 2009, December 2010 and August 2010, respectively, and one IND sponsored by NCI to evaluate TRC105 in patients with renal cell carcinoma and glioblastoma, which NCI filed in April 2012. The INDs filed by NCI cross reference our initial solid tumor IND. TRC105 is also being administered to oncology patients under investigator-sponsored and compassionate use protocols.

Translational Research

Soluble biomarker studies in patients with renal cell carcinoma in a Phase 1b trial indicated that baseline osteopontin and TGF-β receptor 3 concentrations were associated with response rate.  These markers were assessed for correlation with efficacy in the randomized Phase 2 TRAXAR trial, and expression of these baseline biomarkers were not associated with efficacy. In the Phase 1b sarcoma trial, patients who had a greater than 10% reduction in tumor volume following treatment with TRC105 and Votrient were significantly more likely to have lower baseline levels of soluble intracellular adhesion molecule-1 and thrombospondin-2.  These markers will be evaluated for correlation with efficacy in the randomized Phase 3 TAPPAS angiosarcoma trial to assess if expression of a baseline biomarker is associated with efficacy.

Endoglin expressing circulating tumor cells (CTCs) are being studied in the Phase 3 TAPPAS angiosarcoma trial.  Updated data were presented in November 2018 at the Connective Tissue Oncology Society (CTOS) annual meeting. Paired patient plasma samples taken at baseline and six weeks following treatment with either TRC105 and Votrient or single agent Votrient were analyzed in a blinded manner, without knowledge of treatment assignment. Endoglin expressing CTCs decreased overall after 6 weeks of study treatment.  Three key findings emerged in the blinded analysis:

•	18 of 51 patients (35%) had a greater than two-fold reduction in endoglin expressing CTCs, including 13/51 patients (25%) with a greater than 10-fold reduction.
•	19 of 51 patients (37%) had a greater than two-fold increase in endoglin expressing CTCs, including 13/51 patients (25%) with a greater than 10-fold increase.
•	14 of 51 patients (27%) had no significant change in endoglin expressing CTCs, all but one of whom had fewer than four endoglin expressing CTCs per mL detected at baseline.

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

DE-122 for Wet AMD

Our endoglin antibodies for ophthalmology indications are being developed in collaboration with Santen. We have produced a formulation of TRC105 for development in ophthalmology that Santen is developing under the name DE-122. In June 2015, Santen filed an IND with the FDA for the initiation of clinical studies for DE‐122 in patients with wet AMD.  Santen is currently enrolling the Phase 2a AVANTE clinical trial of DE-122 in wet AMD patients and top-line data are expected in early 2020. In addition, safety and bioactivity data from the Phase 1/2 PAVE trial were reported at the Bascom Palmer conference on Angiogenesis, Exudation and Regeneration on February 10, 2018.

The open-label, dose-escalation, sequential-cohort Phase 1/2 study assessed the safety, tolerability, and bioactivity of a single intravitreal injection of DE-122 at four dose levels in 12 subjects (n=3 per dose) with wet AMD refractory to vascular endothelial growth factor (VEGF) inhibitors. Subjects were followed up to 90 days. No serious adverse events were reported. One adverse event of yellowish deposits in the vitreous was reported to be related to DE-122 in cohort 2 of 4, that spontaneously resolved. Eight of twelve refractory wet AMD patients demonstrated signs of bioactivity, as evidenced by improved visual acuity, decreased macular edema or decreased fluorescein leak by angiography, after treatment with DE-122 followed by a single dose of the VEGF inhibitor treatment used prior to study entry.  In July 2017, Santen initiated the Phase 2a AVANTE clinical study of DE-122 for the treatment of patients with wet AMD. The Phase 2a AVANTE study is a randomized controlled trial assessing the efficacy and safety of repeated intravitreal injections of DE-122 in combination with Lucentis compared to Lucentis monotherapy in patients with wet AMD.

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

The following table summarizes certain key information regarding ongoing clinical trials of TRC102 in cancer patients:

			Companion	Design
Phase	Indication	Sponsor	Treatment	(Number of Patients)
2	Mesothelioma	NCI	Alimta	Single arm Phase 2 portion (14 total)
1	Solid Tumors	NCI	Almita + Cisplatin	Dose escalation (44)
1	Solid Tumors and Lymphomas	NCI	Temodar	Dose escalation (65)
1	Lung Cancer	NCI	Chemoradiation	Dose escalation (15)

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

The combination of TRC102 and Temodar was assessed in a Phase 2 trial of patients with recurrent glioblastoma that was reported at the Society for Neuro-Oncology annual meeting in November 2018.  The combination of Temodar and TRC102 was tolerable, but did not meet the primary efficacy endpoint of demonstrating objective responses by Response Assessment in Neuro-Oncology criteria in the 19 enrolled patients, most of whom were treated at Cleveland Clinic.  Two patients (10.5%) demonstrated evidence of clinical benefit and met the secondary endpoint of progression free survival (PFS) beyond 6 months.  Both patients who demonstrated PFS for more than 11 months were alive over 30 months following treatment initiation with TRC102 and Temodar for recurrent glioblastoma.  PFS of greater than 11 months was associated with N-methylpurine DNA glycosylase expression, a biomarker that initiates the BER pathway of resistance that is inhibited by TRC102. Efforts to identify whether DNA glycosylase expression can be used as a predictive biomarker of TRC102 activity are expected to continue in ongoing TRC102 trials in 2019.

Our Third Product Candidate – TRC253

TRC253 Development

TRC253 (formerly JNJ-63576253) is a novel, orally bioavailable small molecule discovered and developed by Janssen that is a potent, high affinity competitive inhibitor of the wild type androgen receptor (AR) and multiple AR mutations, including the F877L mutation, and is under development for the treatment of men with prostate cancer. The AR F877L mutation results in an alteration in the ligand binding domain that confers resistance to current AR inhibitors, including Xtandi® (enzalutamide) and Erleada (apalutamide).

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

Initial clinical development of TRC253 is focusing on the safety and activity in patients with resistance to current AR inhibitors, by specifically enrolling patients with mutations in the AR ligand binding domain, including F877L. AR mutations were identified using circulating tumor DNA in the Phase 1 portion of the trial, that determined the recommended Phase 2 dose of TRC253. The Phase 2 portion of the trial began in August 2018, and will enroll two cohorts, one will consist of 15 patients with the F877L mutation and one cohort will consist of 30 patients with other mutations conferring resistance to Xtandi or other drugs. We completed the Phase 1 portion of the Phase 1/2 trial in July 2018 and expect to complete the Phase 2 portion of the trial in 2020, due to a slower than expected enrollment resulting from a lower than expected frequency of the F877L mutation targeted by TRC253 among metastatic prostate cancer patients. TRC253 also potently inhibits signaling through the wild type AR and may also be developed in earlier lines of treatment as a single agent or in combination with drugs approved in prostate cancer.

Other Product Candidates

TJ004309

TJ004309, is a novel, humanized antibody against CD73, an ecto-enzyme expressed on stromal cells and tumors that converts extracellular AMP to adenosine, which is highly immunosuppressive. In December 2018, we submitted an IND application with the U.S. FDA for the initiation of a Phase 1 clinical study in patients with advanced solid tumors, which was cleared by the FDA in January 2019.  TJ004309 is expected to begin clinical testing in the United States in the first half of 2019 in a trial to assess safety and preliminary signs of efficacy as a single agent and when combined with a PD-1/PD-L1 checkpoint inhibitor. We expect to report Phase 1 data in 2020.

Collaboration and License Agreements

Strategic collaboration and clinical trial agreements with I-Mab Biopharma

In November 2018, we entered into the Collaboration Agreements with I-Mab for the development of programs for multiple immuno-oncology product candidates, including I-Mab’s proprietary CD73 antibody TJ004309 as well as up to five proprietary bispecific antibodies currently under development by I-Mab.

In the TJ004309 Agreement, we will collaborate with I-Mab on developing TJ004309, and will bear the costs of filing an IND and for Phase 1 clinical trials, share costs equally for Phase 2 clinical trials, and we will bear 40% and I-Mab 60% of the costs for pivotal clinical trials. I-Mab will be responsible for the cost of certain non-clinical activities and the supply of TJ004309 and any reference drugs used in the development activities. We also agreed with I-Mab for a specified period of time to not develop or license to or from a third party any monoclonal antibody targeting CD73 or any other biologic for certain indications that a joint steering committee (JSC), as set up under the TJ004309 Agreement, selects for TJ004309 development.

In the event that I-Mab out-licenses the rights to TJ004309 to a third party, we would be entitled to receive escalating portions of royalty and non-royalty consideration received by I-Mab with respect to certain territories outside of Greater China. In the event that I-Mab commercializes TJ004309, we would be entitled to receive a royalty percentage on net sales by I-Mab in North America ranging from the mid-single digits to low double digits, and in the EU and Japan in the mid-single digits. The portions of certain third party royalty and non-royalty consideration and the royalty from net sales by I-Mab to which we would be entitled will escalate based on the phase of development and relevant clinical trial obligations we complete under the TJ004309 Agreement, ranging from a high-single digit to a mid-teen percentage of non-royalty consideration as well as a double digit percentage of royalty consideration.

The TJ004309 Agreement may be terminated by either party in the event of an uncured material breach by the other party or bankruptcy of the other party, or for safety reasons related to TJ004309.  I-Mab may also terminate the TJ004309 Agreement if we cause certain delays in completing a Phase 1 clinical trial. In addition, I-Mab may terminate the TJ004309 Agreement for any reason within 90 days following the completion of the first Phase 1 clinical study, in which case we would be entitled to a minimum termination fee of $9.0 million, or following the completion of the first Phase 2 clinical study, in which case we would be entitled to a pre-specified termination fee of $15.0 million and either a low double-digit percentage of non-royalty consideration up to $35.0 million that I-Mab may receive as part of a license to a third party, or an additional payment of $35.0 million if TJ004309 is approved for marketing outside Greater China before a third party license is executed, in addition to a double digit percentage of royalty consideration.

Pursuant to the Bispecific Agreement, we and I-Mab may mutually select through a JSC up to five of I-Mab’s bispecific antibody product candidates within a five-year period for development and commercialization in North America.

For each product candidate selected by the JSC for development under the Bispecific Agreement, I-Mab will be responsible for and bear the costs for IND-enabling studies and establishing manufacturing for the product candidate, while we will be responsible for and bear the costs of filing an IND and conducting Phase 1 and Phase 2 clinical studies, and we will be responsible for and will share equally with I-Mab in the costs of conducting Phase 3 or pivotal clinical studies, in each case within North America. Subject to I-Mab’s right to co-promote an approved product candidate, we will be responsible for commercializing any approved product candidates in North America, and we will share profits and losses equally with I-Mab in North America. We would also be entitled to tiered low single digit royalties on net sales of product candidates in the EU and Japan.

At any time prior to completing the first pivotal clinical study for a product candidate or if I-Mab ceases to support development costs or pay its portion of Phase 3 clinical study costs for a product candidate or the JSC decides to cease development over our objections after initiating Phase 3 clinical studies, we will have an option to obtain an exclusive license to such product candidate in all territories except Greater China and Korea, and any other territories in which I-Mab previously licensed rights to a third party subject to our right of first refusal for any licenses I-Mab may grant to third-parties.

If we exercise the option, we would assume sole responsibility for developing and commercializing the product candidate in the licensed territory, and in lieu of profit or loss sharing with I-Mab with respect to such product candidate, we would owe I-Mab pre-specified upfront and milestone payments and royalties on net sales, with the payments and royalties escalating depending on the phase of development the product candidate reached at the time we obtained the exclusive license: (i) if before IND-enabling studies and the preparation of the CMC activities of the collaborative product, we would owe I-Mab a one-time upfront payment of $10.0 million, development and regulatory based milestone payments totaling up to $90.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the mid-single digits on annual net sales; (ii) if after IND submission but before completion of a Phase 1a study of the collaborative product, we would owe I-Mab a one-time upfront payment of $25.0 million, development and regulatory based milestone payments totaling up to $125.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the high single digits on annual net sales; (iii) if after completion of a Phase 1a study but before completion of Phase 2 proof of concept study for the collaborative product, we would owe I-Mab a one-time upfront payment of $50.0 million, development and regulatory based milestone payments totaling up to $250.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the low double digits on annual net sales; and (iv) if after completion of Phase 2 proof of concept study and before completion of a pivotal study for the collaborative product, we would owe I-Mab a one-time upfront payment of $80.0 million, development and regulatory based milestone payments totaling up to $420.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the high-teens on annual net sales.

Each party agreed that for a specified period of time, it would not develop or license to or from any third party any bispecific monoclonal antibody targeting the same two biological targets as those of any selected product candidates under the Bispecific Agreement.

If development of any selected product candidates is terminated by a decision of the JSC, all rights to the product candidate will revert to I-Mab, subject to our rights to obtain an exclusive license in certain circumstances.  If development is terminated after submission of an IND and prior to initiating Phase 3 clinical studies or after initiating Phase 3 clinical studies and with our concurrence, we would be entitled to tiered low single digit royalties on net sales of the product candidate in North America, the EU and Japan.

The Bispecific Agreement may be terminated by either party in the event of an uncured material breach by the other party or bankruptcy of the other party, or with respect to any selected product candidate, for safety reasons related to that product candidate.

License Agreement with Ambrx, Inc.

In December 2017, we entered into a license agreement with Ambrx, Inc., for the development and commercialization of TRC105 in Greater China.

In consideration of the rights granted to Ambrx under the agreement, we received a one-time upfront fee of $3.0 million. In February 2019, following discussions between us and Ambrx regarding Ambrx’s progress towards initiating a Phase 1 clinical trial of

TRC105 in China, Ambrx notified us that it had elected to terminate the license agreement, resulting in all rights to TRC105 in Greater China reverting to us.

License Agreement with Janssen Pharmaceutica N.V.

In September 2016, we entered into a strategic licensing collaboration with Janssen for two novel oncology assets from Janssen’s early oncology development portfolio. The agreement, as amended, grants us the rights to develop TRC253 (formerly JNJ-63576253), a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR Mutant Program) and multiple AR mutant receptors which display drug resistance to approved treatments, which is intended for the treatment of men with prostate cancer, and TRC694 (formerly JNJ-6420694), a novel, potent, orally bioavailable inhibitor of NF-kB inducing kinase (the NIK Program and, together with the AR Mutant Program, the Programs), which is intended for the treatment of patients with hematologic malignancies, including myeloma. Following completion of the pre-clinical development of TRC694, in February 2019, we determined the compound did not warrant further development and issued written notice to terminate the agreement with respect to the TRC694 NIK Program, thereby returning TRC694 and all rights thereto to Janssen.

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

The license agreement may be terminated for uncured breach (including failure to satisfy specified development and spending obligations we have in relation to the Programs), bankruptcy, or the failure or inability to demonstrate clinical proof of concept with respect to a particular Program during specified timeframes. In addition, the license and agreement will automatically terminate with respect to the AR Mutant Program, upon Janssen exercising its option in respect of the AR Mutant Program and making payment of the option exercise fee to us or, if Janssen does not exercise the option, upon the expiration of all our payment obligations to Janssen with respect of the AR Mutant Program. We may also terminate the agreement in its entirety without cause, subject to specified conditions.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country. As of December 31, 2018, $10.0 million of the development milestones have been achieved and received in accordance with the agreement.

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

In consideration of the rights granted to us under the agreement, we paid a one-time upfront fee to RPCI. In addition, we may be required to pay up to an aggregate of approximately $6.4 million upon the achievement of certain milestones for products utilizing the RPCI Technology, including TRC105, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. Pursuant to an amendment entered into in November 2009, we may also be required to pay up to an aggregate of approximately $6.4 million upon the achievement of certain milestones for products utilizing a patent owned by us covering humanized endoglin antibodies, including TRC205, a humanized and deimmunized endoglin antibody, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. Upon commercialization, we will be required to pay RPCI mid-single-digit royalties based on net sales of products utilizing the RPCI Technology in each calendar quarter, subject to adjustments in certain circumstances. In addition, pursuant to the amendment entered into in November 2009, we will be required to pay RPCI low single-digit royalties based on net sales in each calendar quarter of products utilizing our patent covering humanized endoglin antibodies. Our royalty obligations continue until the expiration of the last valid claim in a patent subject to the agreement, which we expect to occur in 2029, based on the patents currently subject to the agreement.

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

Cooperative Research and Development Agreements with NCI

We are a party to two Cooperative Research and Development Agreements, or CRADAs, with the U.S. Department of Health and Human Services, as represented by NCI, for the development of TRC105 and TRC102 for the treatment of cancer. We entered into the CRADA governing the development of TRC105 in January 2011, or the 2011 CRADA, with NCI’s Center for Cancer Research. We entered into the CRADA governing the development of TRC102 in August 2012.

Under the CRADAs, as amended, NCI conducts clinical trials and non-clinical studies of either TRC105 or TRC102. We are responsible for supplying TRC105 for NCI’s activities under the TRC105 CRADAs. Pursuant to the terms of the 2011 CRADA, we are required to pay NCI $5,000 per year for support for its research activities, as well as up to $5,000 per year for personnel-related expenses. We may also provide funding for mutually agreed upon animal studies. Under the TRC102 CRADA, we are required to pay NCI $20,000 per year per Phase 1 clinical trial and $25,000 per year per Phase 2 clinical trial, as well as expenses incurred by NCI in connection with carrying out its responsibilities under the TRC102 CRADA, up to an aggregate maximum per year of $200,000. We may also provide funding to support assays and other studies, and if NCI supplies TRC102 for additional mutually approved clinical trials beyond the planned trials, we will reimburse NCI for costs associated with manufacturing TRC102. In addition, we made a one-time payment of $20,000 for the initial IND filing and may be required to make additional one-time payments of $10,000 each for additional IND filings. Funding for clinical trials beyond those contemplated by the 2011 CRADA or the TRC102 CRADA will be determined in an amendment to the applicable CRADA.

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

Each CRADA had an original five-year term, with the 2011 CRADA, as amended, expiring on January 28, 2021, and the TRC102 CRADA expiring on August 7, 2020. Each CRADA may be terminated at any time by mutual written consent, and we or NCI may unilaterally terminate any of the CRADAs for any reason or no reason by providing written notice at least 60 days before the desired termination date.

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

TJ004309 is supplied to us from a contract manufacturer contracted by I-Mab as I-Mab is responsible for the supply of TJ004309 and all related drug supply activities under the terms of the TJ004309 Agreement.

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

Oncology Therapies

We are developing TRC105 to be used in combination with VEGF or PD-1 inhibitors for the treatment of cancer. If TRC105 is approved, it could compete with other non-VEGF angiogenesis inhibitors in development, including some that also target the endoglin pathway and have the potential to be combined with VEGF inhibitors or used independently of VEGF inhibitors to inhibit angiogenesis. Amgen, Inc., Boehringer Ingelheim, Eli Lilly and Company, MedImmune LLC, OncoMed Pharmaceuticals Inc., and Roche AG are each developing non-VEGF angiogenesis inhibitors, which are in various phases of clinical development. In addition, drugs have recently been approved or are being developed that target other oncologic pathways, including immune surveillance targets, that may decrease the need for treatments like TRC105 that target angiogenesis.

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

We are developing TRC253 for the treatment of castration-resistant prostate cancer. If TRC253 is approved, it could compete with other androgen receptor inhibitors such as Xtandi, ODM-201 and Erleada. In addition to the therapies mentioned above, there are many generic chemotherapeutics and other agents commonly used to treat prostate cancer.

We are developing TJ004309 for the treatment of solid tumors, including bladder cancer. If TJ004309 is approved, it could compete with other anti-CD73 immunotherapies including CD73 antibodies already in clinical development sponsored by Bristol Meyers Squibb, AstraZeneca, and Corvus Pharmaceuticals.

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

Commercialization

We hold worldwide commercialization rights for our oncology product candidates (subject to certain rights held by Janssen for TRC253 and I-Mab for TJ004309), while Santen holds worldwide commercialization rights for our endoglin antibodies, including TRC105, in the field of ophthalmology. If any of our product candidates are approved in oncology indications, our plan is to build an oncology-focused specialty sales force in North America to support their commercialization and seek a partner to support commercialization outside of North America. We believe that a specialty sales force will be sufficient to target key prescribing physicians in oncology. We currently do not have any sales or marketing capabilities or experience. We plan to establish the required capabilities within an appropriate time frame ahead of any product approval and commercialization to support a product launch.

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

Our patent estate as of December 31, 2018, on a worldwide basis, includes 19 issued patents/allowed applications and 14 pending patent applications in the United States and 60 issued patents/allowed applications and 104 pending patent applications outside the United States with pending and issued claims relating to our product candidates. Forty-four (44) of our issued US and foreign patents and allowed applications cover antibodies to endoglin and uses thereof that we have selected as the core focus of our development approach. These figures include in-licensed patents and patent applications to which we hold exclusive commercial rights in non-ophthalmologic fields of use.

Individual patents extend for varying periods of time depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for twenty years from the earliest non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, however, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest international filing date. Our issued patents and pending applications with respect to our protein therapeutic candidates will expire on dates ranging from 2019 to 2038, exclusive of possible patent term extensions. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of extensions of patent term, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

TRC105/TRC205 Patent Coverage

We hold issued patents covering methods for inhibiting breast cancer or colon cancer with a combination of TRC105 and cyclophosphamide (CPA) or doxorubicin in the United States.  The expected expiration date for these method-of-use patents is 2023, exclusive of possible patent term extensions.

We are co-owners with Health Research, Inc., to issued patents covering the combination therapy of cancer with TRC105 and VEGF inhibitors in Australia, Canada, China, Europe, Eurasia, Israel, South Korea, and Japan and pending patent applications in Europe, Hong Kong, and the United States. We also have an exclusive license from Health Research, Inc., to these issued patents and pending applications. The expected expiration date for these method-of-use patents is 2030, exclusive of any possible patent term extensions.

We hold issued patents and allowed applications covering formulations of endoglin antibodies in Australia, Eurasia, Georgia, Japan, New Zealand, Singapore, South Korea, Ukraine, and the United States, and patent applications are pending in Brazil, Canada, China, Europe, Hong Kong, India, Indonesia, Israel, Japan, South Korea, Malaysia, Mexico, Philippines, Singapore, Thailand, Ukraine, the United States, Uzbekistan, and Vietnam. The expected expiration date for any patent that may issue from this application is 2033, exclusive of possible patent term extensions.

We have filed an International Patent Cooperation Treaty (PCT) patent application directed to a combination therapy for treatment of renal cell carcinoma, brain cancer or breast cancer with an anti-endoglin antibody and a VEGF inhibitor.  Also disclosed are methods of biomarker assessment prior to, during, and after treatment of an individual.  The expected expiration date for any patent that may arise from these applications is 2037, exclusive of possible patent term extensions.

We hold issued patents and allowed applications covering our humanized and deimmunized anti-endoglin antibodies, including TRC205, in Australia, Canada, China, Eurasia, Europe, India, Israel, Japan, South Korea, and the United States,, and similar applications are pending in many other major jurisdictions worldwide, including the United States, Brazil, and China. The expected expiration date for these composition of matter and methods of use patents is 2029, exclusive of possible patent term extensions.

We hold issued patents covering methods of treating fibrosis with our anti-endoglin antibodies in the United States and have pending patent applications in Australia, Canada, Israel, Japan, and the United States.  The expected expiration date for any patent that may arise from these applications is 2035, exclusive of possible patent term extensions.

We have filed an International PCT application directed to the treatment of cancers with a combination of TRC105 and anti-programmed death receptor agents.  The expected expiration date for any patent that may arise from these applications is 2038, exclusive of possible patent term extensions.

TRC102 Patent Coverage

We hold issued patents directed to combination of TRC102 and pemetrexed in the United States, Australia, Canada, Europe, Japan, Mexico, Russia, Singapore, South Africa, South Korea, Ukraine, and the United Kingdom. We also have pending applications in other jurisdictions, including Brazil, China, Hong Kong, India, and Norway. The expected expiration date for these patents is 2027, exclusive of possible patent term extensions.

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

We hold an issued patent on further combinations of TRC102 in Europe, and have a pending patent application in the United States. The expected expiration date for these patents is 2031, exclusive of possible patent term extensions.

TRC253 Patent Coverage

We hold an exclusive license to a patent in the United States covering TRC253 and methods of using TRC253. The expected expiration date for the US case and any patents issuing from the PCT application is 2037, exclusive of possible patent term extensions.

We also hold an exclusive license to patents in Eurasia and Japan, and to patent applications in Armenia, Australia, Azerbaijan, Brazil, Belarus, Canada, Chile, China, Columbia, Costa Rica, Ecuador, Egypt, El Salvador, Europe, Guatemala, Hong Kong, Honduras, Indonesia, Israel, India, Kazakhstan, Kyrgyz Republic, Malaysia, Mexico, Moldova, New Zealand, Nicaragua, Nigeria, Panama, Peru, Philippines, Russian Federation, Singapore, South Africa, South Korea, Sri Lanka, Tajikistan, Thailand, Turkmenistan, Ukraine, United States, and Vietnam, which are directed to methods for determining resistance to androgen receptor therapy. The expected expiration date for patents issuing from these applications is 2033, exclusive of possible patent term extensions.

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

The FDA and an IND sponsor may agree in writing on the design and size of clinical studies intended to form the primary basis of a claim of effectiveness in a BLA or NDA. This process is known as a Special Protocol Assessment, or SPA. A SPA agreement may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA, or if the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began. For certain types of protocols, including carcinogenicity protocols, stability protocols, and Phase 3 protocols for clinical trials that will form the primary basis of an efficacy claim, the FDA has agreed under its performance goals associated with the Prescription Drug User Fee Act, or PDUFA, to provide a written response on most protocols within 45 days of receipt. However, the FDA does not always meet its PDUFA goals, and additional FDA questions and resolution of issues leading up to a SPA agreement may result in the overall SPA process being much longer, if an agreement is reached at all.

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

Additionally, the FDA strictly regulates marketing, labeling, advertising and promotion of products. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

Employees

As of December 31, 2018, we had 26 full-time employees and one part-time employee, 20 of whom are involved in research, development or manufacturing, and four of whom have Ph.D., Pharm.D. or M.D. degrees. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

We are a clinical stage company with limited operating history. All of our product candidates, including our most advanced product candidate, TRC105, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $35.0 million and $19.1 million for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, we had an accumulated deficit of $139.7 million.

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

At December 31, 2018, we had cash, cash equivalents and short-term investments totaling $39.1 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital requirements into the first quarter of 2020. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including for the completion of our Phase 3 TAPPAS trial in angiosarcoma. In addition, in 2016 we licensed two early-stage oncology programs from Janssen Pharmaceutica N.V., or Janssen, and are subject to obligations to develop the programs through clinical proof of concept for TRC253. We will need additional funds to complete clinical proof of concept for the TRC253 program and, to the extent we retain the program afterwards, to advance the program through later stages of development. In November 2018, we entered into separate collaboration and clinical trial agreements with I-Mab for the development of multiple immuno-oncology programs. Under the agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations.  We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches. As more fully discussed in Note 1 to the consolidated financial statements included in this report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of one year following the date that these financial statements were issued.

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

In September 2018, we entered into a Capital on DemandTM Sales Agreement, or the JonesTrading Agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we could sell from time to time, at our option, up to an aggregate of $11.6 million of shares of our common stock through JonesTrading, as sales agent. In March 2017, we entered into a Common Stock Purchase Agreement, or the Aspire Agreement, with Aspire Capital Fund, LLC, or Aspire, pursuant to which, upon the terms and subject to the conditions and limitations set forth in the Aspire Agreement, Aspire committed to purchase up to an aggregate of $21.0 million of shares of our common stock at our request from time to time. As of the date of this report, we have not sold any shares of our common stock under the JonesTrading Agreement and have sold $1.0 million of shares of our common stock under the Aspire Agreement. While the JonesTrading Agreement and Aspire Agreement provide us with additional options to raise capital through sales of our common stock, there can be no guarantee that we will be able to sell shares under either agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the JonesTrading Agreement from time to time, and while Aspire is obligated to purchase shares of our common stock under the Aspire Agreement, the obligation is subject to our satisfaction of various conditions which we may not be able to meet in the future. If sales are made under either the JonesTrading Agreement or Aspire Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

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

Our business and future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize our lead product candidate, TRC105, which is currently in Phase 3 and Phase 2 development for the treatment of multiple solid tumor types. Any delay or setback in the development of any of our product candidates, particularly TRC105, could adversely affect our business and cause our stock price to decline. We cannot assure you that our planned clinical development for TRC105 will be completed in a timely manner, or at all, or that we or our partner, Santen, or any additional future partners, will be able to obtain approval for TRC105 from the FDA or any foreign regulatory authority. We obtained Special Protocol Assessment, or SPA, agreement from the FDA on our clinical trial design for the Phase 3 TAPPAS trial of TRC105 in angiosarcoma, but that agreement does not ensure that the FDA will approve TRC105 for angiosarcoma, even if the trial is successful. If the DMC determines that the TAPPAS trial is futile, our prospects for TRC105 will be significantly limited.  In addition, while we have the right to terminate our long-term manufacturing agreement with Lonza Sales AG, or Lonza, if we were to cease the TRC105 program, we may still be required to pay batch cancellation fees that could harm our financial position and ability to continue development of our other drug candidates. Even if TRC105 is approved, if it is not approved in indications that justify the minimum number of batches we are required to purchase from Lonza following regulatory approval, our ability to commercialize TRC105 profitably would be harmed.

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, we announced in December 2018 that the combination of TRC105 with Inlyta (axitinib) did not meet the primary endpoint in a randomized Phase 2 clinical trial in renal cell carcinoma and we have therefore discontinued the development of TRC105 in this indication and are no longer pursuing it as a fast track indication. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials. In particular, the positive results observed in certain Phase 1 and 2 clinical trials of TRC105 do not ensure that the ongoing or planned clinical trials of TRC105 will demonstrate similar results. In addition, further interim results or the final results from these trials could be negative.

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

If initiation or completion of our ongoing or planned clinical trials are delayed for any of the above reasons or other reasons, our development costs may increase, our approval process could be delayed and our ability to commercialize our product candidates could be materially harmed, which could have a material adverse effect on our business. For example, we recently determined that we will need to increase the sample size for our Phase 3 TAPPAS trial of TRC105 for the treatment of angiosarcoma due to a fewer than expected number of events that define the endpoint of progression-free survival, which reflects a higher rate of withdrawal for disease progression unconfirmed by central review. We submitted an amendment to the FDA, which was agreed to by the FDA with retention of the SPA agreement, proposing the sample size of the trial will be 190 patients if the interim results lie in the favorable or unfavorable zones, 340 patients if the interim results lie in the promising zone, or 220 patients with cutaneous disease if the interim results lie in the enrichment zone, however if the interim results are in the unfavorable zone, the data monitoring committee could terminate the trial for futility. We expect that this will delay the planned interim analysis in the trial until April 2019, delay the availability of top-line data until 2020, which could vary dependent upon the final sample size and the rate at which events occur, and increase the cost of completing the trial. We have also experienced slower than anticipated enrollment in our on-going Phase 2 clinical trial of TRC253 resulting from a lower than expected frequency of a specific tumor mutation targeted by TRC253 among metastatic prostate cancer patients.

Our product candidates may cause adverse events or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events, or AEs, caused by our product candidates or other potentially harmful characteristics of our product candidates could cause us, our partners, including the National Cancer Institute, or NCI, or other third party clinical trial sponsors, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval.

Phase 1 or Phase 2 clinical trials of TRC105 and TRC102 conducted to date have generated AEs related to the study drug, some of which have been serious. The most common AEs identified to date and related to TRC105 have been anemia, dilated small vessels in the skin and mucosal membranes (which may result in nosebleeds and bleeding of the gums), headache, fatigue and gastrointestinal and other symptoms during the initial infusion of TRC105. While we have not observed an exacerbation of side effects commonly associated with VEGF inhibitors in clinical trials of TRC105 in combination with a VEGF inhibitor, it is possible that future trials, including larger and lengthier Phase 3 clinical trials, may show this effect due to both drugs acting to inhibit angiogenesis simultaneously. Because our development and regulatory approval strategy for TRC105 is focused on combining TRC105 with VEGF inhibitors, if we encountered safety issues associated with combining TRC105 with VEGF inhibitors, it would be a significant setback for our development program and our ability to obtain regulatory approval for TRC105 may be adversely impacted. The most common AE identified in our clinical trials of TRC102 has been anemia.  TRC253 is currently being tested in a Phase 2 clinical trial and it is possible that we could observe AEs in our Phase 2 study of TRC253 that would preclude further development or cause Janssen to not exercise its option to regain rights to the program. There can be no assurance that adverse events associated with our product candidates will not be observed. As is typical in drug development, we have a program of ongoing toxicology studies in animals for our clinical stage product candidates and cannot provide assurance that the findings from such studies or any ongoing or future clinical trials will not adversely affect our clinical development activities.

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

We also expect to target specific patient populations with TRC253 and expect to continue to develop companion diagnostic tests in prostate cancer to improve selection of patients that would respond to these treatments. If we are unable to establish a companion diagnostic for either of these treatments, our ability to successfully identify target patient populations for future clinical development may be limited. In addition, if the actual patient population with the specific genetic mutation targeted by TRC253 is lower than we expect, the commercial opportunity for TRC253 will be limited.

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

We received Fast Track designation for TRC105 in renal cell carcinoma in May 2015, and we intend to seek Fast Track designation or other appropriate expedited development options for our eligible product candidates in other indications. Fast track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. A new drug or biologic is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for the disease or condition. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA will grant it. Despite our receipt of Fast Track designation for TRC105 in renal cell carcinoma, and even if additional product candidates receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. The combination of TRC105 with Inlyta (axitinib) did not meet the primary endpoint in a randomized Phase 2 clinical trial in renal cell carcinoma and we have therefore discontinued the development of TRC105 in this indication and have communicated to FDA that we are no longer pursuing it as a fast track indication.

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

Any of our product candidates for which we receive regulatory approvals will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing, as well as continued compliance with regulatory requirements for current good manufacturing practices, or cGMPs, and current good clinical practices, or cGCPs, for any clinical trials that we conduct post-approval. Moreover, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses of approved pharmaceutical products. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Manufacturing drugs and biologics is complicated and is tightly regulated by regulatory authorities, including the FDA and foreign equivalents. We currently rely on third party manufacturers to supply us with drug substance for preclinical and clinical trials. Moreover, the market for contract manufacturing services for drug products, including biologics such as TRC105 and small molecules such as TRC253, is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide tight capacity, we may not be able to access the required capacity on a timely basis or on commercially viable terms, which could result in delays in initiating or completing clinical trials or our ability to apply for or receive regulatory approvals.

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

We also expect to continue to rely on third party manufacturers for any drug required for commercial supply and do not intend to build our own manufacturing capability. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities is costly, time consuming and subject to potential difficulties and delays. For example, we rely on Lonza to manufacture TRC105 drug substance and separately license from Lonza its proprietary cell line and other methods of producing TRC105 drug substance. While we have the right to transfer the manufacture of TRC105 drug substance to additional or alternate suppliers and to sublicense Lonza’s TRC105 manufacturing technology to such other suppliers under specified conditions, we may encounter delays in any such transfer due to the time and effort required for another party to understand and successfully implement Lonza’s proprietary process. In February 2017, we entered into a long-term manufacturing agreement with an affiliate of Lonza for the manufacture of TRC105 drug substance intended for registration batches and future commercial supply if TRC105 receives regulatory approval. As part of the manufacturing agreement, we and Lonza have transferred the TRC105 manufacturing process to a separate Lonza facility. This transfer may result in setbacks in replicating the current manufacturing process at a new facility that has not previously manufactured TRC105. In particular, for biologics, it is not uncommon to experience setbacks and delays in process transfer, which may delay our ability to obtain regulatory approval or may result in higher costs to manufacture commercial drug product than we currently expect.

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

We are dependent on our license agreement with Santen to develop and commercialize our endoglin antibodies, including DE-122, in the field of ophthalmology and may enter into additional license agreements with third parties. The failure to maintain our license agreements or the failure of our licensees to perform their obligations under the agreements, could negatively impact our business.

Pursuant to the terms of our license agreement with Santen, we granted Santen an exclusive, worldwide license to certain patents, information and know-how related to our endoglin antibodies, including TRC105, which is referred to by Santen as DE-122, for development and commercialization in ophthalmology indications, excluding systemic treatment of ocular tumors. Consequently, our ability to realize value or generate any revenues from our endoglin antibodies in the field of ophthalmology depends on Santen’s willingness and ability to develop and obtain regulatory approvals for and successfully commercialize product candidates using our technology for these indications. We previously entered into a license agreement with Ambrx pursuant to which Ambrx was granted an exclusive license to TRC105 in Greater China for all indications other than ophthalmology.  In February 2019, Ambrx notified us that it had elected to terminate the license agreement and return the rights to TRC105 in Greater China to us, following which we will again be solely responsible for development activities of TRC105 in these territories.  We have limited control over the amount and timing of resources that Santen or any other licensees will dedicate to their respective efforts. In particular, we will not be entitled to receive additional milestone or royalty payments from Santen absent further development and eventual commercialization of endoglin antibodies in ophthalmology indications.

We are subject to a number of other risks associated with our dependence on our license agreement with Santen and will be subject to similar risks with respect to any other license agreement, including:

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
•

business combinations or significant changes in a licensee’s business strategy may adversely affect the licensee’s ability or willingness to perform its obligations under the applicable license agreement;

•

our license partners and potential license partners may not properly maintain or defend our intellectual property rights in their licensed fields or territories or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation; and

•	the royalties we are eligible to receive from Santen or other licensees may be reduced or eliminated based upon their and our ability to maintain or defend our intellectual property rights.

The license agreement with Santen is subject to early termination, including through Santen’s right to terminate without cause upon advance notice to us. If our license agreements are terminated early, we may not be able to find another collaborator for the commercialization and further development of our product candidates, on acceptable terms, or at all, and we may otherwise be unable to pursue continued development on our own in the applicable territories or indications.

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

Our ability to realize value from any product candidates developed under our agreements with I-Mab will depend in part on I-Mab’s activities and willingness to fund future development.

Pursuant to the terms of our strategic collaboration and clinical trial agreements with I-Mab, we are largely responsible for clinical development activities and I-Mab is responsible for pre-clinical development and manufacturing activities. Consequently, our ability to realize value or generate any revenues from the development of product candidates in collaboration with I-Mab will depend in part of I-Mab’s willingness and ability to successfully complete pre-clinical development and manufacturing activities, in addition to funding agreed-upon portions of the costs of clinical development.  We have limited control over the amount and timing of resources that I-Mab will dedicate to its respective efforts, and have limited rights in the event that I-Mab determines to cease development or manufacturing activities or funding for any product candidate under the collaboration.  We could also encounter disagreements with I-Mab over the timing and scope of development or manufacturing of any product candidates under the collaboration or which, if any, bi-specific antibody product candidates are selected for development.

We may not be successful in establishing and maintaining additional collaborations, which could adversely affect our ability to develop and commercialize our existing product candidates.

A part of our strategy is to strategically evaluate and, as deemed appropriate, enter into additional out-licensing and collaboration agreements, including potentially with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate partners for our product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully partner our product candidates, potential partners must view these product candidates as having the requisite potential to demonstrate safety and efficacy and as being economically valuable in light of the terms that we are seeking and other available products for licensing by other companies. Due to our existing license agreement with Santen, we may find it more difficult to secure additional collaborations for our endoglin antibodies if major biotechnology or pharmaceutical companies would prefer to have exclusive control over development for all indications and in all territories. In addition, under our collaboration and clinical trial agreement with I-Mab for TJ004309, we are prohibited from developing other biologic product candidates targeting the same indications for which TJ004309 is being developed, which increases our reliance on the success of I-Mab’s activities with respect to TJ004309 and could limit our ability to collaborate with others with respect to biologic product candidates in certain indications. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any inability or delay in entering into new collaboration agreements related to our product candidates, in particular in foreign countries where we do not have and do not intend to establish significant capabilities, could delay the development and commercialization of our product candidates and reduce their market potential.

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

For applications filed before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party, or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the United States resulting from the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law on September 16, 2011. Among some of the other significant changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. It is not yet clear, what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

As of December 31, 2018, we are the exclusive licensee of six issued U.S. patents, two pending U.S. patent applications, sixteen issued non-U.S patents and two pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.” We are also the exclusive licensee of 2 issued U.S. patents, 2 issued non-U.S. patents, 1 pending U.S. patent application, and 41 pending non-U.S. applications related to TRC253.

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

We are a party to a number of license agreements that are important to our business, and we may enter into additional license agreements in the future. TRC105 is protected, in part, by patents exclusively in-licensed from Roswell Park Cancer Institute. TRC102 is protected, in part, by patents exclusively licensed from Case Western. TRC253 and associated intellectual property have been licensed from Janssen.

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

The use of endoglin antibodies as a means of inhibiting angiogenesis, including in combination with VEGF inhibitors for the treatment of cancer, is a recent clinical development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, third party payors and others in the medical community. Factors that will influence whether our product candidates are accepted in the market include:

•	the clinical indications for which our product candidates are approved, if any;
•	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
•	the timing of market introduction of our product candidates as well as competitive products;
•	the cost of treatment in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement by governmental and commercial third party payors;
•	the willingness of patients to pay out-of-pocket in the absence of coverage by governmental and commercial third party payors;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•	the effectiveness of our sales and marketing efforts.

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

Third party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, or ACA, was enacted in the United States. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, the current U.S. President has signed two Executive Orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA.  For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  While the District Court Judge, as well as the current U.S presidential administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on

Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative changes to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, the former U.S. President signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current U.S. President’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current U.S. President’s administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (HHS) has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, HHS through CMS proposed a rule that would require drug manufacturers to disclose drug prices in television advertisements. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, will affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers.  Although a number of these and other potential proposals may require authorization through additional legislation to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (Right to Try Act) was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a prescription drug or biologic manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

If TRC105 or other product candidates are approved for commercialization, we expect that we or our partners will be subject to additional risks related to entering into international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;
•	different payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
•	reduced protection for intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

We do not have internal new drug discovery capabilities or a technology platform with which to develop novel product candidates. Unless we develop or acquire these capabilities or a technology platform, our only means of expanding our product pipeline will be to acquire or in-license product candidates that complement or augment our current targets, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. In addition, part of our corporate strategy is to leverage our existing internal clinical development and regulatory capabilities by entering into collaborations where we conduct development activities related to third party product candidates in exchange for commercialization and payment rights, such as our collaboration with Janssen with respect to TRC253 and our collaboration with I-Mab with respect to I-Mab’s proprietary CD73 antibody, TJ004309, and potential bi-specific antibody candidates.  Identifying, selecting and acquiring or licensing promising product candidates requires substantial technical, financial and human resources. Efforts to do so may not result in the actual development, acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. With respect to TRC253, Janssen has an option to reacquire the intellectual property rights to the program on pre-negotiated terms until a certain period of time following the completion of clinical proof of concept.  If Janssen exercises this right, while we would be entitled to receive an up-front payment and would have the opportunity to receive future milestone and royalty payments from Janssen, we would have no further rights to develop, commercialize or realize value from TRC253. With respect to TJ004309, if I-Mab licenses rights to TJ004309 to a third party, while we would be entitled to receive varying portions of royalty and non-royalty payments from I-Mab, we would have no further rights to develop, commercialize or realize value from TJ004309. If we are unable to retain existing product candidates and add additional product candidates to our pipeline, we may not be able to execute on an important part of our business strategy and our long-term business and prospects will be limited.

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

Additionally, these parties may fail to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs, contractual damages, integrity oversight and reporting obligations, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, imposes certain regulatory and contractual requirements on covered entities and their business associates regarding the privacy, security and transmission of individually identifiable health information;

•

federal “sunshine” requirements imposed by the ACA on certain drug manufacturers regarding any transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by such physicians and their immediate family members; and

•

state or foreign law equivalents of each of the above federal laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information relating to drug and biologic pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

It is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened certain of these laws. For example, the Affordable Care Act, among other things, amended the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them to have committed a violation. Moreover, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

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

Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, imprisonment, exclusion from governmental health care programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

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

As of December 31, 2018 we had federal and California net operating loss carryforwards, or NOLs, of approximately $114.6 million and $117.8 million, respectively, which expire in various years beginning in 2030, if not utilized. Under the Tax Act, federal NOLs generated in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited.  It is uncertain if and to what extent various states will conform to the Tax Act. As of December 31, 2018, we had federal and California research and development and Orphan Drug tax credit carryforwards of approximately $9.2 million and $2.0 million, respectively. The federal research and development and Orphan Drug tax credit carryforwards expire in various years beginning in 2031, if not utilized. The California research and development credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, the current U.S. President signed into law the Tax Act which significantly revises the Code.  The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for NOLs to 80% of current year taxable income and elimination of NOL carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the Tax Act.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Even though our common stock trades on the Nasdaq Global Market, we cannot assure you that an active, liquid trading market for our shares will develop or persist. Our stockholders may not be able to sell their shares quickly or at a recently reported market price if trading in our common stock is not active.  The trading price of our common stock has been, and is likely to continue to be, volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in clinical trials;
•	inability to obtain additional funding;
•	any delay in filing a BLA or an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that BLA or NDA;
•	failure to successfully develop and commercialize our product candidates;
•	changes in laws or regulations applicable to our product candidates;
•	changes in the structure of healthcare payment systems;
•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products or technologies by our competitors;
•	failure to meet or exceed product development or financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, collaborations, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future, in particular any sales by significant stockholders or our affiliates; and
•	trading volume of our common stock.

In addition, the stock market in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

If we fail to continue to meet all applicable listing requirements, our common stock may be delisted from the Nasdaq Global Market, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the Nasdaq Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the Nasdaq listing requirements in the future, including, for example, if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days, Nasdaq could determine to delist our common stock. As of February 8, 2019, the closing price of our common stock on the Nasdaq Global Market was $1.03 per share.  A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and result in the loss of confidence in our company. Although Nasdaq may provide us with a compliance period in which to regain compliance with the listing requirements, we cannot assure you that we would be able to regain compliance within the period provided by Nasdaq.

In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2018, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned over 45% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Quarterly Report and our other periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

We are not currently a party to any legal proceedings. From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

	Years Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share data)
Statement of Operations Data:
Collaboration revenue	$3,000	$8,755	$3,449
Operating expenses:
Research and development	30,460	19,355	21,566
General and administrative	7,280	7,610	7,859
Total operating expenses	37,740	26,965	29,425
Loss from operations	(34,740)	(18,210)	(25,976)
Other expense	(219)	(893)	(1,032)
Net loss	$(34,959)	$(19,103)	$(27,008)
Net loss per share, basic and diluted	$(1.30)	$(1.14)	$(2.13)
Weighted-average shares outstanding, basic and diluted	26,945,705	16,806,094	12,677,910

	As of
	December 31,
	2018	2017
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$25,136	$29,467
Short-term investments	13,968	4,999
Working capital	27,108	24,259
Total assets	40,648	36,130
Long-term debt, less current portion	5,343	4,603
Accumulated deficit	(139,660)	(104,701)
Total stockholders’ equity	21,442	16,987

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer and, through our license to Santen Pharmaceutical Co. Ltd. (Santen), wet age-related macular degeneration, or wet AMD. We are a leader in the field of endoglin biology and are using our expertise to develop antibodies that bind to the endoglin receptor. Endoglin is essential to angiogenesis, the process of new blood vessel formation required for solid cancer growth and wet AMD. We are developing our lead product candidate, TRC105 (carotuximab), an endoglin antibody, for the treatment of multiple solid tumor types in combination with inhibitors of the vascular endothelial growth factor, or VEGF, pathway, or in combination with inhibitors of the programmed cell death protein 1, or PD-1, pathway. The VEGF pathway regulates vascular development in the embryo, or vasculogenesis, and angiogenesis, while the PD-1 pathway represents an adaptive immune resistance mechanism that protects tumors from host immunity. We believe treatment with TRC105 in combination with VEGF inhibitors or PD-1 inhibitors may improve survival in cancer patients when compared to treatment with a VEGF inhibitor or PD-1 inhibitor alone. TRC105 has been studied in 13 completed Phase 2 clinical trials and four completed Phase 1 clinical trials, and is currently being dosed in one Phase 3 clinical trial, three Phase 2 clinical trials and one Phase 1 clinical trial.

Our TRC105 oncology clinical development plan is broad and involves a tiered approach. We are initially focused on angiosarcoma which is a tumor that highly expresses endoglin, the target of TRC105, and therefore may be more responsive to treatment with TRC105. We have seen complete durable responses in this tumor type and are currently enrolling the international multicenter Phase 3 TAPPAS trial in angiosarcoma. We obtained Special Protocol Assessment (SPA) agreement from the U.S. Food and Drug Administration (FDA) on our clinical trial design for the Phase 3 trial in angiosarcoma and also incorporated scientific advice from the European Medicines Agency (EMA) regarding the adequacy of the trial design.  We also received orphan drug designation from the FDA and the EMA for TRC105 for the treatment of soft tissue sarcoma, including angiosarcoma, in 2016. The trial is an adaptive design and based on the planned interim analysis, the trial will accrue a variable number of patients into one of four zones: 190 patients if the interim results lie in the favorable or unfavorable zones, 340 patients if the interim results lie in the promising zone, or 220 patients with cutaneous disease if the interim results lie in the enrichment zone. In the case the interim results are in the unfavorable zone, the DMC could also terminate the trial for futility. The TAPPAS trial has enrolled more than 120 patients to date and based on current accrual rates and the occurrence of events that define the primary endpoint of Progression Free Survival (PFS), we expect to conduct the interim analysis to determine the final sample size and eligible population for the trial in April 2019 and expect final data in 2020, which could vary dependent upon the final sample size and the rate at which events occur.

We utilize a product development platform that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups manage significant aspects of our clinical trials with internal resources. We use these internal resources to minimize the costs associated with utilizing contract research organizations, or CROs. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which expedites patient enrollment and improves the quality of patient data as compared to a CRO-managed model. We have leveraged this platform in all of our ongoing clinical trials including our international Phase 3 TAPPAS trial in angiosarcoma. We have also leveraged our product development platform to diversify our product pipeline without payment of upfront license fees.  In 2016 we executed a license agreement with Janssen Pharmaceutica N.V. (Janssen) for TRC253 and TRC694 without an upfront payment and in November 2018, we entered into separate strategic collaboration and clinical trial agreements (the Collaboration Agreements) with I-Mab Biopharma (I-Mab) for TJ004309 (the TJ004309 Agreement), a novel, humanized antibody against CD73 expressed on stromal cells and tumors that converts extracellular adenosine monophosphate (AMP) to adenosine, which is highly immunosuppressive, and for the development of up to 5 bi-specific antibodies (the Bispecific Agreement) that includes US commercialization rights, which were both executed without an upfront payment to I-Mab. We continue to evaluate ex-U.S. companies who are in need of a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise and U.S. commercialization expertise. We believe we can become a preferred clinical developmental and U.S. commercialization partner through a cost- and risk-sharing partnership structure which may include U.S. commercialization.

We have produced a formulation of TRC105 called DE-122 for ophthalmology indications, which is being developed by Santen for the treatment of wet AMD, the leading cause of blindness in the Western world. In March 2014, Santen licensed from us exclusive worldwide rights to develop and commercialize our endoglin antibodies for ophthalmology indications and in July 2017, Santen initiated dosing in the randomized Phase 2a AVANTE study of DE-122, which is a randomized controlled trial assessing the efficacy and safety of repeated intravitreal injections of DE-122 in combination with Lucentis® (ranibizumab) compared to Lucentis single agent therapy in patients with wet AMD. Santen has expanded enrollment in the randomized Phase 2a AVANTE study and we expect top-line data in early 2020.

Our other product candidates are TRC102, which is a small molecule that is in Phase 2 clinical development for the treatment of mesothelioma, lung cancer and glioblastoma, and TRC253, which is a small molecule that is in a Phase 1/2 clinical trial for the treatment of metastatic castration-resistant prostate cancer, that we licensed from Janssen in September 2016.

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting base‑excision repair, or BER. In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy in the treatment of lung cancer and glioblastoma.  TRC102 began Phase 2 testing in mesothelioma in combination with the approved chemotherapeutic Alimta in 2015. TRC102 is also being studied in three Phase 1 clinical trials: in combination with Alimta and cisplatin in mesothelioma patients, in combination with chemoradiation in lung cancer patients, and in combination with Temodar in ovarian, lung and colorectal cancer patients. All current TRC102 trials are sponsored and funded by the National Cancer Institute (NCI). We retain global rights to develop and commercialize TRC102 in all indications.

We have also collaborated with the NCI, which selected TRC105 and TRC102 for federal funding of clinical development, as well as Case Western Cancer Center (Case Western), the University of Alabama – Birmingham (UAB), and Cedars-Sinai Medical Center. Under these collaborations, NCI sponsored or is sponsoring ten completed or ongoing clinical trials of TRC105 and TRC102, Case Western sponsored two clinical trials of TRC102, UAB is sponsoring one clinical trial of TRC105, and Cedars-Sinai Medical Center is sponsoring one clinical trial of TRC105. All TRC105 NCI sponsored trials have been completed. If merited by Phase 2 data, we expect to fund additional Phase 3 clinical trials of TRC105 and TRC102 and, based on NCI’s past course of conduct with similarly situated pharmaceutical companies in which it has sponsored pivotal clinical trials following receipt of positive Phase 2 data, we anticipate that NCI will sponsor Phase 3 clinical trials in additional indications.

The following table summarizes key information regarding ongoing development of our product candidates:

	Phase	Data Expected
TRC105
Angiosarcoma	Randomized Phase 3	Interim analysis April 2019
Hepatocellular Carcinoma	Phase 1/2	2020
Lung Cancer	Phase 1	2019
Breast Cancer	Phase 1/2	2019
Prostate Cancer	Phase 2	2019
DE-122 (ophthalmic formulation of TRC105)
Wet AMD (Santen)	Randomized Phase 2	2020
TRC102
Mesothelioma	Phase 2	2020
Solid Tumors	Phase 1	2020
Solid Tumors and Lymphomas	Phase 1/2	2019
Lung Cancer	Phase 1	2020
TRC253
Prostate Cancer	Phase 1/2	2020
TJ004309 (I-Mab)
Solid Tumors	Phase 1	2020

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt under our credit facilities with Silicon Valley Bank (SVB). At December 31, 2018, we had cash, cash equivalents and short-term investments totaling $39.1 million.

We do not own or operate, nor do we expect to own or operate, facilitates for product manufacturing, storage, distribution or testing. We contract with third parties for the manufacture of our product candidates, including with Lonza for the manufacture of TRC105 drug substance, and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $35.0 million and $19.1 million for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, we had an accumulated deficit of $139.7 million.

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

Collaboration and License Agreements

Collaboration Agreements with I-Mab Biopharma

In November 2018, we entered into the Collaboration Agreements with I-Mab for the development of multiple immuno-oncology programs, including I-Mab’s proprietary CD73 antibody TJ004309 as well as up to five proprietary bispecific antibodies currently under development by I-Mab.

In the TJ004309 Agreement, we will collaborate with I-Mab on developing TJ004309, also known as TJD5, and will bear the costs of filing an IND and for Phase 1 clinical trials, share costs equally for Phase 2 clinical trials, and we will bear 40% and I-Mab 60% of the costs for pivotal clinical trials. I-Mab will also be responsible for the cost of certain non-clinical activities and the supply of TJ004309 and any reference drugs used in the development activities.

In the event that I-Mab licenses rights to TJ004309 to a third party, we would be entitled to receive escalating portions of royalty and non-royalty consideration received by I-Mab with respect to territories outside of Greater China. In the event that I-Mab commercializes TJ004309, we would be entitled to receive a royalty on net sales by I-Mab in North America ranging from the mid-single digits to low double digits, and in the EU and Japan in the mid-single digits. The portions of certain third party royalty and non-royalty consideration and the royalty from net sales by I-Mab to which we would be entitled escalate based on the phase of development and relevant clinical trial obligations we complete under the TJ004309 Agreement, ranging from a high-single digit to a mid-teen percentage of non-royalty consideration as well as a double digit percentage of royalty consideration.

The TJ004309 Agreement may be terminated by either party in the event of an uncured material breach by the other party or bankruptcy of the other party, or for safety reasons related to TJ004309.  I-Mab may also terminate the TJ004309 Agreement if we cause certain delays in completing a Phase 1 clinical trial. In addition, I-Mab may terminate the TJ004309 Agreement for any reason within 90 days following the completion of the first Phase 1 clinical study, in which case we would be entitled to a minimum termination fee of $9.0 million, or following the completion of the first Phase 2 clinical study, in which case we would be entitled to a pre-specified termination fee of $15.0 million and either a percentage of non-royalty consideration I-Mab may receive as part of a license to a third party or an additional payment if TJ004309 is approved for marketing outside Greater China before a third party license is executed, in addition to a double digit percentage of royalty consideration.

Pursuant to the Bispecific Agreement, we and I-Mab may mutually select through a joint steering committee (JSC) up to five of I-Mab’s bispecific antibody product candidates within a five-year period for development and commercialization in North America.

For each product candidate selected by the JSC for development under the Bispecific Agreement, I-Mab will be responsible and bear the costs for IND-enabling studies and establishing manufacturing for the product candidate, we will be responsible for and bear the costs of filing an IND and conducting Phase 1 and Phase 2 clinical studies, and we will be responsible for and will share equally with I-Mab in the costs of conducting Phase 3 or pivotal clinical studies, in each case within North America. Subject to I-Mab’s right to co-promote an approved product candidate, we will be responsible for commercializing any approved product candidates in North America, and we will share profits and losses equally with I-Mab in North America. We would also be entitled to tiered low single digit royalties on net sales of product candidates in the EU and Japan.

At any time prior to completing the first pivotal clinical study for a product candidate or if I-Mab ceases to support development costs or pay its portion of Phase 3 clinical study costs for a product candidate or the JSC decides to cease development over our objections after initiating Phase 3 clinical studies, we will have an option to obtain an exclusive license to such product candidate in all territories except Greater China and Korea and any other territories in which I-Mab previously licensed rights to a third party subject to our right of first refusal for any licenses I-Mab may grant to third-parties.

If we exercise the option, we would assume sole responsibility for developing and commercializing the product candidate in the licensed territory, and in lieu of profit or loss sharing with I-Mab with respect to such product candidate, we would owe I-Mab pre-specified upfront and milestone payments and royalties on net sales, with the payments and royalties escalating depending on the phase of development the product candidate reached at the time we obtained the exclusive license: (i) if before IND-enabling studies and the preparation of the chemistry-manufacturing-controls activities of the collaborative product, we would owe I-Mab a one-time upfront payment of $10.0 million, development and regulatory based milestone payments totaling up to $90.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the mid-single digits on annual net sales; (ii) if after IND submission but before completion of P1a study of the collaborative product, we would owe I-Mab a one-time upfront payment of $25.0 million, development and regulatory based milestone payments totaling up to $125.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the high single digits on annual net sales; (iii) if after completion of P1a study but before completion of Phase 2 proof of concept study for the collaborative product, we would owe I-Mab a one-time upfront payment of $50.0 million, development and regulatory based milestone payments totaling up to $250.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the low double digits on annual net sales; and (iv) if after completion of Phase 2 proof of concept study and before completion of pivotal study for the collaborative product, we would owe I-Mab a one-time upfront payment of $80.0 million, development and regulatory based milestone payments totaling up to $420.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the high-teens on annual net sales.

License Agreement with Ambrx, Inc.

In December 2017, we entered into a license agreement with Ambrx, for the development and commercialization of TRC105 in Greater China. The license granted Ambrx the exclusive rights to use, develop, manufacture and commercialize TRC105 products in all indications (excluding ophthalmology which are held by Santen) in Greater China.

In consideration of the rights granted to Ambrx under the agreement, we received a one-time upfront fee of $3.0 million. In February 2019, following discussions between us and Ambrx regarding Ambrx’s progress towards initiating a Phase 1 clinical trial of TRC105 in China, Ambrx notified us that it had elected to terminate the license agreement, resulting in all rights to TRC105 in Greater China reverting to us.

License Agreement with Janssen Pharmaceutica N.V.

In September 2016, we entered into a strategic licensing collaboration with Janssen for two novel oncology assets from Janssen’s early oncology development portfolio. The agreement, as amended, grants us the rights to develop TRC253 (formerly JNJ-63576253), a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR Mutant Program) and multiple AR mutant receptors which display drug resistance to approved treatments, which is intended for the treatment of men with prostate cancer, and TRC694 (formerly JNJ-6420694), a novel, potent, orally bioavailable inhibitor of NF-kB inducing kinase (the NIK Program and, together with the AR Mutant Program, the Programs), which is intended for the treatment of patients with hematologic malignancies, including myeloma. Following completion of the pre-clinical development of TRC694, we determined the compound did not warrant further development and in February 2019 we issued written notice to terminate the agreement with respect to the NIK Program and returned TRC694 and all rights thereto to Janssen.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country. As of December 31, 2018, $10.0 million of the development milestones have been achieved and received in accordance with the agreement.

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

Financial Operations Overview

Revenue

Our revenue to date has been derived from our March 2014 collaboration with Santen and our December 2017 collaboration with Ambrx. In February 2019, Ambrx notified us that it had elected to terminate the agreement, which will become effective 90 days after the notice.  The terms of these arrangements contain multiple promised goods and services.  The license agreements provide for the receipt of multiple types of payments, including a non-refundable upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance and drug product, reimbursement of certain development costs, milestone payments, and royalties on net product sales. In accordance with our revenue recognition policy, as more fully described below, we have identified one performance obligation for all the promised goods or services under the agreements and recognized revenue for the fixed or determinable collaboration consideration on a straight-line basis over the estimated development period for the Santen license, and at a point in time for the Ambrx license.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing of any future achievement of milestones, the timing of any additional collaboration agreements and recognition of associated upfront and milestone payments, such as from our license with Santen, whether and when Janssen reacquires rights to the AR Mutant Program, and the extent to which any of our products are approved and successfully commercialized by us or our partners. If we or our partners fail to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, our results of operations and our financial position could be adversely affected.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Third-party research and development expenses:
TRC105	$18,732	$10,684	$14,240
TRC253	3,573	1,494	266
TRC102	164	87	523
TRC694	1,401	355	144
TRC205	—	16	71
TJ004309	21	—	—
Total third-party research and development expenses	23,891	12,636	15,244
Unallocated expenses	6,569	6,719	6,322
Total research and development expenses	$30,460	$19,355	$21,566

 Unallocated expenses consist primarily of our internal personnel related and facility costs.

We expect our current level of research and development expenses to remain relatively constant for the foreseeable future as we continue development of TRC105, including our Phase 3 clinical trial in angiosarcoma, continue development activities for our licensed compound TRC253, including our Phase 1/2 clinical trial of TRC253 in castration-resistant prostate cancer, begin clinical development of TJ004309, and expand our manufacturing activities required for regulatory approval for TRC105.

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

Other Income (Expense)

Other expense primarily consists of interest related to our loan agreements with SVB offset in part by interest income from our short-term investments and cash equivalents.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes all existing revenue recognition requirements, which we adopted January 1, 2018, using the modified retrospective approach. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services.  We did not identify any accounting changes that impacted the amount of historically reported retained earnings, therefore no adjustment to retained earnings was required upon adoption.

To date, substantially all of our revenue has been derived from our license agreements with Santen and Ambrx as described in Note 7 to the consolidated financial statements. The terms of these arrangements include payments to us for the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services we may provide through our contract manufacturers; and royalties on net sales of licensed products.  In accordance with ASU 2014-09, we perform the following five steps in determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of these agreements: (i) identification of the contract(s) with a customer; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we satisfy each performance obligation.  We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. Once a contract is determined to be within the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers, at contract inception, we assess the goods or services promised within the contract to determine those that are performance obligations and assess whether each promised good is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

As part of the accounting for these arrangements, we develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success.

Licenses of intellectual property:  If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments:  At the inception of each arrangement that includes development, commercialization, and regulatory milestone payments, we evaluate whether the achievement of the milestones is considered probable and estimate the amount to be included in the transaction price using the most likely amount method. Performance milestone payments represent a form of variable consideration. If it is probable that a significant revenue reversal would not occur, the associated milestone payment is included in the transaction price.  Achievement of milestones that are not within our control or the licensee, such as regulatory approvals, are not considered probable until the approvals are achieved. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied.  At the end of each subsequent reporting period, we re-evaluate the probability of achieving such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Manufacturing Supply Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations at the outset of the arrangement.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our out-licensing arrangements.

We receive payments from our collaborators based on billing schedules established in each contract. Up-front payments and fees may require deferral of revenue recognition to a future period until we perform our obligations under the collaboration arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

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

Our objective is to reflect the appropriate trial expenses in our financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, we adjust the clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical accruals are dependent upon accurate reporting by CROs or other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three years in the period ended December 31, 2018, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option and award grants recognized as expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of actual forfeitures. We estimate the fair value of stock option grants using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the risk-free interest rate, the expected dividend yield of our common stock, the expected volatility of the price of our common stock and the expected term of the option. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our employee stock options granted for all periods presented.

The following table summarizes the stock-based compensation expense recognized in our consolidated financial statements:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Research and development	$1,462	$1,482	$1,090
General and administrative	1,205	1,712	1,993
Total stock-based compensation expense	$2,667	$3,194	$3,083

As of December 31, 2018, the unrecognized stock-based compensation expense related to outstanding stock options and awards was $3.0 million and is expected to be recognized as expense over a weighted-average period of approximately 2.6 years.

Other Company Information

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2018, we had federal and California net operating loss, or NOL, carryforwards, of approximately $114.6 million and $117.8 million, respectively. The federal and California NOL carryforwards will begin expiring in 2030, unless previously utilized. The federal NOL generated in 2018 of $31.3 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. At December 31, 2018, we had federal and California research and development and Orphan Drug credit carryforwards of approximately $9.2 million and $2.0 million, respectively. The federal research and development and Orphan Drug credit carryforwards will begin expiring in 2031, unless previously utilized. The California research and development credit carryforwards do not expire.

Pursuant to Sections 382 and 383 of the Code, our annual use of our NOL and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. We completed a Section 382/383 analysis regarding the limitation of our NOL and research and development credit carryforwards as of December 31, 2018 and did not identify a cumulative change in ownership of more than 50% within the proceeding three-year period. Future ownership changes may limit our ability to utilize our remaining NOL and research and development tax credit carryforwards. As of December 31, 2018, we had a full valuation allowance against our deferred tax assets.

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

We are relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (which is fiscal year 2020), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new accounting standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard must be adopted using the modified retrospective approach and is effective for public entities for annual reporting periods beginning after December 15, 2018 with early adoption permitted. We do not expect the adoption of ASU 2016-02 to have a material impact on our consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Accounting Standards Codification 718, Compensation-Stock Compensation, to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The new accounting standard is effective for public entities for annual reporting periods beginning after December 15, 2018 with early adoption permitted. We do not expect the adoption of ASU 2018-07 to have a material impact on our consolidated financial statements and related disclosures.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$3,000	$8,755	$(5,755)
Research and development expenses	30,460	19,355	11,105
General and administrative expenses	7,280	7,610	(330)
Other expense, net	219	893	(674)

Collaboration revenue. Collaboration revenue was $3.0 million and $8.8 million for the years ended December 31, 2018 and 2017, respectively. The decrease of $5.8 million was due to the $3.0 million non-refundable upfront payment received in connection with the Ambrx agreement recorded as revenue in the year ended December 31, 2018, compared to $8.8 million recognized under the Santen license agreement in the year ended December 31, 2017.

Research and development expenses.  Research and development expenses were $30.5 million and $19.4 million for the years ended December 31, 2018 and 2017, respectively. The increase of $11.1 million was primarily due to increased drug manufacturing expenses and direct clinical trial expenses for TRC105 and TRC253.

General and administrative expenses.  General and administrative expenses were $7.3 million and $7.6 million for the years ended December 31, 2018 and 2017, respectively.

Other expense, net. Other expense was $0.2 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively. The decrease in other expense was primarily due to additional interest income earned related to a higher short-term investments balance.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016	Change
	(in thousands)
Collaboration revenue	$8,755	$3,449	$5,306
Research and development expenses	19,355	21,566	(2,211)
General and administrative expenses	7,610	7,859	(249)
Other expense, net	893	1,032	(139)

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

Other expense, net.  Other expense was $0.9 million and $1.0 million for the years ended December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2018, we had an accumulated deficit of $139.7 million, and we expect to continue to incur net losses for the foreseeable future. We expect that our research and development expenses will remain relatively constant and because we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

On February 4, 2015, we completed our initial public offering and a concurrent private placement of our common stock, which resulted in net proceeds to us of approximately $35.0 million. In September 2016, we sold shares of our common stock in a private placement for net proceeds of approximately $5.0 million and in November 2016, we completed an underwritten public offering which resulted in net proceeds of approximately $16.1 million. In March 2017, we sold shares of our common stock to Aspire Capital Fund, LLC (Aspire) for net proceeds of approximately $0.9 million, and throughout 2017, we sold shares through our previous At-the-market (ATM) facility with Stifel, Nicolaus & Company, Incorporated (Stifel) for net proceeds of approximately $3.4 million. In

March and April 2018, we sold shares of our common stock and common warrants in a private placement for net proceeds of approximately $36.5 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements into early 2020. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

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

Private Placement of Common Shares and Warrants

In March 2018, we entered into a securities purchase agreement with new and certain existing investors for the purchase of $38.7 million of our common stock and warrants. We sold approximately 11.9 million shares of common stock at a purchase price of $2.70 per share, pre-funded warrants to purchase approximately 1.8 million shares of common stock at a purchase price of $2.69 per share and an exercise price of $0.01 per share, and warrants to purchase approximately 13.7 million shares of common stock at a purchase price of $0.125 per share and an exercise price of $2.70 per share. We received total gross proceeds of $38.7 million.

Common Stock Purchase Agreement with Aspire Capital Fund, LLC

In March 2017, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations of the Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of our common stock. Upon execution of the Purchase Agreement, we sold to Aspire Capital 222,222 shares of common stock at $4.50 per share for proceeds of $1.0 million and Aspire Capital is committed to purchase up to $20.0 million of additional shares of our common stock at our request from time to time during a 30 month period that began on May 1, 2017 and at prices based on the market price of our common stock at the time of each sale, subject to certain conditions. In consideration for entering into the Purchase Agreement and concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 195,726 shares of our common stock. As of December 31, 2018, we had issued 417,948 shares of common stock to Aspire Capital under the Purchase Agreement for net proceeds of approximately $0.9 million after offering expenses.

ATM Facility

In September 2018, we entered into a Sales Agreement with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $11.6 million of shares of our common stock through JonesTrading, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement. As of December 31, 2018, we had not sold any shares of common stock through the Sales Agreement with JonesTrading and $11.6 million of common stock remained available for sale under the Sales Agreement.

In September 2018, we terminated a similar at-the-market sales agreement we had entered into with Stifel, Nicolaus & Company, Incorporated in February 2016. We had sold approximately 1,037,000 shares of common stock for aggregate proceeds of approximately $3.5 million under the Stifel agreement prior to it being terminated.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(30,783)	$(13,243)	$(27,150)
Investing activities	(8,869)	3,674	2,073
Financing activities	35,321	3,326	19,414
Decrease in cash and cash equivalents	$(4,331)	$(6,243)	$(5,663)

Operating activities.  Net cash used in operating activities was $30.8 million, $13.2 million, and $27.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and was primarily due to our net loss for the respective year, adjusted for noncash items and offset by changes in our working capital.

Investing activities.  Net cash used in investing activities was $8.9 million for the year ended December 31, 2018 and was related to purchases of short-term investments, partially offset by proceeds from investments. Net cash provided by investing activities was $3.7 million and $2.1 million for the years ended December 31, 2017 and 2016, respectively, and was related to proceeds from the maturities of short-term investments, offset by the purchases of investments.

 Financing activities.  Net cash provided by financing activities was $35.3 million for the year ended December 31, 2018 and primarily resulted from $36.5 million in net proceeds received from the issuance of common stock and warrants, offset by $1.3 million in net repayments on borrowings under our SVB loan agreement. Net cash provided by financing activities was $3.3 million for the year ended December 31, 2017 and resulted from net proceeds received totaling $4.1 million from sales of shares of common stock to Aspire Capital and through our ATM facility, partially offset by repayments of our loan under our credit facility with SVB.  Net cash provided by financing activities was $19.4 million for the year ended December 31, 2016 and resulted from net proceeds received totaling $16.1 million from our follow-on public offering, net proceeds of $5.0 million received from a private placement of our common stock in connection with our license agreements with Janssen, partially offset by repayments of our loan under our credit facility with SVB.

Funding Requirements

At December 31, 2018, we had cash, cash equivalents and short-term investments totaling $39.1 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements into early 2020, presuming our payment obligations under the 2018 Amended SVB Loan continue to follow the contractual maturity schedule. We will need additional funding to complete the development and commercialization of our product candidates, specifically our lead product candidate, TRC105, including to complete our ongoing Phase 3 trial in angiosarcoma. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. These uncertainties raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that the accompanying financial statements were issued.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our planned clinical trials;
•	the ability and willingness of our collaboration partners and licensees to continue clinical development of our product candidates;
•	our ability to enter into and maintain our collaborations, including our collaborations with Santen and Janssen;
•	our ability to achieve, and our obligations to make, milestone payments under our collaboration and license agreements;
•	the costs and timing of procuring supplies of our product candidates for clinical trials and regulatory submissions;
•	the scope, progress, results and costs of preclinical development, and clinical trials of our other product candidates;
•	whether and when Janssen reacquires the rights to the AR Mutant Program;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the revenue, if any, received from commercial sales of our product candidates for which we or any of our partners, including Santen or I-Mab, may receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2018:

		Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Long-term debt obligations, including interest and final payment (1)	$8,425	$2,012	$6,413	$—	$—
Operating lease obligations (2)	1,482	423	903	156	—
Purchase obligations (3)	1,424	1,424	—	—	—
Total	$11,331	$3,859	$7,316	$156	$-

(1)	We will make principal and interest payments to SVB in accordance with the required payment schedule.
(2)	Our operating lease obligations relate to our corporate headquarters in San Diego, California. We lease 10,458 square feet of office space under an operating lease that expires in April 2022.
(3)

The purchase obligations are primarily comprised of our non-cancellable purchase commitments under our 2008 master services agreement with Lonza Sales AG (Lonza) and our manufacturing agreement with Lonza Biologics Tuas Pte Ltd (Lonza Biologics), and amounts include estimates based on forecasts which may differ from actual amounts we pay.

Under our long-term manufacturing agreement with Lonza Biologics executed in February 2017, we are required to purchase certain batches of TRC105 prior to regulatory approval with a total estimated cost of approximately $16.6 million at December 31, 2018. Following regulatory approval, we will be required to purchase a specified minimum number of batches annually with a total annual estimated cost of approximately $26.1 million. If we cancel any purchase orders, we may be obligated to pay certain cancellation fees. In addition, we may be obligated to pay a milestone fee to Lonza Biologics related to the approval or qualifying response upon the earlier of the first approval of TRC105 by the U.S Food and Drug Administration (FDA) or European Medicines Agency (EMA) or the Company’s receipt of a complete response letter or non-approvability letter (or equivalent communication) indicating that the rejection of the marketing application was not due to a deficiency in Lonza’s facility, the manufacturing process or services performed by Lonza. At December 31, 2018, the Company had non-cancelable purchase obligations totaling $1.4 million under this agreement.

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

In addition, under each of our license agreements we may have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. We do not have any significant ongoing annual payment obligations under these license agreements. As of December 31, 2018, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above. These commitments include the following:

•

Under our license agreement with Health Research Inc. and Roswell Park Cancer Institute, referred to collectively as RPCI, we may be required to pay up to an aggregate of approximately $6.4 million ($1.4 million of which has been paid) upon the achievement of certain milestones for products utilizing certain intellectual property licensed from RPCI, or the RPCI Technology, including TRC105, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. We may also be required to pay up to an aggregate of approximately $6.4 million upon the achievement of certain milestones for products utilizing a patent owned by us covering humanized endoglin antibodies, including TRC205, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. Upon commercialization, we will be required to pay RPCI mid-single-digit royalties based on net sales of products utilizing the RPCI Technology in each calendar quarter, subject to adjustments in certain circumstances. In addition, we will be required to pay RPCI low single-digit royalties based on net sales in each calendar quarter of products utilizing our patent covering humanized endoglin antibodies. Our royalty obligations continue until the expiration of the last valid claim in a patent subject to the agreement, which we expect to occur in 2029, based on the patents currently subject to the agreement.

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

•

Under our license agreement with Janssen for TRC253, as amended, we may be required to pay up to an aggregate of $45.0 million in milestone payments, of which $15.0 million relates to the initiation of certain development activities and $30.0 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals. If TRC253 is successfully commercialized, we will be required to pay Janssen a low single-digit royalty on net sales, subject to reductions in certain circumstances.

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

Interest Rate Risk

At December 31, 2018, our cash, cash equivalents and short-term investments consist of cash, money market funds and U.S. Treasury securities. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes and we believe that our exposure to interest rate risk is not significant as the majority of our investments are short-term in duration and due to the low risk profile of our investments, a 1% change in interest rates would not have a material impact on the total market value of our portfolio. Our long-term debt bears interest at a fixed rate.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

TRACON Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TRACON Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

February 28, 2019

TRACON Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$25,136	$29,467
Short-term investments	13,968	4,999
Prepaid and other assets	1,499	1,591
Total current assets	40,603	36,057
Property and equipment, net	45	73
Total assets	$40,648	$36,130
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,947	$6,800
Accrued compensation and related expenses	1,464	1,494
Current portion of deferred revenue	—	667
Long-term debt, current portion	1,084	2,837
Total current liabilities	13,495	11,798
Deferred revenue	—	2,333
Other long-term liabilities	368	409
Long-term debt, less current portion	5,343	4,603
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at December 31, 2018 and December 31, 2017; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 at December 31, 2018 and December 31, 2017; issued and outstanding shares — 29,871,327 and 17,711,928 at December 31, 2018 and December 31, 2017, respectively	30	18
Additional paid-in capital	161,072	121,670
Accumulated deficit	(139,660)	(104,701)
Total stockholders’ equity	21,442	16,987
Total liabilities and stockholders’ equity	$40,648	$36,130

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016
Collaboration revenue	$3,000	$8,755	$3,449
Operating expenses:
Research and development	30,460	19,355	21,566
General and administrative	7,280	7,610	7,859
Total operating expenses	37,740	26,965	29,425
Loss from operations	(34,740)	(18,210)	(25,976)
Other income (expense):
Interest expense, net	(231)	(886)	(1,119)
Other income (expense), net	12	(7)	87
Total other expense	(219)	(893)	(1,032)
Net loss	(34,959)	(19,103)	(27,008)

Net loss per share, basic and diluted	$(1.30)	$(1.14)	$(2.13)
Weighted-average shares outstanding, basic and diluted	26,945,705	16,806,094	12,677,910

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015	12,175,942	12	89,556	(58,590)	30,978
Issuance of common stock under equity plans	37,672	—	178	—	178
Stock-based compensation expense	—	—	3,083	—	3,083
Vested shares related to repurchase liability	—	—	13	—	13
Issuance of common stock in a public offering, net of offering costs	3,018,750	3	16,110	—	16,113
Other issuances of common stock, net	840,022	1	4,955	—	4,956
Issuance of common stock in exchange for services	12,335	—	23	—	23
Net loss	—	—	—	(27,008)	(27,008)
Balance at December 31, 2016	16,084,721	16	113,918	(85,598)	28,336
Issuance of common stock under equity plans	172,120	—	35	—	35
Stock-based compensation expense	—	—	3,194	—	3,194
Vested shares related to repurchase liability	—	—	14	—	14
Other issuances of common stock, net of offering costs	1,455,087	2	4,306	—	4,308
Issuance of common stock in exchange for services	—	—	29	—	29
Issuance of common stock warrants in connection with debt financing	—	—	174	—	174
Net loss	—	—	—	(19,103)	(19,103)
Balance at December 31, 2017	17,711,928	18	121,670	(104,701)	16,987
Issuance of common stock under equity plans	228,874	—	185	—	185
Stock-based compensation expense	—	—	2,667	—	2,667
Vested shares related to repurchase liability	—	—	8	—	8
Issuances of common stock and warrants, net of offering costs	11,930,525	12	36,444	—	36,456
Issuance of common stock warrants in connection with debt financing	—	—	98	—	98
Net loss	—	—	—	(34,959)	(34,959)
Balance at December 31, 2018	29,871,327	$30	$161,072	$(139,660)	$21,442

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(34,959)	$(19,103)	$(27,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,667	3,194	3,083
Common stock issued for services	—	29	23
Depreciation and amortization	28	48	94
Amortization of debt discount	94	117	100
Amortization of premium/discount on short-term investments	(100)	(9)	3
Noncash interest	272	354	522
Deferred rent	11	60	(53)
Deferred revenue	(3,000)	1,741	(2,094)
Changes in assets and liabilities:
Prepaid expenses and other assets	92	(356)	(42)
Accounts payable and accrued expenses	4,142	776	(2,203)
Accrued compensation and related expenses	(30)	(94)	425
Net cash used in operating activities	(30,783)	(13,243)	(27,150)
Cash flows from investing activities
Purchase of property and equipment	—	(39)	(3)
Purchases of available-for-sale short-term investments	(32,869)	(13,992)	(17,506)
Proceeds from the maturity of available-for-sale short-term investments	24,000	17,705	19,582
Net cash (used in) provided by investing activities	(8,869)	3,674	2,073
Cash flows from financing activities
Proceeds from long-term debt	7,000	8,000	—
Repayment of long-term debt	(8,320)	(8,850)	(2,000)
Proceeds from sale of common stock and warrants, net of offering costs	36,456	4,141	21,236
Proceeds from issuance of common stock under equity plans	263	172	178
Payment of tax withholdings related to net share settlements of vested restricted stock awards	(78)	(137)	—
Net cash provided by financing activities	35,321	3,326	19,414
Decrease in cash and cash equivalents	(4,331)	(6,243)	(5,663)
Cash and cash equivalents at beginning of period	29,467	35,710	41,373
Cash and cash equivalents at end of period	$25,136	$29,467	$35,710
Supplemental disclosure of cash flow information
Interest paid	$642	$664	$622
Supplemental schedule of noncash investing and financing activities
Issuance of common stock warrants in connection with long-term debt	$98	$174	$—
Issuance of common stock in connection with common stock purchase agreement	$—	$793	$—

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

TRACON Pharmaceuticals, Inc. (formerly Lexington Pharmaceuticals, Inc.) (TRACON or the Company) was incorporated in the state of Delaware on October 28, 2004. TRACON is a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer and, through its license to Santen Pharmaceutical Co. Ltd. (Santen), wet age-related macular degeneration, or wet AMD. The Company’s lead product candidate is an antibody that binds to the endoglin receptor, which is essential to angiogenesis (the process of new blood vessel formation). The Company’s product development platform, which emphasizes capital efficiency, also provides to ex-U.S. companies a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise and U.S. commercialization expertise.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TRACON Pharma Limited, which was formed in September 2015 and is currently inactive. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

As of December 31, 2018, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of December 31, 2018, the Company had an accumulated deficit of $139.7 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At December 31, 2018, the Company had cash, cash equivalents, and short-term investments of $39.1 million. Based on the Company’s current business plan, management believes that there is substantial doubt as to whether existing cash, cash equivalents, and short-term investments will be sufficient to meet its obligations as they become due within one year from the date the financial statements are issued. The Company’s ability to execute its operating plan through 2020 and beyond depends on its ability to obtain additional funding through equity offerings, debt financings, or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through cash, cash equivalents, and investments on hand, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements, including equity financing through the common stock purchase agreement the Company entered into with Aspire Capital Fund, LLC in March 2017 for the purchase of up to $21.0 million of the Company’s common stock over a 30 month period and/or the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading Institutional Services LLC (JonesTrading) in September 2018, pursuant to which the Company could sell, at its option, up to an aggregate of $11.6 million of the Company’s common stock, all of which remains available for sale. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. The most significant estimates in the Company’s financial statements relate to revenue recognition, expenses incurred for clinical trials, and the valuation of equity awards. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less at the date of purchase. The carrying amounts approximate fair value due to the short maturities of these investments. Cash and cash equivalents include cash in readily available checking and money market funds.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes all existing revenue recognition requirements, using the modified retrospective approach. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 was applied to all contracts on January 1, 2018, the date of adoption. The Company did not identify any accounting changes that impacted the amount of historically reported retained earnings and therefore no adjustment to retained earnings was required upon adoption. The following is the total revenue that would have been recorded in the year ended December 31, 2018 under the superseded revenue recognition guidance, Accounting Standards Codification 605, Revenue Recognition (ASC 605), had ASU 2014-09 not been adopted (in thousands):

	For the Year Ended December 31, 2018
	As Reported	Amount under ASC 605	Effect of Change
Statement of Operations
Revenue	$3,000	$667	$2,333

To date, substantially all of the Company’s revenue has been derived from its license agreements with Santen and Ambrx, Inc. (Ambrx) as described in Note 7. The terms of these arrangements include payments to the Company for the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products.  In accordance with ASU 2014-09, the Company performs the following five steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of these agreements: (i) identification of the contract(s) with a customer; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation.  The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer. Once a contract is determined to be within the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers, at contract inception, the Company assesses the goods or services promised within the contract to determine those that are performance obligations and assesses whether each promised good is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

As part of the accounting for these arrangements, the Company develops assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success.

Licenses of intellectual property:  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promised goods or services, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments:  At the inception of each arrangement that includes development, commercialization, and regulatory milestone payments, the Company evaluates whether the achievement of the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method.  Performance milestone payments represent a form of variable consideration. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price.  Achievement of milestones that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable until the approvals are achieved. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis and the Company recognizes revenue as or when the performance obligations under the contract are satisfied.  At the end of each subsequent reporting period, the Company re-evaluates the probability of achieving such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Manufacturing Supply Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations at the outset of the arrangement.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its out-licensing arrangements.

The Company receives payments from its collaborators based on billing schedules established in each contract. Up-front and other payments may require deferral of revenue recognition to a future period until the Company performs its obligations under its collaboration arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites, CROs, and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three years ended December 31, 2018, 2017 and 2016, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Research and Development Costs

Research and development costs, including license fees, are expensed as incurred.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option grants, employee restricted stock unit grants (RSUs), and employee stock purchase plan (ESPP) rights recognized as expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of stock option grants and ESPP rights using the Black-Scholes option pricing model. The fair value of RSUs is based on the stock price on the date of grant. Equity award forfeitures are recorded as they occur.

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

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31,
	2018	2017	2016
Warrants to purchase common stock	15,619,113	103,865	57,173
Common stock options and restricted stock units	3,007,804	2,516,246	2,023,478
ESPP shares	12,753	3,653	2,857
	18,639,670	2,623,764	2,083,508

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes all existing revenue recognition requirements, using the modified retrospective approach. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2017. The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective approach and did not identify any accounting changes that impacted the amount of historically reported retained earnings, and therefore no adjustment to retained earnings was required upon adoption.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new accounting standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard must be adopted using the modified retrospective approach and is effective for public entities for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company does not expect the adoption of ASU 2016-02 to have a material impact on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Accounting Standards Codification 718, Compensation-Stock Compensation, to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The new accounting standard is effective for public entities for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements and related disclosures.

2. Short-Term Investments, Cash Equivalents and Fair Value Measurements

At December 31, 2018, short-term investments consisted of U.S. treasury securities. The Company classifies all investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

Realized gains and losses from the sale of short-term investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of operations. Realized and unrealized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations. At December 31, 2018, the remaining contractual maturities of all available-for-sale investments were less than one year.

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

Cash equivalents, which are classified as equity securities, and short-term investments, which are classified as available-for-sale securities, consisted of the following (in thousands):

	December 31, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$5,832	$—	$—	$5,832
U.S. treasury securities	13,968	—	—	13,968
	$19,800	$—	$—	$19,800
Classified as:
Cash equivalents				$5,832
Short-term investments				13,968
Total cash equivalents and short-term investments				$19,800
	December 31, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$5,488	$—	$—	$5,488
U.S. treasury securities	4,999	—	—	4,999
	$10,487	$—	$—	$10,487
Classified as:
Cash equivalents				$5,488
Short-term investments				4,999
Total cash equivalents and short-term investments				$10,487

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2018
Money market funds and U.S. treasury securities, included in cash equivalents and short-term investments	$19,800	$—	$19,800	$—
At December 31, 2017
Money market funds and U.S. treasury securities, included in cash equivalents and short-term investments	$10,487	$—	$10,487	$—

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Computer and office equipment	$133	$133
Furniture and fixtures	19	19
Leasehold improvements	21	21
	173	173
Less accumulated depreciation and amortization	(128)	(100)
	$45	$73

Depreciation expense related to property and equipment totaled approximately $28,000, $48,000 and $94,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

4. Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	December 31,
	2018	2017
Long-term debt	$7,000	$8,000
Less debt discount, net of current portion	(257)	(197)
Long-term debt, net of debt discount	6,743	7,803
Less current portion of long-term debt	(1,400)	(3,200)
Long-term debt, net of current portion	$5,343	$4,603
Current portion of long-term debt	$1,400	$3,200
Current portion of debt discount	(316)	(363)
Current portion of long-term debt, net	$1,084	$2,837

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

The 2018 Amended SVB Loan is collateralized by substantially all of the Company’s assets, other than the Company’s intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the 2018 Amended SVB Loan. As of December 31, 2018, the Company is in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

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

At December 31, 2018, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
May 13, 2022	18,415	$10.86
November 14, 2023 through June 4, 2024	38,758	$7.74
January 25, 2024	46,692	$5.14
May 25, 2025	53,639	$2.61
	157,504

Future minimum principal and interest payments under the 2018 Amended SVB Loan including the final payment, as of December 31, 2018 are as follows (in thousands):

2019	$2,012
2020	3,195
2021	3,218
8,425
Less interest and final payment	(1,425)
Long-term debt	$7,000

5. Commitments and Contingencies

Lonza Biologics Tuas Pte Ltd (Lonza)

On February 22, 2017, the Company entered into a long-term manufacturing agreement, or the Manufacturing Agreement, with Lonza for the long term manufacture and supply of registration and commercial batches of TRC105, the Company’s lead drug product candidate. Under the Manufacturing Agreement, Lonza has agreed to manufacture TRC105 pursuant to purchase orders and in accordance with the manufacturing specifications agreed upon between the Company and Lonza. The Company is required to purchase certain batches of TRC105 prior to regulatory approval with a total estimated cost of approximately $16.6 million at December 31, 2018. Following regulatory approval, the Company will be required to purchase a specified minimum number of batches annually with a total annual estimated cost of approximately $26.1 million at December 31, 2018. If the Company cancels any purchase orders, the Company may be obligated to pay certain cancellation fees. In addition, the Company will be obligated to pay a milestone fee to Lonza upon the earlier of the first approval of TRC105 by the U.S Food and Drug Administration (FDA) or European Medicines Agency (EMA) or the Company’s receipt of a complete response letter or non-approvability letter (or equivalent communication) indicating that the rejection of the marketing application was not due to a deficiency in Lonza’s facility, the manufacturing process or services performed by Lonza. At December 31, 2018, the Company had non-cancelable purchase obligations totaling $1.4 million under this agreement.

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

Facility Lease

The Company leases its office space under a non‑cancelable operating lease that expires in April 2022 that may be extended for an additional term of 60 months. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Rent expense for each of the years ended December 31, 2018, 2017 and 2016 was $0.4 million, $0.4 million and $0.4 million, respectively.

Under the terms of the lease agreement, the Company provided the lessor with an irrevocable letter of credit in the amount of $175,000. The lessor is entitled to draw on the letter of credit in the event of any default by the Company under the terms of the lease.

Future minimum payments under the non‑cancelable operating lease as of December 31, 2018 were as follows (in thousands):

2019	$423
2020	442
2021	461
2022	156
$1,482

 License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At December 31, 2018, potential future milestone payments under these agreements, including future milestone payments associated with TRC253 acquired from Janssen Pharmaceutica N.V. (Janssen) should they not exercise their option to regain their rights to certain assets as discussed in Note 7, totaled an aggregate of approximately $66.0 million.

6. Stockholders’ Equity (Deficit)

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

In March 2017, the Company entered into a Common Stock Purchase Agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of the Company’s common stock. Under the terms of the Purchase Agreement, the Company sold 222,222 shares of the Company’s common stock to Aspire Capital at $4.50 per share for net proceeds of approximately $0.9 million upon execution of the Purchase Agreement and Aspire Capital is committed to purchase up to $20.0 million of additional shares of its common stock solely at the Company’s request from time to time during a 30 month period that began on May 1, 2017 and at prices based on the market price at the time of each sale, subject to certain conditions. In consideration for entering into the Purchase Agreement and concurrently with the execution of the Purchase Agreement, the Company issued 195,726 shares of its common stock to Aspire Capital, the fair value of which was recorded as offering costs in connection with the transaction.

At-The-Market Issuance Sales Agreement

In September 2018, the Company entered into the Sales Agreement with JonesTrading, pursuant to which it could sell from time to time, at its option, up to an aggregate of $11.6 million of the Company’s shares of its common stock through JonesTrading, as sales agent.  The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement. During the year ended December 31, 2018, the Company sold no shares of common stock through the Sales Agreement with JonesTrading and $11.6 million of common stock remains available for sale under the Sales Agreement.

In September 2018, the Company terminated its At-the-Market Equity Offering Sales Agreement (Stifel Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel). The Company had sold an aggregate of approximately $3.5 million of common stock through Stifel pursuant to the Stifel Sales Agreement prior to termination.

Common Stock Warrants

As of December 31, 2018, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
May 13, 2022	18,415	$10.86
November 14, 2023 through June 4, 2024	38,758	7.74
January 25, 2024	46,692	5.14
March 27, 2024	13,696,067	2.70
March 27, 2025	1,765,542	0.01
May 3, 2025	53,639	2.61
	15,619,113

During the year ended December 31, 2018, no warrants were exercised.

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

Restricted Stock Units

In 2016, the Company issued RSUs to employees and members of the Board of Directors under the 2015 Equity Incentive Plan. The total grant-date fair value of RSUs that vested during the years ended December 31, 2018 and 2017 was $0.5 million and $0.8 million, respectively. The aggregate intrinsic value of outstanding RSUs at December 31, 2018 was $0.1 million and is based on the Company’s closing market price per share on December 31, 2018 of $0.63. As of December 31, 2018, there was approximately $0.4 million of unrecognized compensation costs related to outstanding RSUs, which is expected to be recognized over a weighted average remaining period of 1.1 years.

Restricted stock unit activity under the 2015 Plan is summarized as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2017	192,964	$7.92
Granted	-	-
Vested	(64,323)	7.92
Forfeited	(36,025)	7.92
Outstanding at December 31, 2018	92,616	$7.92

Stock Options

Stock option activity under all Plans is summarized as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2017	2,323,282	$6.88
Granted	1,174,327	2.36
Exercised	(136,720)	1.23
Forfeited	(445,701)	7.19
Balance at December 31, 2018	2,915,188	$5.28

Information about the Company’s outstanding stock options as of December 31, 2018 is as follows (in thousands, except share and per share data and contractual term):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding	2,915,188	$5.28	7.34	$-
Options vested and expected to vest	2,915,188	$5.28	7.34	$-
Options exercisable	1,562,538	$7.07	5.94	$-

The weighted-average grant date fair value per share of employee option grants during the years ended December 31, 2018, 2017 and 2016 was $1.67, $3.45 and $6.68, respectively. The aggregate intrinsic value used in the above table of options at December 31, 2018 is based on the Company’s closing market price per common share on December 31, 2018 of $0.63. The Company received approximately $0.2 million, $44,900 and $6,500 in proceeds from the exercise of stock options during the years ended December 31, 2018, 2017 and 2016, respectively. The total intrinsic value of options exercised was approximately $0.2 million, $0.2 million and $78,000 during the years ended December 31, 2018, 2017 and 2016, respectively. The total grant-date fair value of options that vested during the years ended December 31, 2018, 2017 and 2016 was $2.6 million, $1.9 million and $3.4 million, respectively.

Employee Stock Purchase Plan (ESPP)

On January 1, 2015, the Company’s board of directors adopted the ESPP, which became effective upon the pricing of the Company’s initial public offering on January 29, 2015. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Initially, a total of 183,462 shares of common stock was reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2016 fiscal year, by an amount equal to the lessor of: (i) 366,925 shares; (ii) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; or (iii) such other amount as the Company’s board of directors may determine. Stock compensation expense for the years ended December 31, 2018 and 2017 related to the ESPP was immaterial.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.8%	2.1%	1.6%
Expected volatility	79.6%	83.0%	80.0%
Expected term (in years)	6.2	6.2	6.3
Expected dividend yield	—%	—%	—%

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

The allocation of stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Research and development	$1,462	$1,482	$1,090
General and administrative	1,205	1,712	1,993
	$2,667	$3,194	$3,083

 As of December 31, 2018 and 2017, the unrecognized compensation cost related to outstanding time-based options was $2.6 million and $3.7 million, respectively, and is expected to be recognized as expense over approximately 2.6 years and 2.1 years, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

	December 31,
	2018	2017
Common stock warrants	15,619,113	103,865
Common stock options and restricted stock units granted and outstanding	3,007,804	2,516,246
Awards available under the 2015 Plan	814,753	772,573
Shares available under the Employee Stock Purchase Plan	501,351	378,367
	19,943,021	3,771,051

7. Collaborations

I-Mab

In November 2018, the Company and I-Mab Biopharma (I-Mab) entered into separate strategic collaboration and clinical trial agreements (the Collaboration Agreements) for the development of programs for multiple immuno-oncology product candidates, including I-Mab’s proprietary CD73 antibody TJ004309 (the TJ004309 Agreement) as well as up to five proprietary bispecific antibodies currently under development by I-Mab (the Bispecific Agreement).

No consideration was exchanged in the Collaboration Agreements. Given the early preclinical stage of development of these assets as of the agreement date, no value was assigned to the Collaboration Agreements in the accompanying consolidated balance sheet.

TJ004309 Agreement

Pursuant to the TJ004309 Agreement, the Company and I-Mab will collaborate on developing the TJ004309 antibody, with the Company bearing the costs of filing an IND and for Phase 1 clinical trials, with the parties sharing costs equally for Phase 2 clinical trials, and with the Company and I-Mab bearing 40% and 60%, respectively, of the costs for pivotal clinical trials. I-Mab will be responsible for the cost of certain non-clinical activities, the drug supply of TJ004309, and any reference drugs used in the clinical trials. Each of the parties also agreed for a specified period of time to not develop or license to or from a third party any monoclonal antibody targeting CD73 or any other biologic for certain indications that a joint steering committee (JSC), as set up under the TJ004309 Agreement, selects for TJ004309 development.

In the event that I-Mab out-licenses the rights to TJ004309 to a third party, the Company would be entitled to receive escalating portions of royalty and non-royalty consideration received by I-Mab with respect to certain territories outside of Greater China. In the event that I-Mab commercializes TJ004309, the Company would be entitled to receive a royalty percentage on net sales by I-Mab in North America ranging from the mid-single digits to low double digits, and in the EU and Japan in the mid-single digits.  The portions of certain third party royalty and non-royalty consideration and the royalty from net sales by I-Mab to which the Company would be entitled will escalate based on the phase of development and relevant clinical trial obligations the Company completes under the TJ004309 Agreement, ranging from a high-single digit to a mid-teen percentage of non-royalty consideration as well as a double digit percentage of royalty consideration.

The TJ004309 Agreement may be terminated by either party in the event of an uncured material breach by the other party, bankruptcy of the other party, or for safety reasons related to TJ004309.  I-Mab may also terminate the TJ004309Agreement if the Company causes certain delays in completing a Phase 1 clinical trial. In addition, I-Mab may terminate the TJ004309 Agreement for any reason within 90 days following the completion of the first Phase 1 clinical study, in which case the Company would be entitled to a minimum termination fee of $9.0 million, or following the completion of the first Phase 2 clinical study, in which case the Company would be entitled to a pre-specified termination fee of $15.0 million and either a low double-digit percentage of non-royalty consideration up to $35.0 million that I-Mab may receive as part of a license to a third party, or an additional payment of $35.0 million if TJ004309 is approved for marketing outside Greater China before a third party license is executed, in addition to a double digit percentage of royalty consideration.

Bispecific Agreement

Pursuant to the Bispecific Agreement, the Company and I-Mab may mutually select through a JSC up to five of I-Mab’s bispecific antibody product candidates within a five-year period for development and commercialization in North America.

For each product candidate selected by the JSC for development under the Bispecific Agreement, I-Mab will be responsible and bear the costs for IND-enabling studies and establishing manufacturing for the product candidate, while the Company will be responsible for and bear the costs of filing an IND and conducting Phase 1 and Phase 2 clinical studies, and the Company will be responsible for and will share equally with I-Mab in the costs of conducting Phase 3 or pivotal clinical studies, in each case within North America. Subject to I-Mab’s right to co-promote an approved product candidate, the Company will be responsible for commercializing any approved product candidates in North America and will share profits and losses equally with I-Mab in North America. The Company would also be entitled to tiered low single digit royalties on net sales of product candidates in the EU and Japan.

At any time prior to completing the first pivotal clinical study for a product candidate or if I-Mab ceases to support development costs or pay its portion of Phase 3 clinical study costs for a product candidate or the JSC decides to cease development over the Company’s objections after initiating Phase 3 clinical studies, the Company will have an option to obtain an exclusive license to such product candidate in all territories except Greater China and Korea, and any other territories in which I-Mab previously licensed rights to a third party subject to the Company’s right of first refusal for any licenses I-Mab may grant to third-parties.

If the Company exercises the option, it would assume sole responsibility for developing and commercializing the product candidate in the licensed territory, and in lieu of profit or loss sharing with I-Mab with respect to such product candidate, the Company would owe I-Mab pre-specified upfront and milestone payments and royalties on net sales, with the payments and royalties escalating depending on the phase of development the product candidate reached at the time the Company obtained the exclusive license: (i) if before IND-enabling studies and the preparation of the CMC activities of the collaborative product, the Company would owe I-Mab a one-time upfront payment of $10.0 million, development and regulatory based milestone payments totaling up to $90.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the mid-single digits on annual net sales; (ii) if after IND submission but before completion of a Phase 1a study of the collaborative product, the Company would owe I-Mab a one-time upfront payment of $25.0 million, development and regulatory based milestone payments totaling up to $125.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the high single digits on annual net sales; (iii) if after completion of a Phase 1a study but before completion of Phase 2 proof of concept study for the collaborative product, the Company would owe I-Mab a one-time upfront payment of $50.0 million, development and regulatory based milestone payments totaling up to $250.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the low double digits on annual net sales; and (iv) if after completion of Phase 2 proof of concept study and before completion of pivotal study for the collaborative product, the Company would owe I-Mab a one-time upfront payment of $80.0 million, development and regulatory based milestone payments totaling up to $420.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the high-teen double digits on annual net sales.

Each party agreed that for a specified period of time, it would not develop or license to or from any third party any bispecific monoclonal antibody targeting the same two biological targets as those of any selected product candidates under the Bispecific Agreement.

If development of any selected product candidates is terminated by a decision of the JSC, all rights to the product candidate will revert to I-Mab, subject to the Company’s right to obtain an exclusive license in certain circumstances.  If development is terminated after submission of an IND and prior to initiating Phase 3 clinical studies or after initiating Phase 3 clinical studies and with the Company’s concurrence, the Company would be entitled to tiered low single digit royalties on net sales of the product candidate in North America, the EU, and Japan.

The Bispecific Agreement may be terminated by either party in the event of an uncured material breach by the other party, bankruptcy of the other party, or with respect to any selected product candidate, for safety reasons related to that product candidate.

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of December 31, 2018 and December 31, 2017, two development milestones had been received totaling $10.0 million.  If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay the Company tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse the Company for all royalties due by the Company under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of the Company’s patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

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

Upon the adoption of ASU 2014-09, the Company assessed this agreement and identified multiple promised goods and services, which include at inception: (1) a license to patents, information and know-how related to TRC105, (2) a technology transfer, and (3) a collaboration, including technical and regulatory support provided by the Company.  In addition, customer options were identified that include manufacturing and supply obligations and shared chemistry, manufacturing and controls (CMC) development activities. All performance obligations were satisfied by the year ended December 31, 2017, which completed the Company’s obligations.

Upon the adoption of ASC 2014-09 and as of December 31, 2018, the transaction price includes the $10.0 million upfront payment and the two development milestones received totaling $10.0 million, all of which had been fully recognized as revenue at December 31, 2017.  The remaining $62.5 million of potential development and regulatory milestone payments are not considered probable at December 31, 2018, and therefore no amounts have been included in the transaction price for these remaining milestones.  In addition, in accordance with ASU 2014-09, any consideration related to the commercialization and sales-based milestones (including royalties) will be recognized when the related sales occur and have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As of December 31, 2018, the Company had satisfied all of its performance obligations and recognized the full transaction price, and accordingly, no adjustment was required to retained earnings under the modified retrospective approach used upon the adoption of ASC 2014-09.  Revenue recognized related to this agreement totaled $0, $8.8 million, and $3.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Janssen

In September 2016,  the Company entered into a license and option agreement with Janssen (the License and Option Agreement) under which Janssen granted the Company a license to technology and intellectual property to develop, manufacture and commercialize two compounds: a small molecule inhibitor of androgen receptor and androgen receptor mutations (the AR Mutant Program or TRC253) which is intended for the treatment of men with prostate cancer, and an inhibitor of NF-kB inducing kinase (the NIK Program or TRC694). Following completion of the pre-clinical development of TRC694, the Company determined the compound did not warrant further development and, in February 2019, issued written notice to terminate the License and Option Agreement with respect to the NIK Program and returned TRC694 and all rights thereto to Janssen.

With respect to the AR Mutant Program, the License and Option Agreement, as amended, provides Janssen with an option, which is exercisable until 90 days after the Company demonstrates clinical proof of concept of TRC253, to regain the rights to the licensed intellectual property and to obtain an exclusive license to commercialize the compounds and certain other specified intellectual property developed under the AR Mutant Program. If Janssen exercises the option, Janssen will be obligated to pay the Company (i) a one-time option exercise fee of $45.0 million; (ii) regulatory and commercial based milestone payments totaling up to $137.5 million upon achievement of specified events; and (iii) royalties in the low single digits on annual net sales of AR Mutant Program products. If Janssen does not exercise the option, the Company would then have the right to retain worldwide development and commercialization rights to the AR Mutant Program, in which case, the Company would be obligated to pay to Janssen (x) development and regulatory based milestone payments totaling up to $45.0 million upon achievement of specified events, and (y) royalties in the low single digits based on annual net sales of AR Mutant Program products, subject to certain specified reductions.

No consideration was exchanged for these assets on the acquisition date. Given the early preclinical stage of development of these assets and the low likelihood of success of development through regulatory approval on the acquisition date, no value was assigned to these assets in the accompanying consolidated balance sheet.

The Company is obligated to use diligent efforts to develop the AR Mutant Program according to agreed upon development plans, timelines and budgets. For each program that the Company retains, the Company is further obligated to use commercially reasonable efforts to develop, obtain marketing approval for, and commercialize licensed products.  Until the expiration or earlier termination of the development term of the AR Mutant Program, under the License and Option Agreement, subject to specified exceptions, the Company has agreed not to research, develop or commercialize any compounds or products related to the AR Mutant Program, other than pursuant to the collaboration with Janssen.

The License and Option Agreement may be terminated for uncured breach, bankruptcy, or the failure or inability to demonstrate clinical proof of concept with respect to a particular program during specified timeframes.  In addition, the License and Option Agreement will automatically terminate with respect to the AR Mutant Program, upon Janssen exercising its option in respect of the AR Mutant Program and making payment of the option exercise fee to the Company or, if Janssen does not exercise the option, upon the expiration of all payment obligations of the Company to Janssen with respect of the AR Mutant Program. The Company may also terminate a program or the License and Option Agreement in its entirety without cause, subject to specified conditions.

Ambrx, Inc.

In December 2017, the Company entered into a license agreement with Ambrx for the development and commercialization of the Company’s endoglin antibodies, including TRC105, in Greater China. The license granted Ambrx the exclusive rights to use, develop, manufacture and commercialize the Company’s endoglin antibodies in all indications (excluding ophthalmology which are held by Santen) in Greater China.

In February 2019, following discussions between the Company and Ambrx regarding Ambrx’s progress towards initiating a Phase 1 clinical trial of TRC105 in China, Ambrx notified the Company that it had elected to terminate the license agreement, resulting in all rights to TRC105 in Greater China reverting to the Company. In consideration of the rights granted to Ambrx under the agreement, the Company received a one-time upfront fee of $3.0 million. In addition, the Company was eligible to receive up to a total of $140.5 million in milestone payments upon the achievement of certain milestones, of which $10.5 million related to the submission of certain regulatory filings and receipt of certain regulatory approvals and $130.0 million related to the achievement of specified levels of product sales. Ambrx was required to pay the Company tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances had TRC105 products been successfully commercialized in the territory.

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

Upon the adoption of ASU 2014-09 and as of December 31, 2018, the transaction price consisted solely of the $3.0 million upfront payment. The remaining $10.5 million of potential regulatory milestone payments are fully constrained as the achievement of the milestones is not considered probable, due to the termination of the agreement by Ambrx in February 2019. In addition, in accordance with ASU 2014-09, any consideration related to the sales-based milestones (including royalties) would have been recognized when the related sales occur and therefore, have also been excluded from the transaction price. The Company re-evaluated the transaction price in each reporting period during 2018 and no changes in transaction price were identified.

At December 31, 2017, the $3.0 million upfront payment had been received and was recorded as deferred revenue in the accompanying condensed consolidated balance sheet.  The license and know-how related to TRC105 was delivered to Ambrx in the first quarter of 2018, and accordingly, the $3.0 million was recognized as revenue. The Company recognized $3.0 million and $0 for the years ended December 31, 2018 and 2017, respectively.

8. Income Taxes

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is summarized as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Federal income taxes	$(7,341)	$(6,686)	$(9,453)
State income taxes, net of federal benefit	(2,340)	(1,404)	—
Permanent items	439	1,170	717
Uncertain tax positions	672	(1,158)	1,644
Research and development credits	(2,545)	(2,719)	(2,078)
California Net Operating Loss carryforwards	—	(2,208)	(1,054)
Rate change	629	—	(489)
Tax Cuts and Jobs Act	—	11,478	—
Other, net	—	(126)	5
Stock compensation	66	123	—
Change in valuation allowance	10,420	1,530	10,708
Provision for income taxes	$—	$—	$—

Significant components of the Company’s deferred tax assets are summarized as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$32,182	$23,198
Research and development credits and Orphan Drug Credit	8,280	6,518
Depreciation and amortization	281	414
Other, net	1,609	1,802
Total deferred tax assets	42,352	31,932
Valuation allowance	(42,352)	(31,932)
Net deferred tax assets	$—	$—

The Company has net deferred tax assets relating primarily to net operating loss (NOL) carryforwards, research and development and Orphan Drug tax credit carryforwards. Subject to certain limitations, the Company may use these deferred tax assets to offset taxable income in future periods. Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2018, 2017 and 2016 was $10.4 million, $1.5 million and $10.7 million, respectively.

At December 31, 2018, the Company had federal and California NOL carryforwards of approximately $114.6 million and $117.8 million, respectively. The federal and California NOL carryforwards will begin to expire in 2030, unless previously utilized. The federal NOL generated in 2018 of $31.3 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. At December 31, 2018, the Company also had federal and California research and development and Orphan Drug credit carryforwards of approximately $9.2 million and $2.0 million, respectively. The federal research and development and Orphan Drug credit carryforwards will begin expiring in 2031 unless previously utilized. The California research credit will carry forward indefinitely under current law.

Pursuant to Sections 382 and 383 of the Code, the annual use of the Company’s NOL and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company completed a Section 382/383 analysis regarding the limitation of NOL and research and development credit carryforwards as of December 31, 2018 and did not identify any change in ownership of more than 50% within the preceding three-year period since an ownership change was determined to have occurred at the time of the Company’s initial public offering in January 2015. Future ownership changes may further limit the Company’s ability to utilize the remaining NOL and research and development credit carryforwards.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The TCJA made significant changes to U.S. tax laws, including,  but not limited to, the following: (a) reducing the federal corporate income tax rate from 35% to 21%, effective January 1, 2018; (b) eliminating the federal corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; and (c) eliminating several business deductions and credits, including deductions for certain executive compensation in excess of $1 million.

As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $11.5 million. Due to the Company's full valuation allowance position, the company has also reduced the valuation allowance by the same amount.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting relating to the TCJA under Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for TCJA-related income tax effects is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. The Company has completed its evaluation of the impacts of the TCJA, including IRC Section 162(m) as amended by the Act of 2017, which indicated there is no impact on its December 31, 2018 financial statements.

The changes in the Company’s unrecognized tax benefits are summarized as follows (in thousands):

Balance at December 31, 2015	1,822
Increase related to prior year positions	1,902
Increase related to current year positions	453
Balance at December 31, 2016	4,177
Decrease related to prior year positions	(2,701)
Increase related to current year positions	690
Balance at December 31, 2017	$2,166
Change related to prior year positions	—
Increase related to current year positions	693
Balance at December 31, 2018	$2,859

The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the accompanying consolidated balance sheets as of December 31, 2018 and 2017 and has not recognized interest or penalties in the accompanying consolidated statements of operations for the three years in the period ended December 31, 2018.

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

9. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. Matching contributions for the years ended December 31, 2018, 2017 and 2016 totaled approximately $187,000, $181,000 and $172,000, respectively.

10. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2018 and 2017 are as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2018
Revenue	$3,000	$-	$-	$-
Total operating expenses	$11,189	$9,737	$9,083	$7,731
Consolidated net income (loss)	$(8,364)	$(9,754)	$(9,085)	$(7,756)
Basic and diluted net income (loss) attributable to common stockholders	$(0.46)	$(0.33)	$(0.30)	$(0.26)

2017
Revenue	$626	$631	$7,498	$-
Total operating expenses	$7,546	$6,961	$6,104	$6,354
Consolidated net income (loss)	$(7,147)	$(6,566)	$1,170	$(6,560)
Basic and diluted net income (loss) attributable to common stockholders	$(0.44)	$(0.40)	$0.07	$(0.37)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our Management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2018.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.

Based on our assessment, our Management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2019 Annual Meeting of Stockholders or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, under the headings “Executive Officers,” “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

1. Financial Statements

The consolidated financial statements of TRACON Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2018:

2. Financial Statement Schedules

These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.

3.2(1)	Amended and Restated Bylaws, as currently in effect.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.

4.3(7)	Investor Agreement by and between the Registrant and Johnson & Johnson Innovation-JJDC, Inc. dated September 27, 2016.

4.4(12)	Registration Rights Agreement, by and between the Registrant and Aspire Capital Fund, LLC, dated March 14, 2017.

4.5(12)	Common Stock Purchase Agreement, by and between the Registrant and Aspire Capital Fund, LLC, dated March 14, 2017.

4.6(15)	Securities Purchase Agreement, dated March 22, 2018, among TRACON Pharmaceuticals, Inc. and the purchasers listed on Exhibit A thereto.

4.7(15)	Form of Pre-Funded Warrant dated March 27, 2018.

4.8(15)	Form of Common Warrant dated March 27, 2018.

10.2+(2)	TRACON Pharmaceuticals, Inc. 2011 Equity Incentive Plan and Forms of Stock Option Agreement and Notice of Exercise thereunder.

10.3+(3)

TRACON Pharmaceuticals, Inc. 2015 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Notice of Exercise and Restricted Stock Unit Agreement thereunder, as amended December 14, 2015.

10.4+(6)	TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended June 1, 2016.

10.5+(4)	TRACON Pharmaceuticals, Inc. 2015 Employee Stock Purchase Plan.

10.6+(11)	TRACON Pharmaceuticals, Inc. Bonus Plan, as amended January 20, 2017.

10.7+	Amended and Restated Employment Agreement by and between the Registrant and Charles P. Theuer, M.D., Ph.D., dated February 5, 2019.

Exhibit Number	Description of Document

10.8+	Employment Agreement by and between the Registrant and Mark Wiggins, dated May 29, 2018.

10.9+(2)	TRACON Pharmaceuticals, Inc. Severance Plan and Summary Plan Description.

10.10+	Severance Agreement by and between the Registrant and Mark Wiggins, dated May 29, 2018.

10.11*(2)	License Agreement by and between the Registrant and Santen Pharmaceutical Co., Ltd., dated March 3, 2014, as amended.

10.12*(5)	Second Amendment to License Agreement by and between the Registrant and Santen Pharmaceutical Co., Ltd., dated January 31, 2016.

10.13*(2)

License Agreement by and between the Registrant and Roswell Park Cancer Institute and Health Research, Inc., dated November 1, 2005, as amended on November 12, 2009, February 11, 2010 and September 18, 2014.

10.14*(2)	License Agreement by and between the Registrant and Case Western Reserve University, dated August 2, 2006.

10.15*(4)	Amendment to License Agreement by and between the Registrant and Case Western Reserve University, dated April 3, 2015.

10.16*(2)	License Agreement by and between the Registrant and Lonza Sales AG, dated June 29, 2009.

10.17*(9)	License and Option Agreement by and between the Registrant and Janssen Pharmaceutica N.V. dated September 27, 2016.

10.18(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on November 14, 2013.

10.19(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on June 4, 2014.

10.20(4)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 13, 2015.

10.21(8)	Warrant to Purchase Stock issued to Silicon Valley Bank on January 25, 2017.

10.22(15)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 3, 2018.

10.23*(7)	Stock Purchase Agreement by and between the Registrant and Johnson & Johnson-JJDC, Inc. dated September 27, 2016.

10.24*	Amendment One to License and Option Agreement between the Registrant and Janssen Pharmaceutica N.V. dated January 15, 2019.

10.25(16)	Capital on DemandTM Sales Agreement, dated as of September 6, 2018, by and between TRACON Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC.

10.26(4)	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated May 13, 2015.

10.27(6)	First Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 9, 2016.

10.28(8)	Second Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated January 25, 2017.
10.29(15)	Third Amendment to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated May 3, 2018.

10.30*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated December 22, 2010.

10.31(5)

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

10.33(5)

Amendment #2 to Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated January 27, 2016.

Exhibit Number	Description of Document

10.34*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated August 7, 2012.

10.35*(2)	Sponsored Research Agreement by and between the Registrant and Tufts Medical Center, Inc., dated December 16, 2014.

10.36(10)	Lease by and between the Registrant and 4350 La Jolla Village LLC, dated December 12, 2016.

10.37*(13)	Manufacturing Agreement by and between the Registrant and Lonza Biologics Tuas Pte Ltd, dated March 27, 2017.

10.38*(14)	Amendment No. 1 to the Manufacturing Agreement by and between the Registrant and Lonza Biologics Tuas Pte Ltd dated May 24, 2017.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2015.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 14, 2015.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 19, 2016.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 11, 2016.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2016, filed with the SEC on February 16, 2017.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2016.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2017.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2017.
(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-216962), filed with the SEC on March 27, 2017.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 26, 2017.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 9, 2018.
(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 7, 2018.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: February 28, 2019	By: /s/ CHARLES P. THEUER, M.D., PH.D.
Charles P. Theuer, M.D., Ph.D. President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Charles Theuer, M.D., Ph.D and Scott B. Brown, and each of them, as his or her true and. lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Charles P. Theuer, M.D., PH.D.	President, Chief Executive Officer and Member of the Board of Directors	February 28, 2019
Charles P. Theuer, M.D., Ph.D.	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ William R. LaRue	Member of the Board of Directors	February 28, 2019
William R. LaRue

/s/ Martin A. Mattingly, Pharm. D.	Member of the Board of Directors	February 28, 2019
Martin A. Mattingly, Pharm.D.

/s/ J. Rainer Twiford, J.D., PH.D	Member of the Board of Directors	February 28, 2019
J. Rainer Twiford, J.D., Ph.D.

/s/ Paul Walker	Member of the Board of Directors	February 28, 2019
Paul Walker

/s/ Stephen T. Worland	Member of the Board of Directors	February 28, 2019
Stephen T. Worland., Ph.D.

/s/ Ted Wang	Member of the Board of Directors	February 28, 2019
Ted Wang, PhD