Form 10-Q
period 2019-03-31
Tracon Pharmaceuticals, Inc.
filed 2019-05-14
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36818

TRACON Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	34-2037594
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4350 La Jolla Village Drive, Suite 800, San Diego CA	92122
(Address of principal executive offices)	(Zip Code)

(858) 550-0780

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TCON	The NASDAQ Stock Market LLC

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

The number of outstanding shares of the registrant’s common stock as of May 10, 2019 was 29,937,457.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,085	$25,136
Short-term investments	9,984	13,968
Prepaid and other assets	1,019	1,499
Total current assets	33,088	40,603
Property and equipment, net	38	45
Other assets	1,061	—
Total assets	$34,187	$40,648
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,034	$10,947
Accrued compensation and related expenses	714	1,464
Long-term debt, current portion	1,806	1,084
Total current liabilities	13,554	13,495
Other long-term liabilities	1,124	368
Long-term debt, less current portion	4,704	5,343
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at March 31, 2019 and December 31, 2018; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 at March 31, 2019 and December 31, 2018; issued and outstanding shares — 29,898,698 and 29,871,327 at March 31, 2019 and December 31, 2018, respectively	30	30
Additional paid-in capital	161,648	161,072
Accumulated deficit	(146,873)	(139,660)
Total stockholders’ equity	14,805	21,442
Total liabilities and stockholders’ equity	$34,187	$40,648

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2019	2018
Collaboration revenue	$—	$3,000
Operating expenses:
Research and development	5,214	9,438
General and administrative	1,949	1,751
Total operating expenses	7,163	11,189
Loss from operations	(7,163)	(8,189)
Other expense:
Interest expense, net	(46)	(169)
Other expense, net	(4)	(6)
Total other expense	(50)	(175)
Net loss	$(7,213)	$(8,364)

Net loss per share, basic and diluted	$(0.24)	$(0.46)
Weighted-average shares outstanding, basic and diluted	29,892,007	18,214,787

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(7,213)	$(8,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	596	706
Depreciation and amortization	7	7
Noncash interest	61	79
Amortization of debt discount	21	27
Amortization of premium/discount on short-term investments	(36)	(1)
Deferred rent	—	7
Lease asset amortization and liability accretion, net	2	—
Deferred revenue	—	(3,000)
Changes in assets and liabilities:
Prepaid expenses and other assets	480	289
Accounts payable and accrued expenses	(219)	3,756
Accrued compensation and related expenses	(750)	239
Net cash used in operating activities	(7,051)	(6,255)
Cash flows from investing activities
Purchases of available-for-sale short-term investments	(4,980)	—
Proceeds from the maturity of available-for-sale short-term investments	9,000	5,000
Net cash provided by investing activities	4,020	5,000
Cash flows from financing activities
Repayment of long-term debt	—	(800)
Proceeds from sale of common stock and warrants, net of offering costs	—	35,159
Payment of tax withholdings related to net share settlements of vested restricted stock awards	(20)	(78)
Net cash (used in) provided by financing activities	(20)	34,281
(Decrease) increase in cash and cash equivalents	(3,051)	33,026
Cash and cash equivalents at beginning of period	25,136	29,467
Cash and cash equivalents at end of period	$22,085	$62,493

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TRACON Pharma Limited and TRACON Pharma International Limited, which were formed in September 2015 and January 2019, respectively, and are currently inactive. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

As of March 31, 2019, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of March 31, 2019, the Company had an accumulated deficit of $146.9 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At March 31, 2019, the Company had cash, cash equivalents, and short-term investments of $32.1 million. Based on the Company’s current business plan, management believes that there is substantial doubt as to whether existing cash, cash equivalents, and short-term investments will be sufficient to meet its obligations as they become due within one year from the date these financial statements are issued. The Company’s ability to execute its operating plan through 2020 and beyond depends on its ability to obtain additional funding through equity offerings, debt financings, or potential licensing and collaboration arrangements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through cash, cash equivalents, and investments on hand, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements, including equity financing through the common stock purchase agreement the Company entered into with Aspire Capital Fund, LLC in March 2017 for the purchase of up to $21.0 million of the Company’s common stock over a 30 month period and/or the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading Institutional Services LLC (JonesTrading) in September 2018, as amended in February 2019, pursuant to which the Company could sell, at its option, up to an aggregate of $8.0 million of the Company’s common stock, all of which remains available for sale. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements at March 31, 2019, and for the three months ended March 31, 2019 and 2018, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, included in its Annual Report on Form 10-K filed with the SEC on March 1, 2019.

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

Licenses of intellectual property:  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promised goods or services, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites, CROs, and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2019 and 2018, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of stock option grants, employee restricted stock unit grants (RSUs), and employee stock purchase plan (ESPP) rights recognized as expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of stock option grants and ESPP rights using the Black-Scholes option pricing model. The fair value of RSUs is based on the stock price on the date of grant. Equity award forfeitures are recorded as they occur.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and comprehensive loss were the same for all periods presented.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of common shares outstanding that are subject to repurchase. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2019	2018
Warrants to purchase common stock	15,619,113	14,326,537
Common stock options and restricted stock units	4,509,499	3,111,882
ESPP shares	—	8,579
	20,128,612	17,446,998

Leases

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are included in Other assets, Accounts payable and accrued expenses, and Other long-term liabilities within the consolidated balance sheet as of March 31, 2019. The Company currently does not have any finance leases.

Operating lease right-of-use (ROU) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the then current lease guidance. The new accounting standard requires lessees to recognize lease liabilities and corresponding ROU assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard must be adopted using the modified retrospective approach and is effective for public entities for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company adopted ASU 2016-02 on January 1, 2019, using the alternative modified transition method. Under this approach, financial information and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company elected the ‘package of practical expedients’ upon adoption, which permits it to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use of hindsight or the practical expedient pertaining to land easements, the latter of which not being applicable. Upon adoption, the Company (i) recognized a ROU asset and lease liability on its balance sheet for its corporate office operating lease and (ii) derecognized the deferred rent balance as of December 31, 2018 under the superseded lease guidance. The ROU asset has been recorded within Other assets and the short-term and long-term lease liability has been recorded within Accounts payable and accrued expenses and Other long-term liabilities, respectively, of the condensed consolidated balance sheet. There was no impact on retained earnings or other components of equity, nor was there any impact on the statement of operations, upon adoption.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Accounting Standards Codification 718, Compensation-Stock Compensation, to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The new accounting standard is effective for public entities for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company adopted ASU 2018-07 on January 1, 2019, which did not have a material impact on the condensed consolidated financial statements and related disclosures.

2.	Short-Term Investments, Cash Equivalents and Fair Value Measurements

At March 31, 2019, short-term investments consisted of U.S. treasury securities. The Company classifies all investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

Realized gains and losses from the sale of short-term investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of operations. Realized and unrealized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations. At March 31, 2019, the remaining contractual maturities of all available-for-sale investments were less than one year.

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

Cash equivalents, which are classified as equity securities, and short-term investments, which are classified as available-for-sale securities, consisted of the following (in thousands):

	March 31, 2019				December 31, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$900	$—	$—	$900	$5,832	$—	$—	$5,832
U.S. treasury securities	13,982	—	—	13,982	13,968	—	—	13,968
	$14,882	$—	$—	$14,882	$19,800	$—	$—	$19,800
Classified as:
Cash equivalents				$4,898				$5,832
Short-term investments				9,984				13,968
Total Cash equivalents and Short-term investments				$14,882				$19,800

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2019
Money market funds and U.S. treasury securities, included in Cash equivalents and Short-term investments	$14,882	$—	$14,882	$—
At December 31, 2018
Money market funds and U.S. treasury securities, included in Cash equivalents and Short-term investments	$19,800	$—	$19,800	$—

3.	Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Long-term debt	$7,000	$7,000
Less debt discount, net of current portion	(196)	(257)
Long-term debt, net of debt discount	6,804	6,743
Less current portion of long-term debt	(2,100)	(1,400)
Long-term debt, net of current portion	$4,704	$5,343
Current portion of long-term debt	$2,100	$1,400
Current portion of debt discount	(294)	(316)
Current portion of long-term debt, net	$1,806	$1,084

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

The 2018 Amended SVB Loan provides for prepayment fees of  2.0% of the amount prepaid if the prepayment occurs after May 3, 2019 but prior to May 3, 2020 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

The 2018 Amended SVB Loan is collateralized by substantially all of the Company’s assets, other than the Company’s intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the 2018 Amended SVB Loan. As of March 31, 2019, the Company was in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

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

At March 31, 2019, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
May 13, 2022	18,415		$10.86
November 14, 2023 through June 4, 2024	38,758		$7.74
January 25, 2024	46,692		$5.14
May 25, 2025	53,639		$2.61
	157,504

Future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment, are as follows (in thousands):

Remaining 2019	1,855
2020	3,195
2021	3,218
8,268
Less interest and final payment	(1,268)
Long-term debt	$7,000

4.	Commitments and Contingencies

Lonza Biologics Tuas Pte Ltd (Lonza)

On February 22, 2017, the Company entered into a long-term manufacturing agreement (Manufacturing Agreement) with Lonza for the long term manufacture and supply of registration and commercial batches of TRC105. Under the Manufacturing Agreement, Lonza agreed to manufacture TRC105 pursuant to purchase orders and in accordance with the manufacturing specifications agreed upon between the Company and Lonza. Following the announcement of the TAPPAS interim unblinded safety and efficacy data in April 2019, the Company exercised its right to terminate the Manufacturing Agreement as a result of its decision to terminate further TRC105 development in oncology. As a result of the discontinuation of TRC105, costs associated with certain batches prior to regulatory approval and batches following regulatory approval will not be incurred, however the Company will be obligated to pay for any costs incurred associated with work completed to date. At March 31, 2019, the Company had estimated non-cancelable purchase obligations totaling $1.1 million under this agreement.

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

At March 31, 2019, potential future milestone payments under these agreements, including future milestone payments associated with TRC253 acquired from Janssen Pharmaceutica N.V. (Janssen) should they not exercise their option to regain their rights to certain assets as discussed in Note 6, totaled an aggregate of approximately $66.0 million.

5.	Stockholders’ Equity

Stockholders’ Equity

The following tables present the changes in stockholders’ equity (in thousands, except share data):

	Three Months Ended March 31, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	29,871,327	$30	$161,072	$(139,660)	$21,442
Issuance of common stock under equity plans	27,371	—	(20)	—	(20)
Stock-based compensation expense	—	—	596	—	596
Net loss	—	—	—	(7,213)	(7,213)
Balance at March 31, 2019	29,898,698	$30	$161,648	$(146,873)	$14,805

	Three Months Ended March 31, 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	17,711,928	$18	$121,670	$(104,701)	$16,987
Issuance of common stock under equity plans	38,019	—	(78)	—	(78)
Stock-based compensation expense	—	—	706	—	706
Vested shares related to repurchase liability	—	—	3	—	3
Issuances of common stock and warrants, net of offering costs	10,691,588	10	33,225	—	33,235
Net loss	—	—	—	(8,364)	(8,364)
Balance at March 31, 2018	28,441,535	$28	$155,526	$(113,065)	$42,489

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

At-The-Market Issuance Sales Agreement

In September 2018, the Company entered into the Sales Agreement, as amended in February 2019, with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $8.0 million of the Company’s shares of its common stock through JonesTrading, as sales agent.  The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement. During the three months ended March 31, 2019, the Company sold no shares of common stock through the Sales Agreement with JonesTrading and $8.0 million of common stock remains available for sale under the Sales Agreement.

In September 2018, the Company terminated its At-the-Market Equity Offering Sales Agreement (Stifel Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel). The Company had sold an aggregate of approximately $3.5 million of common stock through Stifel pursuant to the Stifel Sales Agreement prior to termination.

Equity Plan Activity

During the three months ended March 31, 2019, the Company issued no shares of common stock upon the exercise of outstanding stock options and 27,371 shares of common stock upon the vesting of restricted stock units. The Company withheld 18,934 shares of common stock on the vesting date of certain restricted stock units to settle the employees’ minimum statutory tax obligations for income and other related employment taxes, the payment of which is reported as a financing activity in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2019. During the year ended December 31, 2018, the Company issued 136,720 shares of common stock upon the exercise of outstanding stock options and 38,019 shares of common stock upon the vesting of restricted stock units.

Common Stock Warrants

As of March 31, 2019, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
May 13, 2022	18,415	$10.86
November 14, 2023 through June 4, 2024	38,758	$7.74
January 25, 2024	46,692	$5.14
March 27, 2024	13,696,067	$2.70
March 27, 2025	1,765,542	$0.01
May 3, 2025	53,639	$2.61
	15,619,113

During the three months ended March 31, 2019 and year ended December 31, 2018, no warrants were exercised.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended
	March 31,
	2019	2018
Risk-free interest rate	2.6%	2.8%
Expected volatility	81%	79%
Expected term (in years)	6.3	6.3
Expected dividend yield	—%	—%

 Stock compensation expense for the ESPP was immaterial for the three months ended March 31, 2019 and 2018.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$316	$364
General and administrative	280	342
	$596	$706

6.	Collaborations

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

If the Company exercises the option, it would assume sole responsibility for developing and commercializing the product candidate in the licensed territory, and in lieu of profit or loss sharing with I-Mab with respect to such product candidate, the Company would owe I-Mab pre-specified upfront and milestone payments and royalties on net sales, with the payments and royalties escalating depending on the phase of development the product candidate reached at the time the Company obtained the exclusive license as follows: (i) if before IND-enabling studies and the preparation of the CMC activities of the collaborative product, the Company would owe I-Mab a one-time upfront payment of $10.0 million, development and regulatory based milestone payments totaling up to $90.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the mid-single digits on annual net sales; (ii) if after IND submission but before completion of a Phase 1a study of the collaborative product, the Company would owe I-Mab a one-time upfront payment of $25.0 million, development and regulatory based milestone payments totaling up to $125.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the high single digits on annual net sales; (iii) if after completion of a Phase 1a study but before completion of Phase 2 proof of concept study for the collaborative product, the Company would owe I-Mab a one-time upfront payment of $50.0 million, development and regulatory based milestone payments totaling up to $250.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the low double digits on annual net sales; and (iv) if after completion of Phase 2 proof of concept study and before completion of pivotal study for the collaborative product, the Company would owe I-Mab a one-time upfront payment of $80.0 million, development and regulatory based milestone payments totaling up to $420.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the high-teen double digits on annual net sales.

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

Santen

In March 2014, the Company entered into a license agreement with Santen, under which the Company granted Santen an exclusive, worldwide license to certain patents, information and know-how related to carotuximab. Under the agreement, Santen is permitted to use, develop, manufacture and commercialize carotuximab products for ophthalmology indications, excluding systemic treatment of ocular tumors. Santen also has the right to grant sublicenses to affiliates and third party collaborators. In the event Santen sublicenses any of its rights under the agreement, Santen will be obligated to pay the Company a portion of any upfront and certain milestone payments received under such sublicense.

Santen has sole responsibility for funding, developing, seeking regulatory approval for and commercializing carotuximab products in the field of ophthalmology. In the event that Santen fails to meet certain commercial diligence obligations, the Company will have the option to co-promote carotuximab products in the field of ophthalmology in the United States with Santen. If the Company exercises this option, the Company will pay Santen a percentage of certain development expenses, and the Company will receive a percentage of profits from sales of the licensed products in the ophthalmology field in the United States, but will not also receive royalties on such sales.

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of March 31, 2019 and December 31, 2018, two development milestones had been received totaling $10.0 million.  If carotuximab products are successfully commercialized in the field of ophthalmology, Santen will be required to pay the Company tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse the Company for all royalties due by the Company under certain third party agreements with respect to the use, manufacture or commercialization of carotuximab products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of the Company’s patent rights applicable to the carotuximab products in a given country or 12 years after the first commercial sale of the first carotuximab product commercially launched in such country.

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

Upon the adoption of ASU 2014-09 on January 1, 2018, the Company assessed this agreement and identified multiple promised goods and services, which include at inception: (1) a license to patents, information and know-how related to carotuximab, (2) a technology transfer, and (3) a collaboration, including technical and regulatory support provided by the Company.  In addition, customer options were identified that include manufacturing and supply obligations and shared chemistry, manufacturing and controls (CMC) development activities. All performance obligations were satisfied by the year ended December 31, 2017, which completed the Company’s obligations.

Upon the adoption of ASC 2014-09 and as of March 31, 2019, the transaction price includes the $10.0 million upfront payment and the two development milestones received totaling $10.0 million, all of which had been fully recognized as revenue at December 31, 2017.  The remaining $62.5 million of potential development and regulatory milestone payments are fully constrained as the achievement of the milestones is not considered probable, and therefore no amounts have been included in the transaction price for these remaining milestones.  In addition, in accordance with ASU 2014-09, any consideration related to the commercialization and sales-based milestones (including royalties) will be recognized when the related sales occur and have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Revenue recognized related to this agreement totaled $0 for the three months ended March 31, 2019 and 2018.

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

The Company is obligated to use diligent efforts to develop the AR Mutant Program according to agreed upon development plans, timelines and budgets. If the Company retains the AR Mutant Program, the Company is further obligated to use commercially reasonable efforts to develop, obtain marketing approval for, and commercialize licensed products.  Until the expiration or earlier termination of the development term of the AR Mutant Program, under the License and Option Agreement, subject to specified exceptions, the Company has agreed not to research, develop or commercialize any compounds or products related to the AR Mutant Program, other than pursuant to the collaboration with Janssen.

The License and Option Agreement may be terminated for uncured breach, bankruptcy, or the failure or inability to demonstrate clinical proof of concept with respect to a particular program during specified timeframes.  In addition, the License and Option Agreement will automatically terminate with respect to the AR Mutant Program, upon Janssen exercising its option in respect of the AR Mutant Program and making payment of the option exercise fee to the Company or, if Janssen does not exercise the option, upon the expiration of all payment obligations of the Company to Janssen with respect of the AR Mutant Program. The Company may also terminate the License and Option Agreement in its entirety without cause, subject to specified conditions.

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

In consideration of the rights granted to Ambrx under the agreement, the Company received a one-time upfront fee of $3.0 million. In addition, the Company was eligible to receive up to a total of $140.5 million in milestone payments upon the achievement of certain milestones, of which $10.5 million related to the submission of certain regulatory filings and receipt of certain regulatory approvals and $130.0 million related to the achievement of specified levels of product sales. Ambrx was required to pay the Company tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances had TRC105 products been successfully commercialized in the territory. At December 31, 2017, the $3.0 million upfront payment had been received and was recorded as deferred revenue in the consolidated balance sheet.  The license and know-how related to TRC105 was delivered to Ambrx in the first quarter of 2018, and accordingly, the $3.0 million was recognized as revenue in the first quarter of 2018. No further revenue will be recognized associated with this agreement given Ambrx’s decision to terminate the license agreement, resulting in all rights to TRC105 in Greater China reverting to the Company.

7.	Leases

The Company leases its office space under a non‑cancelable operating lease that expires in April 2022 and may be extended for an additional term of 60 months. The option to extend this lease has been excluded from the lease term as the Company is not reasonably certain that the option will be exercised. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Operating lease expense was $0.1 million for the three months ended March 31, 2019 and 2018. As of March 31, 2019, the Company does not have any finance leases, nor any other operating leases.

Supplemental cash flow information, as of March 31, 2019, related to operating leases was as follows (in thousands):

Cash paid within operating cash flows	$103
Right-of-use assets recognized in exchange for new lease obligations	$1,143

Supplemental balance sheet information, as of March 31, 2019, related to operating leases was as follows (in thousands, except lease term and discount rate):

Reported as:
Other assets (ROU asset)	$1,061

Accounts payable and accrued expenses (lease liability)	$313
Other long-term liabilities (lease liability)	843
Total lease liabilities	$1,156

Weighted average remaining lease term (in years)	3.0
Weighted average discount rate	11.3%

As of March 31, 2019, the maturities of the Company’s operating lease liabilities are as follows (in thousands):

Remaining 2019	$320
2020	442
2021	461
2022	156
Total lease payments	1,379
Less imputed interest	(223)
Total operating lease liabilities	$1,156

Under the terms of the lease agreement, the Company provided the lessor with an irrevocable letter of credit in the amount of $175,000. The lessor is entitled to draw on the letter of credit in the event of any default by the Company under the terms of the lease.

ASC 840 Disclosures

The Company elected the alternative modified transition method and previously disclosed the following:

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer and, through our license to Santen Pharmaceutical Co. Ltd. (Santen), wet age-related macular degeneration, or wet AMD. In April, we announced the termination of enrollment in trials of TRC105 (carotuximab) in oncology following the Independent Data Monitoring Committee (IDMC) recommendation that the Phase 3 TAPPAS trial be terminated for futility. We have begun terminating activities, including manufacturing, related to TRC105 development in oncology and are working with investigators to appropriately conclude the clinical studies in a manner consistent with the best interest of patients.

We continue to support Santen’s development of the ophthalmic formulation of carotuximab, called DE-122, for the treatment of wet AMD, the leading cause of blindness in the Western world. In March 2014, Santen licensed from us exclusive worldwide rights to develop and commercialize our endoglin antibodies for ophthalmology indications and in July 2017, Santen initiated dosing in the randomized Phase 2a AVANTE study of DE-122, which is a randomized controlled trial assessing the efficacy and safety of repeated intravitreal injections of DE-122 in combination with Lucentis® (ranibizumab) compared to Lucentis single agent therapy in patients with wet AMD. Santen has expanded enrollment in the randomized Phase 2a AVANTE study and we expect top-line data in the first half of 2020.

Other clinical stage product candidates include TRC102, which is a small molecule that is in Phase 1 and Phase 2 clinical development for the treatment of mesothelioma, lung cancer and solid tumors, TRC253, which is a small molecule that is in a Phase 1/2 clinical trial for the treatment of metastatic castration-resistant prostate cancer, that we licensed from Janssen Pharmaceutica N.V. (Janssen) in September 2016, and TJ004309, which is a CD73 antibody in Phase 1 clinical development for the treatment of solid tumors, that we licensed from I-Mab Biopharma (I-Mab) in November 2018.

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting base‑excision repair, or BER. In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy in the treatment of cancer patients.  TRC102 began Phase 2 testing in mesothelioma in combination with the approved chemotherapeutic Alimta in 2015. TRC102 is also being studied in three Phase 1 clinical trials: in combination with Alimta and cisplatin in mesothelioma patients, in combination with chemoradiation in lung cancer patients, and in combination with Temodar in ovarian, lung and colorectal cancer patients. All current TRC102 trials are sponsored and funded by the National Cancer Institute (NCI). We retain global rights to develop and commercialize TRC102 in all indications.

TRC253 is being developed for the treatment of men with prostate cancer and is a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR) and multiple AR mutant receptors containing point mutations that cause drug resistance to currently approved treatments. We expect to publish top-line data from the Phase 1 portion of the study in 2019 and expect top-line data from the Phase 2 portion of the study by the end of 2020.  Until 90 days after we complete the initial Phase 1/2 study, Janssen has an exclusive option to reacquire full rights to TRC253 for an upfront payment of $45.0 million to us, and obligations to make regulatory and commercialization milestone payments totaling up to $137.5 million upon achievement of specified events and a low single-digit royalty. If Janssen does not exercise its exclusive option to reacquire the program, we would then retain worldwide development and commercialization rights, in which case we would be obligated to pay Janssen a total of up to $45.0 million in development and regulatory milestones upon achievement of specified events, in addition to a low single digit royalty.

TJ004309, also known as TJD5, is a novel humanized antibody against CD73 expressed on stromal cells and tumors that converts extracellular adenosine monophosphate (AMP) to highly immunosuppressive adenosine. We are developing TJ004309 in collaboration with I-Mab under a strategic collaboration and clinical trial agreement that we entered into in November 2018 (the TJ004309 Agreement). We expect to begin enrollment in a Phase 1 clinical study mid-2019 to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with a PD-1/PD-L1 checkpoint inhibitor, in patients with advanced solid tumors. We also entered into a separate strategic collaboration and clinical trial agreement (the Bispecific Agreement) which allows us to select up to five of I-Mab’s proprietary bispecific antibody product candidates within a five-year period for development and commercialization in North America, with the option to opt-in and acquire product rights outside of Greater China and Korea prior to completing the first pivotal clinical study for a product candidate.

The following table summarizes key information regarding ongoing and planned development of product candidates:

	Phase	Data Expected
DE-122 (Santen)
Wet AMD	Randomized Phase 2	2020
TRC253
Prostate Cancer	Phase 2	2020
TJ004309 (I-Mab)
Solid Tumors (1)	Phase 1	2020
TRC102
Mesothelioma	Phase 2	2020
Solid tumors	Phase 1	2020
Solid tumors and Lymphomas	Phase 1/2	2019
Lung Cancer	Phase 1	2020

(1) The TJ004309 IND was cleared by the U.S. FDA in the first quarter of 2019 and initial patient dosing is expected mid-2019.

We utilize a product development platform that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups manage significant aspects of our clinical trials with internal resources. We use these internal resources to minimize the costs associated with utilizing contract research organizations, or CROs. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which expedites patient enrollment and improves the quality of patient data as compared to a CRO-managed model. We have leveraged this platform in all of our ongoing clinical trials. We have also leveraged our product development platform to diversify our product pipeline without payment of upfront license fees through license agreements with Janssen and I-Mab. We continue to evaluate ex-U.S. companies who are in need of a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise. We believe we can become a preferred U.S. clinical development partner through a cost- and risk-sharing partnership structure which may include U.S. commercialization.

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt under our credit facilities with Silicon Valley Bank (SVB). At March 31, 2019, we had cash, cash equivalents, and short-term investments totaling $32.1 million.

We do not own or operate, nor do we expect to own or operate, facilitates for product manufacturing, storage, distribution or testing. We contract with third parties for the manufacture of product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $35.0 million and $19.1 million for the years ended December 31, 2018 and 2017, respectively. At March 31, 2019, we had an accumulated deficit of $146.9 million.

We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to decrease due to the termination of TRC105 development in oncology, but remain relatively constant in connection with our other ongoing activities as we:

•	manufacture preclinical study and clinical trial materials;
•	continue to conduct clinical trials of product candidates;
•	continue our research and development efforts;

•	maintain, expand and protect our intellectual property portfolio; and
•	seek regulatory approvals for product candidates that successfully complete clinical trials.

We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more product candidates, which we expect will take a number of years. If we obtain regulatory approval for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts and the timing and nature of the regulatory approval process for product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop product candidates.

2019 Developments

In April, we announced the termination of enrollment in trials of TRC105 (carotuximab) in oncology following the Independent Data Monitoring Committee (IDMC) recommendation that the Phase 3 TAPPAS trial be terminated for futility. We have begun terminating activities, including manufacturing, related to TRC105 development in oncology and are working with investigators to appropriately conclude the clinical studies in a manner consistent with the best interest of patients.

In April, the National Cancer Institute reported top-line data from the Phase 2 trial of TRC102 and Temodar in patients with relapsed metastatic colorectal cancer at the American Association for Cancer Research annual meeting. The combination of TRC102 and Temodar was tolerable, but the overall response rate of 6% did not meet the primary efficacy endpoint.

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

If we exercise the option, we would assume sole responsibility for developing and commercializing the product candidate in the licensed territory, and in lieu of profit or loss sharing with I-Mab with respect to such product candidate, we would owe I-Mab pre-specified upfront and milestone payments and royalties on net sales, with the payments and royalties escalating depending on the phase of development the product candidate reached at the time we obtained the exclusive license as follows: (i) if before IND-enabling studies and the preparation of the chemistry-manufacturing-controls activities of the collaborative product, we would owe I-Mab a one-time upfront payment of $10.0 million, development and regulatory based milestone payments totaling up to $90.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the mid-single digits on annual net sales; (ii) if after IND submission but before completion of P1a study of the collaborative product, we would owe I-Mab a one-time upfront payment of $25.0 million, development and regulatory based milestone payments totaling up to $125.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the high single digits on annual net sales; (iii) if after completion of P1a study but before completion of Phase 2 proof of concept study for the collaborative product, we would owe I-Mab a one-time upfront payment of $50.0 million, development and regulatory based milestone payments totaling up to $250.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the low double digits on annual net sales; and (iv) if after completion of Phase 2 proof of concept study and before completion of pivotal study for the collaborative product, we would owe I-Mab a one-time upfront payment of $80.0 million, development and regulatory based milestone payments totaling up to $420.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the high-teens on annual net sales.

License Agreement with Janssen Pharmaceutica N.V.

In September 2016, we entered into a strategic licensing collaboration with Janssen for two novel oncology assets from Janssen’s early oncology development portfolio. The agreement, as amended, grants us the rights to develop TRC253 (formerly JNJ-63576253), a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR Mutant Program) and multiple AR mutant receptors which display drug resistance to approved treatments, which is intended for the treatment of men with prostate cancer, and TRC694 (formerly JNJ-6420694), a novel, potent, orally bioavailable inhibitor of NF-kB inducing kinase intended for the treatment of patients with hematologic malignancies, including myeloma (the NIK Program and, together with the AR Mutant Program, the Programs). Following completion of the pre-clinical development of TRC694, we determined the compound did not warrant further development and in February 2019 we issued written notice to terminate the agreement with respect to the NIK Program and returned TRC694 and all rights thereto to Janssen.

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

License Agreement with Santen

In March 2014, we entered into a license agreement with Santen, under which we granted Santen an exclusive, worldwide license to certain patents, information and know-how related to carotuximab, or the Carotuximab Technology. Under the agreement, as amended, Santen is permitted to use, develop, manufacture and commercialize carotuximab products for ophthalmology indications, excluding systemic treatment of ocular tumors. Santen also has the right to grant sublicenses to affiliates and third party collaborators, provided such sublicenses are consistent with the terms of our agreement. In the event Santen sublicenses any of its rights under the agreement relating to the Carotuximab Technology, Santen will be obligated to pay us a portion of any upfront and certain milestone payments received under such sublicense.

Santen has sole responsibility for funding, developing, seeking regulatory approval for and commercializing carotuximab products in the field of ophthalmology. In the event that Santen fails to meet certain commercial diligence obligations, we will have the option to co-promote carotuximab products in the field of ophthalmology in the United States with Santen. If we exercise this option, we will pay Santen a percentage of certain development expenses, and we will receive a percentage of profits from sales of the licensed products in the ophthalmology field in the United States, but will not also receive royalties on such sales.

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. If carotuximab products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of carotuximab products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the carotuximab products in a given country or 12 years after the first commercial sale of the first carotuximab product commercially launched in such country. As of March 31, 2019, $10.0 million of the development milestones have been achieved and received in accordance with the agreement.

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

Research and Development Expenses

Research and development expenses consist of costs associated with the preclinical and clinical development of product candidates. These costs consist primarily of:

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Third-party research and development expenses:
TRC105	$2,064	$6,749
TRC253	1,219	934
TRC102	22	24
TRC694	131	75
TJ004309	64	—
Total third-party research and development expenses	3,500	7,782
Unallocated expenses	1,714	1,656
Total research and development expenses	$5,214	$9,438

Unallocated expenses consist primarily of our internal personnel related and facility costs.

We expect our current level of research and development expenses to decrease with the termination of further enrollment in company sponsored trials of TRC105.

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

The costs of clinical trials to us may vary significantly based on factors such as:

•	the extent to which costs are borne by third parties such as the NCI;
•	the extent to which costs for comparator drugs are borne by third parties;
•	per patient trial costs;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;

•	the phase of development of the product candidate; and
•	the efficacy and safety profile of the product candidate.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2018 other than the following:

Leases

We determine if an arrangement contains a lease at inception. For arrangements where we are the lessee, operating leases are included in Other assets, Accounts payable and accrued expenses, and Other long-term liabilities within the consolidated balance sheet as March 31, 2019. We currently do not have any finance leases.

Operating lease right-of-use (ROU) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. We use our incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as our leases generally do not provide an implicit rate. Lease terms may include options to extend or terminate when we are reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$—	$3,000	$(3,000)
Research and development expenses	5,214	9,438	(4,224)
General and administrative expenses	1,949	1,751	198
Other expense	50	175	125

Collaboration revenue.  Collaboration revenue was $0 and $3.0 million for the three months ended March 31, 2019 and 2018, respectively. The decrease of $3.0 million was due to revenue recognized under the Ambrx license agreement in the three months ended March 31, 2018 with no corresponding revenue in the comparable period in 2019.

Research and development expenses.  Research and development expenses were $5.2 million and $9.4 million for the three months ended March 31, 2019 and 2018, respectively. The decrease of $4.2 million was primarily due to significantly less drug manufacturing expenses for TRC105 in the three months ended March 31, 2019 as compared to 2018.

General and administrative expenses.  General and administrative expenses were $1.9 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $0.2 million was primarily due to corporate related expenses.

Other expense.  Other expense was $0.1 and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2019, we had an accumulated deficit of $146.9 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to decrease with the termination of further enrollment in company sponsored trials of TRC105. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

On February 4, 2015, we completed our initial public offering and a concurrent private placement of our common stock, which resulted in net proceeds to us of approximately $35.0 million. In September 2016, we sold shares of our common stock in a private placement for net proceeds of approximately $5.0 million and in November 2016, we completed an underwritten public offering which resulted in net proceeds of approximately $16.1 million. In March 2017, we sold shares of our common stock to Aspire Capital Fund, LLC (Aspire) for net proceeds of approximately $0.9 million, and throughout 2017, we sold shares through our previous At-the-market (ATM) facility with Stifel, Nicolaus & Company, Incorporated (Stifel) for net proceeds of approximately $3.4 million. In March and April 2018, we sold shares of our common stock and common warrants in a private placement for net proceeds of approximately $36.5 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements into the third quarter of 2020. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

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

The 2018 Amended SVB Loan provides for interest to be paid at a rate of 9.0% per annum, with interest-only payments due monthly through June 30, 2019, which date may be extended through November 30, 2019 in the event certain funding and regulatory conditions are met. Thereafter, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal at June 30, 2019, or November 30, 2019, as applicable, divided by 30 months. At maturity (or earlier prepayment), we are also required to make a final payment equal to 4.0% of the original principal amount of the amounts borrowed. The 2018 Amended SVB Loan provides for prepayment fees of 2.0% of the amount prepaid if the prepayment occurs after May 3, 2019 but prior to May 3, 2020 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

The 2018 Amended SVB Loan is collateralized by substantially all of our assets, other than our intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be required to immediately repay all obligations under the 2018 Amended SVB Loan. As of March 31, 2019, we were in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

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

Common Stock Purchase Agreement with Aspire Capital Fund, LLC

In March 2017, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations of the Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of our common stock. Upon execution of the Purchase Agreement, we sold to Aspire Capital 222,222 shares of common stock at $4.50 per share for proceeds of $1.0 million and Aspire Capital is committed to purchase up to $20.0 million of additional shares of our common stock at our request from time to time during a 30 month period that began on May 1, 2017 and at prices based on the market price of our common stock at the time of each sale, subject to certain conditions. In consideration for entering into the Purchase Agreement and concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 195,726 shares of our common stock. As of March 31, 2019 we had issued 417,948 shares of common stock to Aspire Capital under the Purchase Agreement for net proceeds of approximately $0.9 million after offering expenses.

ATM Facility

In September 2018, as amended in February 2019, we entered into a Sales Agreement with JonesTrading pursuant to which we may sell from time to time, at our option, up to an aggregate of $8.0 million of shares of our common stock through JonesTrading, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement. As of March 31, 2019, we had not sold any shares of common stock through the Sales Agreement with JonesTrading and $8.0 million of common stock remained available for sale under the Sales Agreement.

In September 2018, we terminated a similar at-the-market sales agreement we had entered into with Stifel, Nicolaus & Company, Incorporated. We had sold approximately 1,037,000 shares of common stock for aggregate proceeds of approximately $3.5 million under the Stifel agreement prior to it being terminated.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(7,051)	$(6,255)
Investing activities	4,020	5,000
Financing activities	(20)	34,281
(Decrease) increase in cash and cash equivalents	$(3,051)	$33,026

Operating activities.  Net cash used in operating activities was $7.1 million and $6.3 million for the three months ended March 31, 2019 and 2018, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities.  Net cash provided by investing activities was $4.0 million and $5.0 million for the three months ended March 31, 2019 and 2018, respectively, and was due to maturities of short-term investments, partially offset by purchases of these investments.

Financing activities.  Net cash used in financing activities was $0 during the three months ended March 31, 2019. Net cash provided by financing activities was $34.3 million during the three months ended March 31, 2018 and primarily resulted from $35.2 million in gross proceeds received from the issuance of common stock and warrants, offset by $0.8 million in net repayments on borrowings under our SVB loan agreement..

Funding Requirements

At March 31, 2019, we had cash, cash equivalents and short-term investments totaling $32.1 million. We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash requirements into the third quarter of 2020, presuming our payment obligations under the 2018 Amended SVB Loan continue to follow the contractual maturity schedule. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. These uncertainties raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that the accompanying financial statements were issued.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our planned clinical trials;
•	the ability and willingness of our collaboration partners and licensees to continue clinical development of product candidates;
•	our ability to enter into and maintain our collaborations, including our collaborations with Santen, Janssen, and I-Mab;
•	our ability to achieve, and our obligations to make, milestone payments under our collaboration and license agreements;
•	the costs and timing of procuring supplies of product candidates for clinical trials and regulatory submissions;
•	the scope, progress, results and costs of preclinical development, and clinical trials of product candidates;
•	whether and when Janssen reacquires the rights to the AR Mutant Program;
•	the costs, timing and outcome of regulatory review of product candidates;
•	the revenue, if any, received from commercial sales of product candidates for which we or any of our partners, including Santen or I-Mab, may receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidates for which we receive marketing approval and do not partner for commercialization; and

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At March 31, 2019, our cash, cash equivalents and short-term investments consist of cash, money market funds, and U.S. Treasury securities. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our long-term debt bears interest at a fixed rate.

Foreign Currency Exchange Risk

We incur expenses for patients enrolled in our clinical studies and for the manufacture of clinical trial materials outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, primarily Pounds Sterling and Euros. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. However, to date, these fluctuations have not been significant. Based on our purchase commitments for our 2019 fiscal year, a movement of 1% in the U.S. dollar to Pounds Sterling exchange rate would not have a material effect on our results of operations or financial condition.

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

Based on our management’s evaluation (with the participation of our President and Chief Executive Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our President and Chief Executive Officer has concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2019, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, together with the other information contained in this Quarterly Report and in our other public filings with the SEC. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $35.0 million and $19.1 million for the years ended December 31, 2018 and 2017, respectively. At March 31, 2019, we had an accumulated deficit of $146.9 million.

We expect to continue to incur substantial expenses as we expand our development activities and advance our clinical programs. To become and remain profitable, we or our partners must succeed in developing product candidates, obtaining regulatory approval for them, and manufacturing, marketing and selling those products for which we or our partners may obtain regulatory approval. We or they may not succeed in these activities, and we may never generate revenue from product sales that is significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical and biological product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any product candidates. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, develop other product candidates or continue our operations.

We will require substantial additional financing to achieve our goals, and failure to obtain additional financing when needed could force us to delay, limit, reduce or terminate our drug development efforts. There is substantial doubt as to our ability to continue as a going concern.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our current level of research and development expenses to decrease with the termination of further enrollment in company sponsored trials of TRC105.

At March 31, 2019, we had cash, cash equivalents and short-term investments totaling $32.1 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital requirements into the third quarter of 2020. We will need additional funding to complete the development and commercialization of product candidates. In addition, in 2016 we licensed TRC253 from Janssen Pharmaceutica N.V., or Janssen, and are subject to obligations to develop the program through clinical proof of concept. We will need additional funds to complete clinical proof of concept for the TRC253 program and, to the extent we retain the program afterwards, to advance the program through later stages of development. In November 2018, we entered into separate collaboration and clinical trial agreements with I-Mab for the development of multiple immuno-oncology programs. Under the agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations.  We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches. As more fully discussed in Note 1 to the consolidated financial statements included in this report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of one year following the date that these financial statements were issued.

Regardless of our expectations, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties or we could encounter difficulties obtaining clinical trial material that could increase our development costs more than we expect. In any event, we will require additional capital prior to completing clinical development, filing for regulatory approval, or commercializing any product candidates.

In September 2018, we entered into a Capital on DemandTM Sales Agreement, or the JonesTrading Agreement, as amended in February 2019, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we could sell from time to time, at our option, up to an aggregate of $8.0 million of shares of our common stock through JonesTrading, as sales agent. In March 2017, we entered into a Common Stock Purchase Agreement, or the Aspire Agreement, with Aspire Capital Fund, LLC, or Aspire, pursuant to which, upon the terms and subject to the conditions and limitations set forth in the Aspire Agreement, Aspire committed to purchase up to an aggregate of $21.0 million of shares of our common stock at our request from time to time. As of the date of this report, we have not sold any shares of our common stock under the JonesTrading Agreement and have sold $1.0 million of shares of our common stock under the Aspire Agreement. While the JonesTrading Agreement and Aspire Agreement provide us with additional options to raise capital through sales of our common stock, there can be no guarantee that we will be able to sell shares under either agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the JonesTrading Agreement from time to time, and while Aspire is obligated to purchase shares of our common stock under the Aspire Agreement, the obligation is subject to our satisfaction of various conditions which we may not be able to meet in the future. If sales are made under either the JonesTrading Agreement or Aspire Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or commercialization of product candidates or otherwise significantly curtail, or cease, operations. If we are unable to pursue or are forced to delay our planned drug development efforts due to lack of financing, it would have a material adverse effect on our business, operating results and prospects.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to product candidates on unfavorable terms to us.

We may seek additional capital through a variety of means, including through equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to product candidates, or grant licenses on terms that are not favorable to us.

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

Risks Related to Clinical Development and Regulatory Approval of Product Candidates

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.*

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, we announced in April 2019 that the Phase 3 TAPPAS trial evaluating TRC105 in combination with Votrient (pazopanib) in patients with advanced or metastatic angiosarcoma was terminated for futility based on the recommendation of the Independent Data Monitoring Committee (IDMC) following its review of interim unblinded safety and efficacy data from more than 120 patients enrolled in the trial at the time of the analysis. Given these data, we will terminate further enrollment in trials of TRC105 in oncology. It is possible that the failure of TRC105 to show efficacy in late-stage oncology clinical trials makes it less likely that it will be effective in wet AMD due to the same mechanism of action and strategy to combine it with VEGF inhibitors. In addition, favorable results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of subsequent clinical trials.

Even if product candidates demonstrate favorable results in ongoing or planned Phase 1 and 2 clinical trials, many product candidates fail to show desired safety and efficacy traits in late-stage clinical trials despite having progressed through earlier trials. In addition to the potential lack of safety or efficacy of product candidates, clinical trial failures may result from a multitude of factors including flaws in trial design, manufacture of clinical trial material, dose selection and patient enrollment criteria, or differences in determination of progression events by investigators compared to central radiographic reviewers. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval.

If any product candidate is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our stock price would be materially and adversely affected.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.*

We may experience delays in clinical trials of product candidates. Our ongoing and planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials can be delayed for a variety of reasons, including:

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

If initiation or completion of our ongoing or planned clinical trials are delayed for any of the above reasons or other reasons, our development costs may increase, our approval process could be delayed and our ability to commercialize product candidates could be materially harmed, which could have a material adverse effect on our business. For example, we have experienced slower than anticipated enrollment in our on-going Phase 2 clinical trial of TRC253 resulting from a lower than expected frequency of a specific tumor mutation targeted by TRC253 among metastatic prostate cancer patients.

Our product candidates or those of our partners may cause adverse events or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.*

Adverse events, or AEs, caused by product candidates or other potentially harmful characteristics of product candidates could cause us, our partners, including the National Cancer Institute, or NCI, or other third party clinical trial sponsors, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval.

Phase 1 or Phase 2 clinical trials of TRC105 and TRC102 conducted to date have generated AEs related to the study drug, some of which have been serious. The most common AEs identified to date and related to TRC105 have been anemia, dilated small vessels in the skin and mucosal membranes (which may result in nosebleeds and bleeding of the gums), headache, fatigue and gastrointestinal and other symptoms during the initial infusion of TRC105. While we have not observed an exacerbation of side effects commonly associated with VEGF inhibitors in clinical trials of TRC105 in combination with a VEGF inhibitor, it is possible that future trials, including larger and lengthier Phase 3 clinical trials, may show this effect due to both drugs acting to inhibit angiogenesis simultaneously. The most common AE identified in our clinical trials of TRC102 has been anemia.  TRC253 is currently being tested in a Phase 2 clinical trial and it is possible that we could observe AEs in our Phase 2 study of TRC253 that would preclude further development or cause Janssen to not exercise its option to regain rights to the program. There can be no assurance that adverse events associated with product candidates will not be observed. As is typical in drug development, we have a program of ongoing toxicology studies in animals for clinical stage product candidates and cannot provide assurance that the findings from such studies or any ongoing or future clinical trials will not adversely affect our clinical development activities.

Further, if any approved products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing product candidates.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for product candidates, our business will be substantially harmed.*

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, we cannot guarantee that for certain oncology indications where the FDA has traditionally granted approval to therapies that can demonstrate progression-free survival, the agency will not later require us to demonstrate overall survival, which would greatly extend the time and increase the capital required to complete clinical development. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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
•

the data collected from clinical trials of product candidates may not be sufficient to support the submission of a Biologics License Application, or BLA, or a New Drug Application, or NDA, or other submission or to obtain regulatory approval in the United States or elsewhere;

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

This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market product candidates, which would harm our business, results of operations and prospects significantly.

In addition, even if we were to obtain approval, regulatory authorities may approve any product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could harm the commercial prospects for our product candidates or those of our partners.

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

We have not previously submitted a BLA or NDA, or any similar drug approval filing to the FDA or any comparable foreign authority for any product candidate, and we cannot be certain that any product candidates will be successful in clinical trials or receive regulatory approval. Further, product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more product candidates, our revenue will be dependent, to a significant extent, upon the size of the markets in the territories for which we gain regulatory approval. If the markets for patients or indications that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such products, if approved.

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

We may be unsuccessful in our efforts to obtain additional orphan drug designations from the FDA for product candidates or may not ultimately realize the potential benefits of orphan drug designation.*

The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years. We cannot guarantee that we will be able to receive orphan drug status from the FDA for any product candidates or indications. If we are unable to secure orphan drug designation for additional product candidates or indications, our regulatory and commercial prospects may be negatively impacted.

Despite orphan drug exclusivity, the FDA can still approve another drug containing the same active ingredient and used for the same orphan indication if it determines that a subsequent drug is safer, more effective or makes a major contribution to patient care, and orphan exclusivity can be lost if the orphan drug manufacturer is unable to assure that a sufficient quantity of the orphan drug is available to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar indication containing a different active ingredient. If orphan drug exclusivity is lost and we were unable to successfully enforce any remaining patents covering our eligible product candidates, we could be subject to generic competition earlier than we anticipate. In addition, if a subsequent drug is approved for marketing for the same or a similar indication as any product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity.

Obtaining and maintaining regulatory approval of product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials, as studies or trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we would intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates or those of our partners will be harmed.

Even if we receive regulatory approval of product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with product candidates.

Any product candidates for which we receive regulatory approvals will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, in order to approve product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing, as well as continued compliance with regulatory requirements for current good manufacturing practices, or cGMPs, and current good clinical practices, or cGCPs, for any clinical trials that we conduct post-approval. Moreover, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses of approved pharmaceutical products. Later discovery of previously unknown problems with product candidates, including adverse events of unanticipated severity or frequency, or with our third party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of existing approvals;
•	product seizure or detention, or refusal to permit the import or export of product candidates; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Risks Related to Our Reliance on Third Parties

We and our partners rely on third party manufacturers to make product candidates, and any failure by a third party manufacturer may delay or impair our ability to complete clinical trials or commercialize our product candidates.*

Manufacturing drugs and biologics is complicated and is tightly regulated by regulatory authorities, including the FDA and foreign equivalents. We currently rely on third party manufacturers to supply us with drug substance for preclinical and clinical trials. Moreover, the market for contract manufacturing services for drug products, including small molecules such as TRC253, is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide tight capacity, we may not be able to access the required capacity on a timely basis or on commercially viable terms, which could result in delays in initiating or completing clinical trials or our ability to apply for or receive regulatory approvals.

We rely on other third parties for drug substance and to perform additional steps in the manufacturing process, including filling into vials, shipping and storage.  For our clinical stage pipeline programs, there can be no guarantee that lack of clinical supplies will not force us or our partners to delay or terminate any ongoing or planned clinical trials.  For example, DE-122 had been supplied to us from Lonza, which we then provided to Santen under our collaboration.  In April 2019, we exercised our right to terminate the supply and manufacturing agreement with Lonza following our decision to stop further development of TRC105 in oncology, and cannot be certain that Santen will be able to procure additional supplies of DE-122 from Lonza or any other third party.

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

We do not have any long-term supply agreements for the manufacture of product candidates and cannot guarantee that any third party manufacturer would be willing to continue supplying drug product for clinical trials or commercial sale at a reasonable cost or at all.  In addition, manufacturing agreements are often subject to early termination by the third party manufacturer under certain circumstances.

The facilities used by our current or future third party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit a BLA or an NDA to the FDA. While we work closely with our third party manufacturers on the manufacturing process for product candidates, we generally do not control the implementation of the manufacturing process of, and are completely dependent on, our third party manufacturers for compliance with cGMP regulatory requirements and for manufacture of both drug substances and finished drug products. If our third party manufacturers or those of our collaborators cannot successfully manufacture material that conforms to applicable specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we may experience delays in initiating planned clinical trials and we may not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers or other third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or commercialize product candidates.

We depend in part on NCI and other third party sponsors to advance clinical development of TRC102.

NCI is currently sponsoring and funding multiple clinical trials involving TRC102. In addition, Case Western has sponsored and funded two separate clinical trials involving TRC102. The advancement of TRC102 depends in part on the continued sponsorship and funding of clinical trials by these organizations, as our resources and capital would not be sufficient to conduct these trials on our own. None of these third party sponsors are obligated to continue sponsorship or funding of any clinical trials involving our product candidates and could stop their support at any time. If these third party sponsors ceased their support for our product candidates, our ability to advance clinical development of product candidates could be limited and we may not be able to pursue the number of different indications for our product candidates that are currently being pursued.

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

We are dependent on our license agreement with Santen to develop and commercialize our endoglin antibodies, including DE-122, in the field of ophthalmology and may enter into additional license agreements with third parties. The failure to maintain our license agreements or the failure of our licensees to perform their obligations under the agreements, could negatively impact our business.*

Pursuant to the terms of our license agreement with Santen, we granted Santen an exclusive, worldwide license to certain patents, information and know-how related to our endoglin antibodies, including carotuximab, which is referred to by Santen as DE-122, for development and commercialization in ophthalmology indications, excluding systemic treatment of ocular tumors. Consequently, our ability to realize value or generate any revenues from our endoglin antibodies in the field of ophthalmology depends on Santen’s willingness and ability to develop and obtain regulatory approvals for and successfully commercialize product candidates using our technology for these indications. We have limited control over the amount and timing of resources that Santen or any other licensees will dedicate to their respective efforts. In particular, we will not be entitled to receive additional milestone or royalty payments from Santen absent further development and eventual commercialization of endoglin antibodies in ophthalmology indications.

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

•

our licensees may not provide us with timely and accurate information regarding development progress and activities under the license agreement, which could adversely impact our ability to report progress to our investors;

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

Pursuant to the terms of our strategic collaboration and clinical trial agreements with I-Mab, we are largely responsible for clinical development activities and I-Mab is responsible for pre-clinical development and manufacturing activities. Consequently, our ability to realize value or generate any revenues from the development of product candidates in collaboration with I-Mab will depend in part of I-Mab’s willingness and ability to successfully complete pre-clinical development and manufacturing activities, in addition to funding agreed-upon portions of the costs of clinical development.  We have limited control over the amount and timing of resources that I-Mab will dedicate to its respective efforts, and have limited rights in the event that I-Mab determines to cease development or manufacturing activities or funding for any product candidate under the collaboration.  We could also encounter disagreements with I-Mab over the timing and scope of development or manufacturing of any product candidates under the collaboration or which, if any, bispecific antibody product candidates are selected for development.

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

We rely on third parties to conduct preclinical studies and clinical trials of product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for product candidates.

We do not have our own capabilities to perform preclinical testing of product candidates, and therefore rely entirely on third party contractors and laboratories to conduct these studies for us. In addition, while we intend to continue designing, monitoring and managing our clinical trials of product candidates using our clinical operations and regulatory team, we still depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials at their sites under agreements with us. We will compete with many other companies for the resources of these third party contractors, laboratories, investigators and collaborators, and the initiation and completion of our preclinical studies and clinical trials may be delayed if we encounter difficulties in engaging these third parties or need to change service providers during a study or trial.

We control only certain aspects of the activities conducted for us by the third parties on which we currently rely and on which we will rely in the future for our preclinical studies and clinical trials. Nevertheless, we are responsible for ensuring that each of our clinical trials and certain of our preclinical studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. With respect to clinical trials, we and these third parties are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials must be conducted with product candidates produced under cGMPs and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state health care laws, including, among others, fraud and abuse, false claims, privacy and security, and physician payment transparency laws. Any third parties conducting our preclinical studies and clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical and clinical development programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our preclinical studies and clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize product candidates. As a result, our financial results and the commercial prospects for our product candidates or those of our partners would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of March 31, 2019, we are the exclusive licensee of six issued U.S. patents, two pending U.S. patent applications, sixteen issued non-U.S patents and two pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.” We are also the exclusive licensee of 2 issued U.S. patents, 3 issued non-U.S. patents, 1 pending U.S. patent application, and 40 pending non-U.S. applications related to TRC253.

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

We are a party to a number of license agreements that are important to our business, and we may enter into additional license agreements in the future. Carotuximab is protected, in part, by patents exclusively in-licensed from Roswell Park Cancer Institute. TRC102 is protected, in part, by patents exclusively licensed from Case Western. TRC253 and associated intellectual property have been licensed from Janssen.

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

Risks Related to Commercialization of Product Candidates

Even if we obtain regulatory approval of product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers, third party payors and others in the medical community.*

Factors that will influence whether product candidates are accepted in the market include:

•	the clinical indications for which product candidates are approved, if any;
•	physicians, hospitals, cancer treatment centers and patients considering product candidates as a safe and effective treatment;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
•	the timing of market introduction of product candidates as well as competitive products;
•	the cost of treatment in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement by governmental and commercial third party payors;
•	the willingness of patients to pay out-of-pocket in the absence of coverage by governmental and commercial third party payors;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•	the effectiveness of our sales and marketing efforts.

If, for any of these or other reasons, product candidates fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers, third party payors or others in the medical community, we will not be able to generate significant revenue. Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize product candidates.*

We face competition both in the United States and internationally, including from major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing product candidates against competitors.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from “biosimilars” due to the changing regulatory environment. In the United States, the Biologics Price Competition and Innovation Act created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or “biosimilar,” to or “interchangeable” with an FDA-approved biological product. This pathway could allow competitors to reference data from biological products already approved after 12 years from the time of approval. Future FDA standards or criteria for determining biosimilarity and interchangeability, and FDA discretion to determine the nature and extent of product characterization, non-clinical testing and clinical testing on a product-by-product basis, may further facilitate the approval of biosimilar products and their ability to compete with our product candidates or those of our partners. In addition, companies may be developing biosimilars in other countries that could compete with our products. If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences. Any such event or further changes in the law could decrease the period for which we have exclusivity and consequently negatively impact our business and competitive position. Expiration or successful challenge of our applicable patent rights could also trigger competition from other products, assuming any relevant exclusivity period has expired.

Finally, as a result of the expiration or successful challenge of our patent rights, we could face litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.

Coverage and reimbursement may be limited or unavailable in certain market segments for product candidates, which could make it difficult for us to sell product candidates profitably.

Successful sales of product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third party payors. In addition, because our product candidates and those of our partners represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from these product candidates.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Obtaining coverage and reimbursement approval of a product from a government or other third party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data to each payor separately for the use of our products, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Patients are unlikely to use product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of product candidates.

We intend to seek approval to market product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of product candidates will depend significantly on the availability of coverage and adequate reimbursement from third party payors for product candidates.

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

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for product candidates, if we obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products;
•	our ability to obtain market acceptance in the medical community;
•	our ability to generate revenue and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

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

If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.*

If any product candidates are approved for commercialization, we expect that we or our partners will be subject to additional risks related to entering into international business relationships, including:

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

If we or our partners outside of the Unites States are unable to successfully manage these risks associated with international operations, the market potential for our product candidates or those of our partners outside the Unites States will be limited and our results of operations may be harmed.

Risks Related to Our Business and Industry

If we fail to develop, acquire or in-license other product candidates or products, our business and prospects will be limited.

We do not have internal new drug discovery capabilities or a technology platform with which to develop novel product candidates. Unless we develop or acquire these capabilities or a technology platform, our only means of expanding our product pipeline will be to acquire or in-license product candidates that complement or augment our current targets, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. In addition, part of our corporate strategy is to leverage our existing internal clinical development and regulatory capabilities by entering into collaborations where we conduct development activities related to third party product candidates in exchange for commercialization and payment rights, such as our collaboration with Janssen with respect to TRC253 and our collaboration with I-Mab with respect to I-Mab’s proprietary CD73 antibody, TJ004309, and potential bispecific antibody candidates.  Identifying, selecting and acquiring or licensing promising product candidates requires substantial technical, financial and human resources. Efforts to do so may not result in the actual development, acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. With respect to TRC253, Janssen has an option to reacquire the intellectual property rights to the program on pre-negotiated terms until a certain period of time following the completion of clinical proof of concept.  If Janssen exercises this right, while we would be entitled to receive an up-front payment and would have the opportunity to receive future milestone and royalty payments from Janssen, we would have no further rights to develop, commercialize or realize value from TRC253. With respect to TJ004309, if I-Mab licenses rights to TJ004309 to a third party, while we would be entitled to receive varying portions of royalty and non-royalty payments from I-Mab, we would have no further rights to develop, commercialize or realize value from TJ004309. If we are unable to retain existing product candidates and add additional product candidates to our pipeline, we may not be able to execute on an important part of our business strategy and our long-term business and prospects will be limited.

If we fail to attract and keep senior management and key clinical operations and regulatory personnel, we may be unable to successfully develop product candidates and execute our business strategy.

We are highly dependent on members of our senior management, including Charles Theuer, M.D., Ph.D., our President and Chief Executive Officer. Our clinical development strategy and ability to directly manage or oversee our on-going and planned clinical trials are also dependent on the members of our clinical operations and regulatory team. The loss of the services of any of these persons could impede the development of product candidates and our ability to execute our business strategy. We may be particularly impacted by the unexpected loss of employees due to our small employee base and limited ability to quickly shift responsibilities to other employees in our organization. We do not maintain “key person” insurance for any of our executives or other employees.

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

As we seek to advance product candidates through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with additional third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with partners, consultants, suppliers and other third parties. Future growth will impose significant added responsibilities on members of our management, including having to divert a disproportionate amount of its attention away from day-to-day operating activities to implement and manage future growth. Our future financial performance and our ability to commercialize product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and, if necessary, sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

The use of product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates or those of our partners. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;
•	withdrawal of clinical trial participants;
•	costs due to related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	the inability to commercialize product candidates; and
•	decreased demand for product candidates, if approved for commercial sale.

We currently carry product liability insurance covering our clinical trials with limits we believe are customary for other companies in our field and stage of development. Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

We are dependent upon our own or third party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, malicious intrusion, or random attack. Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including our clinical trial data, intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Third party sites that take part in clinical trials we sponsor or third parties that are also sponsoring clinical trials involving our product candidates or those of our partners, such as NCI and Case Western, face similar risks and any security breach of their systems could adversely affect us. A security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue. Any of these events could be particularly harmful to our business due to our reliance on internal clinical development functions and systems to conduct our clinical trials. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. In addition, NCI may be affected by government shutdowns or withdrawn funding, which may lead to suspension or termination of ongoing NCI-sponsored clinical development of our product candidates. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. In addition, our ability and the ability of our partners to obtain clinical supplies of product candidates could be disrupted if the operations of our third party manufacturers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters are located in San Diego, California near major earthquake faults and fire zones. The ultimate impact on us and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

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

Even though our common stock trades on the Nasdaq Global Market, we cannot assure you that an active, liquid trading market for our shares will develop or persist. Our stockholders may not be able to sell their shares quickly or at a recently reported market price if trading in our common stock is not active.  The trading price of our common stock has been, and is likely to continue to be, volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in clinical trials;
•	inability to obtain additional funding;
•	any delay in filing a BLA or an NDA for any product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that BLA or NDA;
•	failure to successfully develop and commercialize product candidates;
•	changes in laws or regulations applicable to product candidates;
•	changes in the structure of healthcare payment systems;

•	inability to obtain adequate product supply for product candidates, or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products or technologies by our competitors;
•	failure to meet or exceed product development or financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, collaborations, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future, in particular any sales by significant stockholders or our affiliates; and
•	trading volume of our common stock.

In addition, the stock market in general, and the Nasdaq Global Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

If we fail to continue to meet all applicable listing requirements, our common stock may be delisted from the Nasdaq Global Market, which could have an adverse impact on the liquidity and market price of our common stock.*

Our common stock is currently listed on the Nasdaq Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the Nasdaq listing requirements in the future, including, for example, if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days, Nasdaq could determine to delist our common stock. As of May 10, 2019, the closing price of our common stock on the Nasdaq Global Market was $0.685 per share.  A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and result in the loss of confidence in our company. Although Nasdaq may provide us with a compliance period in which to regain compliance with the listing requirements, we cannot assure you that we would be able to regain compliance within the period provided by Nasdaq.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of March 31, 2019, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned over 45% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(1)	Amended and Restated Bylaws, as currently in effect.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
4.3(3)	Investor Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.
4.4(4)	Registration Rights Agreement, dated March 14, 2017, by and between the Registrant and Aspire Capital Fund, LLC.
4.5(4)	Common Stock Purchase Agreement, dated March 14, 2017 by and between TRACON Pharmaceuticals, Inc. and Aspire Capital Fund, LLC.
4.6(5)	Securities Purchase Agreement, dated March 22, 2018, among TRACON Pharmaceuticals, Inc. and the purchasers listed on Exhibit A thereto.
10.1(6)	Amended and Restated Employment Agreement by and between the Registrant and Charles P. Theuer, M.D., Ph.D., dated February 5, 2019.
10.2(6)	Amendment One to License and Option Agreement between the Registrant and Janssen Pharmaceutica N.V. dated January 15, 2019.
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2017.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 23, 2018.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2019.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: May 14, 2019	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer and principal financial officer)