Form 10-Q
period 2019-06-30
Tracon Pharmaceuticals, Inc.
filed 2019-08-07
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

The number of outstanding shares of the registrant’s common stock as of August 2, 2019 was 29,937,457.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,336	$25,136
Short-term investments	—	13,968
Prepaid and other assets	594	1,499
Total current assets	26,930	40,603
Property and equipment, net	32	45
Other assets	989	—
Total assets	$27,951	$40,648
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,466	$10,947
Accrued compensation and related expenses	937	1,464
Long-term debt, current portion	2,536	1,084
Total current liabilities	13,939	13,495
Other long-term liabilities	1,036	368
Long-term debt, less current portion	4,057	5,343
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at June 30, 2019 and December 31, 2018; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 at June 30, 2019 and December 31, 2018; issued and outstanding shares — 29,937,457 and 29,871,327 at June 30, 2019 and December 31, 2018, respectively	30	30
Additional paid-in capital	162,088	161,072
Accumulated deficit	(153,199)	(139,660)
Total stockholders’ equity	8,919	21,442
Total liabilities and stockholders’ equity	$27,951	$40,648

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Collaboration revenue	$—	$—	$—	$3,000
Operating expenses:
Research and development	4,347	8,115	9,561	17,553
General and administrative	1,893	1,622	3,842	3,373
Total operating expenses	6,240	9,737	13,403	20,926
Loss from operations	(6,240)	(9,737)	(13,403)	(17,926)
Other income (expense):
Interest expense, net	(87)	(23)	(133)	(192)
Other income (expense), net	1	6	(3)	—
Total other expense	(86)	(17)	(136)	(192)
Net loss	$(6,326)	$(9,754)	$(13,539)	$(18,118)

Net loss per share, basic and diluted	$(0.21)	$(0.33)	$(0.45)	$(0.76)
Weighted-average shares outstanding, basic and diluted	29,929,364	29,706,717	29,910,789	23,992,497

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(13,539)	$(18,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,012	1,370
Depreciation and amortization	13	14
Noncash interest	123	146
Amortization of debt discount	43	51
Amortization of premium/discount on short-term investments	(52)	(11)
Deferred rent	—	9
Deferred revenue	—	(3,000)
Changes in assets and liabilities:
Prepaid expenses and other assets	905	97
Accounts payable and accrued expenses	(802)	3,683
Accrued compensation and related expenses	(527)	(673)
Net cash used in operating activities	(12,824)	(16,432)
Cash flows from investing activities
Purchases of available-for-sale short-term investments	(4,980)	(18,923)
Proceeds from the maturity of available-for-sale short-term investments	19,000	5,000
Net cash provided by (used in) investing activities	14,020	(13,923)
Cash flows from financing activities
Proceeds from long-term debt	—	7,000
Repayment of long-term debt	—	(8,320)
Proceeds from sale of common stock and warrants, net of offering costs	—	36,507
Proceeds from issuance of common stock under equity plans	24	213
Payment of tax withholdings related to net share settlements of vested restricted stock awards	(20)	(78)
Net cash provided by financing activities	4	35,322
Increase in cash and cash equivalents	1,200	4,967
Cash and cash equivalents at beginning of period	25,136	29,467
Cash and cash equivalents at end of period	$26,336	$34,434

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

Basis of Presentation

As of June 30, 2019, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of June 30, 2019, the Company had an accumulated deficit of $153.2 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At June 30, 2019, the Company had cash and cash equivalents of $26.3 million. Based on the Company’s current business plan, management believes that there is substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they become due within one year from the date these financial statements are issued. The Company’s ability to execute its operating plan through 2020 and beyond depends on its ability to obtain additional funding through equity offerings, debt financings, or potential licensing and collaboration arrangements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements, including equity financing through the common stock purchase agreement the Company entered into with Aspire Capital Fund, LLC in March 2017 for the purchase of up to $21.0 million of the Company’s common stock over a 30 month period, which expires in September 2019, and/or the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading Institutional Services LLC (JonesTrading) in September 2018, as amended in February 2019, pursuant to which the Company could sell, at its option, up to an aggregate of $8.0 million of the Company’s common stock, all of which remains available for sale. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements at June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, included in its Annual Report on Form 10-K filed with the SEC on March 1, 2019.

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. The most significant estimates in the Company’s financial statements relate to revenue recognition and expenses incurred for clinical trials. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites, CROs, and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2019 and 2018, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	June 30,
	2019	2018
Warrants to purchase common stock	15,619,113	15,619,113
Common stock options and restricted stock units	4,368,911	3,125,753
ESPP shares	3,825	4,289
	19,991,849	18,749,155

Leases

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are included in Other assets, Accounts payable and accrued expenses, and Other long-term liabilities within the consolidated balance sheet. The Company currently does not have any finance leases.

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

Realized gains and losses from the sale of short-term investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of operations. Realized and unrealized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations. At June 30, 2019, the Company had no short-term investments.

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

Cash equivalents, which are classified as equity securities, and short-term investments, which are classified as available-for-sale securities, consisted of the following (in thousands):

	June 30, 2019				December 31, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$5,001	$—	$—	$5,001	$5,832	$—	$—	$5,832
U.S. treasury securities	—	—	—	—	13,968	—	—	13,968
	$5,001	$—	$—	$5,001	$19,800	$—	$—	$19,800
Classified as:
Cash equivalents				$5,001				$5,832
Short-term investments				—				13,968
Total Cash equivalents and Short-term investments				$5,001				$19,800

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2019
Money market funds included in Cash equivalents	$5,001	$—	$5,001	$—
At December 31, 2018
Money market funds and U.S. treasury securities, included in Cash equivalents and Short-term investments	$19,800	$—	$19,800	$—

3.	Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Long-term debt	$7,000	$7,000
Less debt discount, net of current portion	(143)	(257)
Long-term debt, net of debt discount	6,857	6,743
Less current portion of long-term debt	(2,800)	(1,400)
Long-term debt, net of current portion	$4,057	$5,343
Current portion of long-term debt	$2,800	$1,400
Current portion of debt discount	(264)	(316)
Current portion of long-term debt, net	$2,536	$1,084

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

The 2018 Amended SVB Loan provides for interest to be paid at a rate of 9.0% per annum.  Interest-only payments were due monthly through June 30, 2019. Thereafter, in addition to interest accrued during such period, the monthly payments include an amount equal to the outstanding principal at June 30, 2019 divided by 30 months. At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 4.0% of the original principal amount borrowed.

The 2018 Amended SVB Loan provides for prepayment fees of 2.0% of the amount prepaid if the prepayment occurs after May 3, 2019 but prior to May 3, 2020 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

The 2018 Amended SVB Loan is collateralized by substantially all of the Company’s assets, other than the Company’s intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the 2018 Amended SVB Loan. As of June 30, 2019, the Company was in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

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

At June 30, 2019, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
May 13, 2022	18,415		$10.86
November 14, 2023 through June 4, 2024	38,758		$7.74
January 25, 2024	46,692		$5.14
May 3, 2025	53,639		$2.61
	157,504

Future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment, are as follows (in thousands):

Remaining 2019	1,694
2020	3,195
2021	3,218
8,107
Less interest and final payment	(1,107)
Long-term debt	$7,000

4.	Commitments and Contingencies

Lonza Biologics Tuas Pte Ltd (Lonza)

On February 22, 2017, the Company entered into a long-term manufacturing agreement (Manufacturing Agreement) with Lonza for the long term manufacture and supply of registration and commercial batches of TRC105. Under the Manufacturing Agreement, Lonza agreed to manufacture TRC105 pursuant to purchase orders and in accordance with the manufacturing specifications agreed upon between the Company and Lonza. Following the announcement of the TAPPAS interim unblinded safety and efficacy data in April 2019, the Company exercised its right to terminate the Manufacturing Agreement as a result of its decision to terminate further TRC105 development in oncology. As a result of the discontinuation of TRC105, costs associated with certain batches prior to regulatory approval and batches following regulatory approval will not be incurred, however the Company will be obligated to pay for any costs incurred associated with work completed prior to the termination.

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

At June 30, 2019, potential future milestone payments under these agreements, including future milestone payments associated with TRC253 acquired from Janssen Pharmaceutica N.V. (Janssen) should they not exercise their option to regain their rights to certain assets as discussed in Note 6, totaled an aggregate of approximately $66.0 million.

5.	Stockholders’ Equity

Stockholders’ Equity

The following tables present the changes in stockholders’ equity (in thousands, except share data):

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2018	29,871,327	$30	$161,072	$(139,660)	$21,442
Issuance of common stock under equity plans	27,371	—	(20)	—	(20)
Stock-based compensation expense	—	—	596	—	596
Net loss	—	—	—	(7,213)	(7,213)
Balance at March 31, 2019	29,898,698	$30	$161,648	$(146,873)	$14,805
Issuance of common stock under equity plans	38,759	—	24	—	24
Stock-based compensation expense	—	—	416	—	416
Net loss	—	—	—	(6,326)	(6,326)
Balance at June 30, 2019	29,937,457	$30	$162,088	$(153,199)	$8,919

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2017	17,711,928	$18	$121,670	$(104,701)	$16,987
Issuance of common stock under equity plans	38,019	—	(78)	—	(78)
Stock-based compensation expense	—	—	706	—	706
Vested shares related to repurchase liability	—	—	3	—	3
Issuances of common stock and warrants, net of offering costs	10,691,588	10	33,225	—	33,235
Net loss	—	—	—	(8,364)	(8,364)
Balance at March 31, 2018	28,441,535	$28	$155,526	$(113,065)	$42,489
Issuance of common stock under equity plans	149,126	—	213	—	213
Stock-based compensation expense	—	—	664	—	664
Vested shares related to repurchase liability	—	—	3	—	3
Issuances of common stock and warrants, net of offering costs	1,238,937	2	3,341	—	3,343
Net loss	—	—	—	(9,754)	(9,754)
Balance at June 30, 2018	29,829,598	$30	$159,747	$(122,819)	$36,958

Sales of Common Stock

In March and April 2018, the Company sold 11,930,525 shares of its common stock at a purchase price of $2.70 per share, warrants to purchase 1,765,542 shares of its common stock at a purchase price of $2.69 per share and an exercise price of $0.01 per share (the Pre-Funded Warrants) and warrants to purchase 13,696,067 shares of its common stock at a purchase price of $0.125 per share and an exercise price of $2.70 per share (the Common Warrants) for net proceeds of approximately $36.5 million in a private placement to new and certain existing accredited investors.  In accordance with their terms, the Pre-Funded Warrants and the Common Warrants may not be exercised if the holder’s ownership of the Company’s common stock would exceed 9.99% or 19.99% of the Company’s total shares outstanding following such exercise, depending on the investor.  Both the Pre-Funded Warrants and the Common Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. In April 2018, in connection with this transaction, the Company paid Angel Pond Capital, an affiliate of a holder of more than 5% of the Company’s common stock and an affiliate of a member of the Company’s Board of the Directors at that time, a fee totaling approximately $1.9 million as consideration for acting as a nonexclusive placement agent for this financing.

At-The-Market Issuance Sales Agreement

In September 2018, the Company entered into the Sales Agreement, as amended in February 2019, with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $8.0 million of the Company’s shares of its common stock through JonesTrading, as sales agent.  The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement. During the three and six months ended June 30, 2019 and the year ended December 31, 2018, the Company sold no shares of common stock through the Sales Agreement with JonesTrading and $8.0 million of common stock remains available for sale under the Sales Agreement.

In September 2018, the Company terminated its At-the-Market Equity Offering Sales Agreement (Stifel Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel). The Company had sold an aggregate of approximately $3.5 million of common stock through Stifel pursuant to the Stifel Sales Agreement prior to termination.

Equity Plan Activity

During the three and six months ended June 30, 2019, the Company issued no shares of common stock upon the exercise of outstanding stock options. During the three and six months ended June 30, 2019, the Company issued no shares and 27,371 shares, respectively, of common stock upon the vesting of restricted stock units. The Company withheld 18,934 shares of common stock on the vesting date of certain restricted stock units to settle the employees’ minimum statutory tax obligations for income and other related employment taxes, the payment of which is reported as a financing activity in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2019. During the three and six months ended June 30, 2019, the Company issued 38,759 shares of common stock in connection with the employee stock purchase plan. During the year ended December 31, 2018, the Company issued 136,720 shares of common stock upon the exercise of outstanding stock options, 38,019 shares of common stock upon the vesting of restricted stock units, and 54,135 shares of common stock in connection with the employee stock purchase plan.

Common Stock Warrants

As of June 30, 2019, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
May 13, 2022	18,415	$10.86
November 14, 2023 through June 4, 2024	38,758	$7.74
January 25, 2024	46,692	$5.14
March 27, 2024	13,696,067	$2.70
March 27, 2025	1,765,542	$0.01
May 3, 2025	53,639	$2.61
	15,619,113

During the three and six months ended June 30, 2019 and the year ended December 31, 2018, no warrants were exercised.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Risk-free interest rate	1.9%	2.7%	2.6%	2.8%
Expected volatility	87%	80%	81%	80%
Expected term (in years)	5.5	6.1	6.2	6.2
Expected dividend yield	—%	—%	—%	—%

 Stock compensation expense for the ESPP was immaterial for the three and six months ended June 30, 2019 and 2018.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$205	$375	$521	$739
General and administrative	211	289	491	631
	$416	$664	$1,012	$1,370

6.	Collaborations

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of June 30, 2019 and December 31, 2018, two development milestones had been received totaling $10.0 million.  If carotuximab products are successfully commercialized in the field of ophthalmology, Santen will be required to pay the Company tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse the Company for all royalties due by the Company under certain third party agreements with respect to the use, manufacture or commercialization of carotuximab products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of the Company’s patent rights applicable to the carotuximab products in a given country or 12 years after the first commercial sale of the first carotuximab product commercially launched in such country.

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

As of June 30, 2019, the transaction price includes the $10.0 million upfront payment and the two development milestones received totaling $10.0 million, all of which had been fully recognized as revenue at December 31, 2017.  The remaining $62.5 million of potential development and regulatory milestone payments are fully constrained as the achievement of the milestones is not considered probable, and therefore no amounts have been included in the transaction price for these remaining milestones.  In addition, in accordance with ASU 2014-09, any consideration related to the commercialization and sales-based milestones (including royalties) will be recognized when the related sales occur and have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Revenue recognized related to this agreement totaled $0 for the three and six months ended June 30, 2019 and 2018.

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

The Company leases its office space under a non‑cancelable operating lease that expires in April 2022 and may be extended for an additional term of 60 months. The option to extend this lease has been excluded from the lease term as the Company is not reasonably certain that the option will be exercised. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Operating lease expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company does not have any finance leases, nor any other operating leases.

Supplemental cash flow information, as of June 30, 2019, related to operating leases was as follows (in thousands):

Cash paid within operating cash flows	$208
Right-of-use assets recognized in exchange for new lease obligations	$1,143

Supplemental balance sheet information, as of June 30, 2019, related to operating leases was as follows (in thousands, except lease term and discount rate):

Reported as:
Other assets (ROU asset)	$989

Accounts payable and accrued expenses (lease liability)	$327
Other long-term liabilities (lease liability)	756
Total lease liabilities	$1,083

Weighted average remaining lease term	2.80
Weighted average discount rate	11.30%

As of June 30, 2019, the maturities of the Company’s operating lease liabilities are as follows (in thousands):

Remaining 2019	$215
2020	442
2021	461
2022	156
Total lease payments	1,274
Less imputed interest	(191)
Total operating lease liabilities	$1,083

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, wet age-related macular degermation, or wet AMD, through our license to Santen Pharmaceutical Co. Ltd. (Santen), and utilizing our product development platform to partner with ex-U.S. companies to develop and commercialize innovative products in the United States. In April, we announced the termination of enrollment in trials of TRC105 (carotuximab) in oncology following the Independent Data Monitoring Committee (IDMC) recommendation that the Phase 3 TAPPAS trial be terminated for futility. We continue to terminate activities, including manufacturing, related to TRC105 development in oncology and are working with investigators to appropriately conclude the clinical studies in a manner consistent with the best interest of patients.

We continue to support Santen’s development of the ophthalmic formulation of carotuximab, called DE-122, for the treatment of wet AMD, the leading cause of blindness in the Western world. In March 2014, Santen licensed from us exclusive worldwide rights to develop and commercialize our endoglin antibodies for ophthalmology indications and in July 2017, Santen initiated dosing in the randomized Phase 2a AVANTE study of DE-122, which is a randomized controlled trial assessing the efficacy and safety of repeated intravitreal injections of DE-122 in combination with Lucentis® (ranibizumab) compared to Lucentis single agent therapy in patients with wet AMD. Santen completed enrollment in the randomized Phase 2a AVANTE study and we expect top-line data in the first half of 2020.

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

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting base excision repair, or BER. In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy in the treatment of cancer patients.  TRC102 began Phase 2 testing in mesothelioma in combination with the approved chemotherapeutic Alimta in 2015. TRC102 is also being studied in three Phase 1 clinical trials: in combination with Alimta and cisplatin in mesothelioma patients, in combination with chemoradiation in lung cancer patients, and in combination with Temodar in ovarian, lung and colorectal cancer patients. All current TRC102 trials are sponsored and funded by the National Cancer Institute (NCI). We retain global rights to develop and commercialize TRC102 in all indications.

TRC253 is being developed for the treatment of men with prostate cancer and is a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR) and multiple AR mutant receptors containing point mutations that cause drug resistance to currently approved treatments. We expect top-line data from the Phase 2 portion of the study by the end of 2020.  Until 90 days after we complete the initial Phase 1/2 study, Janssen has an exclusive option to reacquire full rights to TRC253 for an upfront payment of $45.0 million to us, and obligations to make regulatory and commercialization milestone payments totaling up to $137.5 million upon achievement of specified events and a low single-digit royalty. If Janssen does not exercise its exclusive option to reacquire the program, we would then retain worldwide development and commercialization rights, in which case we would be obligated to pay Janssen a total of up to $45.0 million in development and regulatory milestones upon achievement of specified events, in addition to a low single digit royalty.

TJ004309, also known as TJD5, is a novel humanized antibody against CD73 expressed on stromal cells and tumors that converts extracellular adenosine monophosphate (AMP) to highly immunosuppressive adenosine. We are developing TJ004309 in collaboration with I-Mab under a strategic collaboration and clinical trial agreement that we entered into in November 2018 (the TJ004309 Agreement). In July 2019, we began enrollment in a Phase 1 clinical study to assess safety and preliminary efficacy of

TJ004309 as a single agent and when combined with the PD-L1 checkpoint inhibitor Tecentriq® (atezolizumab) in patients with advanced solid tumors. We also entered into a separate strategic collaboration and clinical trial agreement (the Bispecific Agreement) which allows for the development of up to five of I-Mab’s proprietary bispecific antibody product candidates to be nominated within a five-year period for development and commercialization in North America, with the option to opt-in and acquire product rights outside of Greater China and Korea prior to completing the first pivotal clinical study for a product candidate.

The following table summarizes key information regarding ongoing and planned development of product candidates:

	Phase	Data Expected
DE-122 (Santen)
Wet AMD	Randomized Phase 2	2020
TRC253
Prostate Cancer	Phase 2	2020
TJ004309 (I-Mab)
Solid Tumors	Phase 1	2020
TRC102
Mesothelioma	Phase 2	2020
Solid tumors	Phase 1	2020
Solid tumors and Lymphomas	Phase 1/2	2020
Lung Cancer	Phase 1	2020

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

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt under our credit facilities with Silicon Valley Bank (SVB). At June 30, 2019, we had cash and cash equivalents totaling $26.3 million.

We have incurred losses from operations in each year since our inception. Our net losses were $35.0 million and $19.1 million for the years ended December 31, 2018 and 2017, respectively. At June 30, 2019, we had an accumulated deficit of $153.2 million.

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

2019 Developments

In July, we initiated dosing of the first patient in a Phase 1 study of TJ004309 (CD73 antibody), which doses TJ004309 as a single agent and in combination with Tecentriq in patients with advanced solid tumors. We expect to report top-line data from this study in the second half of 2020.

In July, Phase 1 data from the ongoing Phase 1/2 clinical trial of TRC253 in patients with metastatic castrate resistant prostate cancer was published in the 2019 ASCO Proceedings. We enrolled 22 patients with metastatic castrate resistant prostate cancer who had progressed on prior Xtandi® (enzalutamide) or Erleada™ (apalutamide) treatment into one of six cohorts of escalating doses of TRC253 in the Phase 1 portion of the trial. Target PK exposures were achieved consistently with the 280 mg daily oral dose, which was selected as the recommended Phase 2 dose. The single patient with a F877L androgen receptor (AR) point mutation at baseline remained on treatment for 49 weeks with a partial response by RECIST. The remaining 21 patients did not have a F877L AR point mutation at baseline, and 48% (10) remained on study for at least six months and one patient had a greater than 50% decrease in prostate specific antigen (PSA). TRC253 was well-tolerated and no drug-related serious adverse events were reported. Drug-related adverse events included QTcF prolongation, elevated lipase, fatigue, arthralgia, diarrhea, and platelet count decrease, with QTcF prolongation being the most frequently observed adverse event. Based on evidence of potential efficacy in the data from the completed Phase 1 portion of the study, an additional cohort of patients was added to the ongoing Phase 2 study. Enrollment is ongoing in the new cohort with a defined point mutation, as well as the two existing cohorts, the first including patients with a F877L AR mutation and the second consisting of patients with another basis for resistance to Xtandi or Erleada.

In April, we announced the termination of enrollment in trials of TRC105 (carotuximab) in oncology following the Independent Data Monitoring Committee (IDMC) recommendation that the Phase 3 TAPPAS trial be terminated for futility. We continue to terminate activities, including manufacturing, related to TRC105 development in oncology and are working with investigators to appropriately conclude the clinical studies in a manner consistent with the best interest of patients.

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

Collaboration and License Agreements

Collaboration Agreements with I-Mab Biopharma

In November 2018, we entered into separate strategic collaboration and clinical trial agreements (the Collaboration Agreements) with I-Mab for the development of multiple immuno-oncology programs, including I-Mab’s proprietary CD73 antibody TJ004309 as well as up to five proprietary bispecific antibodies currently under development by I-Mab.

In the TJ004309 Agreement, we are collaborating with I-Mab on developing TJ004309, also known as TJD5, and will bear the costs of filing an IND and for Phase 1 clinical trials, share costs equally for Phase 2 clinical trials, and we will bear 40% and I-Mab 60% of the costs for pivotal clinical trials. I-Mab will also be responsible for the cost of certain non-clinical activities and the supply of TJ004309 and any reference drugs used in the development activities.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. If carotuximab products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of carotuximab products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the carotuximab products in a given country or 12 years after the first commercial sale of the first carotuximab product commercially launched in such country. As of June 30, 2019, $10.0 million of the development milestones have been achieved and received in accordance with the agreement.

Financial Operations Overview

Revenue

Our revenue to date has been derived from our March 2014 collaboration with Santen and our December 2017 collaboration with Ambrx. In February 2019, Ambrx notified us that it had elected to terminate the agreement, which became effective 90 days after the notice.  The terms of these arrangements contain multiple promised goods and services.  The license agreements provide for the receipt of multiple types of payments, including a non-refundable upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance and drug product, reimbursement of certain development costs, milestone payments, and royalties on net product sales. In accordance with our revenue recognition policy, we have identified one performance obligation for all the promised goods or services under the agreements and recognized revenue for the fixed or determinable collaboration consideration on a straight-line basis over the estimated development period for the Santen license, and at a point in time for the Ambrx license.

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

Research and development costs, including third party costs reimbursed by Santen and I-Mab as part of our collaboration, are expensed as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received.

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Third-party research and development expenses:
TRC105	$1,942	$5,402	$4,006	$12,151
TRC253	863	929	2,082	1,863
TRC102	21	22	43	46
TRC694	10	122	141	197
TJ004309	50	—	114	—
Total third-party research and development expenses	2,886	6,475	6,386	14,257
Unallocated expenses	1,461	1,640	3,175	3,296
Total research and development expenses	$4,347	$8,115	$9,561	$17,553

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

Leases

We determine if an arrangement contains a lease at inception. For arrangements where we are the lessee, operating leases are included in Other assets, Accounts payable and accrued expenses, and Other long-term liabilities within the consolidated balance sheet. We currently do not have any finance leases.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$—	$—	$—
Research and development expenses	4,347	8,115	(3,768)
General and administrative expenses	1,893	1,622	271
Other expense	(86)	(17)	(69)

Collaboration revenue.  Collaboration revenue was $0 for the three months ended June 30, 2019 and 2018.

Research and development expenses.  Research and development expenses were $4.3 million and $8.1 million for the three months ended June 30, 2019 and 2018, respectively. The decrease of $3.8 million was primarily due to lower drug manufacturing expenses and direct clinical trial expenses following the termination of further enrollment in company sponsored trials of TRC105.

General and administrative expenses.  General and administrative expenses were $1.9 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively. The increase of $0.3 million was primarily due to corporate related expenses, partially offset by lower stock-based compensation expenses.

Other expense.  Other expense was $0.1 million and $0 for the three months ended June 30, 2019 and 2018, respectively.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$—	$3,000	$(3,000)
Research and development expenses	9,561	17,553	(7,992)
General and administrative expenses	3,842	3,373	469
Other expense	(136)	(192)	56

Collaboration revenue.  Collaboration revenue was $0 and $3.0 million for the six months ended June 30, 2019 and 2018, respectively. The decrease of $3.0 million was due to revenue recognized under the Ambrx license agreement in the six months ended June 30, 2018 with no corresponding revenue in the comparable period in 2019.

Research and development expenses.  Research and development expenses were $9.6 million and $17.6 million for the six months ended June 30, 2019 and 2018, respectively. The decrease of $8.0 million was primarily due to lower drug manufacturing expenses and direct clinical trial expenses following the termination of further enrollment in company sponsored trials of TRC105.

General and administrative expenses.  General and administrative expenses were $3.8 million and $3.4 million for the six months ended June 30, 2019 and 2018, respectively. The increase of $0.5 million was primarily due to corporate related expenses, partially offset by lower stock-based compensation expenses.

Other expense.  Other expense was $0.1 and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2019, we had an accumulated deficit of $153.2 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to decrease with the termination of further enrollment in company sponsored trials of TRC105. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

On February 4, 2015, we completed our initial public offering and a concurrent private placement of our common stock, which resulted in net proceeds to us of approximately $35.0 million. In September 2016, we sold shares of our common stock in a private placement for net proceeds of approximately $5.0 million and in November 2016, we completed an underwritten public offering which resulted in net proceeds of approximately $16.1 million. In March 2017, we sold shares of our common stock to Aspire Capital Fund, LLC (Aspire) for net proceeds of approximately $0.9 million, and throughout 2017, we sold shares through our previous At-the-market (ATM) facility with Stifel, Nicolaus & Company, Incorporated (Stifel) for net proceeds of approximately $3.4 million. In March and April 2018, we sold shares of our common stock and common warrants in a private placement for net proceeds of approximately $36.5 million. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the third quarter of 2020. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

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

The 2018 Amended SVB Loan provides for interest to be paid at a rate of 9.0% per annum, with interest-only payments due monthly through June 30, 2019. Thereafter, in addition to interest accrued during such period, the monthly payments include an amount equal to the outstanding principal at June 30, 2019 divided by 30 months. At maturity (or earlier prepayment), we are also required to make a final payment equal to 4.0% of the original principal amount of the amounts borrowed. The 2018 Amended SVB Loan provides for prepayment fees of 2.0% of the amount prepaid if the prepayment occurs after May 3, 2019 but prior to May 3, 2020 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

The 2018 Amended SVB Loan is collateralized by substantially all of our assets, other than our intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be required to immediately repay all obligations under the 2018 Amended SVB Loan. As of June 30, 2019, we were in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

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

Common Stock Purchase Agreement with Aspire Capital Fund, LLC

In March 2017, we entered into a common stock purchase agreement (the Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations of the Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $21.0 million of shares of our common stock. Upon execution of the Purchase Agreement, we sold to Aspire Capital 222,222 shares of common stock at $4.50 per share for proceeds of $1.0 million and Aspire Capital is committed to purchase up to $20.0 million of additional shares of our common stock at our request from time to time during a 30 month period that began on May 1, 2017 and at prices based on the market price of our common stock at the time of each sale, subject to certain conditions. In consideration for entering into the Purchase Agreement and concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 195,726 shares of our common stock. As of June 30, 2019 we had issued 417,948 shares of common stock to Aspire Capital under the Purchase Agreement for net proceeds of approximately $0.9 million after offering expenses.

ATM Facility

In September 2018, as amended in February 2019, we entered into a Sales Agreement with JonesTrading pursuant to which we may sell from time to time, at our option, up to an aggregate of $8.0 million of shares of our common stock through JonesTrading, as sales agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement. As of June 30, 2019, we had not sold any shares of common stock through the Sales Agreement with JonesTrading and $8.0 million of common stock remained available for sale under the Sales Agreement.

In September 2018, we terminated a similar at-the-market sales agreement we had entered into with Stifel, Nicolaus & Company, Incorporated. We had sold approximately 1,037,000 shares of common stock for aggregate proceeds of approximately $3.5 million under the Stifel agreement prior to it being terminated.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,824)	$(16,432)
Investing activities	14,020	(13,923)
Financing activities	4	35,322
Decrease in cash and cash equivalents	$1,200	$4,967

Operating activities.  Net cash used in operating activities was $12.8 million and $16.4 million for the six months ended June 30, 2019 and 2018, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities.  Net cash provided by investing activities was $14.0 million for the six months ended June 30, 2019 and was due to maturities of short-term investments partially offset by purchases of these investments. Net cash used in investing activities was $13.9 million for the six months ended June 30, 2018 and was due to purchases of short-term investments partially offset by maturities of these investments.

Financing activities.  Net cash provided by financing activities was $4,000 during the six months ended June 30, 2019. Net cash provided by financing activities was $35.3 million during the six months ended June 30, 2018 and primarily resulted from $36.5 million in net proceeds received from the issuance of common stock and warrants, offset by $1.3 million in net repayments on borrowings under our SVB loan agreement.

Funding Requirements

At June 30, 2019, we had cash and cash equivalents totaling $26.3 million. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the third quarter of 2020, presuming our payment obligations under the 2018 Amended SVB Loan continue to follow the contractual maturity schedule. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. These uncertainties raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that the accompanying financial statements were issued.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 1, 2019.

As described more fully in Note 4, “Commitments and Contingencies,” following the announcement of the TAPPAS interim unblinded safety and efficacy data in April 2019, the Company exercised its right to terminate the long-term manufacturing agreement with Lonza Biologics Tuas Pte Ltd as a result of its decision to terminate further TRC105 development in oncology. As a result of the discontinuation of TRC105, costs associated with certain batches prior to regulatory approval and batches following regulatory approval will not be incurred, however the Company will be obligated to pay for any costs incurred associated with work completed prior to the termination, which have been accrued for within the consolidated balance sheet.

There have been no other material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the applicable rules of the Securities and Exchange Commission (SEC).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At June 30, 2019, our cash and cash equivalents consist of cash and money market funds. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our long-term debt bears interest at a fixed rate.

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

Based on our management’s evaluation (with the participation of our President and Chief Executive Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our President and Chief Executive Officer has concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2019, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $35.0 million and $19.1 million for the years ended December 31, 2018 and 2017, respectively. At June 30, 2019, we had an accumulated deficit of $153.2 million.

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

At June 30, 2019, we had cash and cash equivalents totaling $26.3 million. Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements into the third quarter of 2020. We will need additional funding to complete the development and commercialization of product candidates. In addition, in 2016 we licensed TRC253 from Janssen Pharmaceutica N.V., or Janssen, and are subject to obligations to develop the program through clinical proof of concept. We will need additional funds to complete clinical proof of concept for the TRC253 program and, to the extent we retain the program afterwards, to advance the program through later stages of development. In November 2018, we entered into separate collaboration and clinical trial agreements with I-Mab for the development of multiple immuno-oncology programs. Under the agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations.  We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches. As more fully discussed in Note 1 to the consolidated financial statements included in this report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of one year following the date that these financial statements were issued.

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

Risks Related to Clinical Development and Regulatory Approval of Product Candidates

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.*

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, we announced in April 2019 that the Phase 3 TAPPAS trial evaluating TRC105 in combination with Votrient (pazopanib) in patients with advanced or metastatic angiosarcoma was terminated for futility based on the recommendation of the Independent Data Monitoring Committee (IDMC) following its review of interim unblinded safety and efficacy data from more than 120 patients enrolled in the trial at the time of the analysis. Given these data, we terminated further enrollment in trials of TRC105 in oncology and are working with investigators to appropriately conclude the clinical studies in a manner consistent with the best interest of patients. It is possible that the failure of TRC105 to show efficacy in late-stage oncology clinical trials makes it less likely that it will be effective in wet AMD due to the same mechanism of action and strategy to combine it with VEGF inhibitors. In addition, favorable results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of subsequent clinical trials.

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

Phase 1 or Phase 2 clinical trials of TRC102 conducted to date have generated AEs related to the study drug, some of which have been serious. The most common AE identified in our clinical trials of TRC102 has been anemia.  TRC253 is currently being tested in a Phase 2 clinical trial and the most common AE identified has been QTcF prolongation.  It is possible that the AE profile in our Phase 2 study of TRC253 could preclude further development or cause Janssen to not exercise its option to regain rights to the program. There can be no assurance that adverse events associated with product candidates will not be observed. As is typical in drug development, we have a program of ongoing toxicology studies in animals for clinical stage product candidates and cannot provide assurance that the findings from such studies or any ongoing or future clinical trials will not adversely affect our clinical development activities.

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

We also expect to target specific patient populations with TRC253 and expect to continue to develop companion diagnostic tests in prostate cancer to improve selection of patients that would respond to treatment. If we are unable to establish a companion diagnostic for TRC253, our ability to successfully identify target patient populations for future clinical development may be limited. In addition, as the actual patient population with the specific genetic mutation targeted by TRC253 is lower than originally expected, the commercial opportunity for TRC253 may be limited.

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

We may not be successful in establishing and maintaining additional collaborations, which could adversely affect our ability to develop and commercialize our existing product candidates or to leverage our clinical development capabilities.*

A part of our strategy is to strategically evaluate and, as deemed appropriate, enter into additional licensing and collaboration agreements, including potentially with major biotechnology or pharmaceutical companies. In particular, we are actively seeking additional corporate partnerships in which we would share in the cost and risk of clinical development and commercialization of innovative product candidates of third parties.  We face significant competition in seeking appropriate partners, and the negotiation process is time-consuming and complex. In order for us to successfully partner our product candidates, potential partners must view these product candidates as having the requisite potential to demonstrate safety and efficacy and as being economically valuable in light of the terms that we are seeking and other available products for licensing by other companies. With respect to additional partnerships whereby we would develop third party product candidates, we will need to identify promising product candidates where the owner of the development and commercial rights could benefit from our clinical development capabilities. Due to our existing license agreement with Santen, we may find it more difficult to secure additional collaborations for our endoglin antibodies if major biotechnology or pharmaceutical companies would prefer to have exclusive control over development for all indications and in all territories. In addition, under our collaboration and clinical trial agreement with I-Mab for TJ004309, we are prohibited from developing other biologic product candidates targeting the same indications for which TJ004309 is being developed, which increases our reliance on the success of I-Mab’s activities with respect to TJ004309 and could limit our ability to collaborate with others with respect to biologic product candidates in certain indications. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any inability or delay in entering into new collaboration agreements related to our product candidates, in particular in foreign countries where we do not have and do not intend to establish significant capabilities, could delay the development and commercialization of our product candidates and reduce their market potential.  If we are unable to enter into additional collaborations that leverage our clinical development capabilities, we may be forced to reduce these capabilities, which could lower the value of our company and make it less likely that third parties will seek to collaborate with us to develop their product candidates.

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

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of June 30, 2019, we are the exclusive licensee of six issued U.S. patents, two pending U.S. patent applications, sixteen issued non-U.S patents and two pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” “Methoxyamine Potentiation of Temozolomide Anti-Cancer Activity,” “Methoxyamine Combinations in the Treatment of Cancer,” “Alkylating Agent Combinations in the Treatment of Cancer” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.” We are also the exclusive licensee of two issued U.S. patents, three issued non-U.S. patents, one pending U.S. patent application, and forty pending non-U.S. applications related to TRC253.

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

If we fail to continue to meet all applicable listing requirements, our common stock may be delisted from the Nasdaq Global Market, which could have an adverse impact on the liquidity and market price of our common stock.*

Our common stock is currently listed on the Nasdaq Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the Nasdaq listing requirements in the future, including, for example, if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days, Nasdaq could determine to delist our common stock.  On May 28, 2019, we received a notification from the Nasdaq Stock Market that for the preceding 30 consecutive business days, the closing bid price of our common stock was below $1.00 per share.  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days from the notice date, or until November 25, 2019, to regain compliance.  To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days.  If we do not regain compliance by November 25, 2019, we may submit a transfer application to the Nasdaq Capital Market in order to receive an additional 180-day compliance period to comply. In order to be eligible for the transfer and additional compliance period, we will be required to meet the continued listing requirement for market value of publicly held shares and all of the initial listing requirements for the Nasdaq Capital Market, other than the minimum bid price requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the additional compliance period. As of August 2, 2019, the closing price of our common stock on the Nasdaq Global Market was $0.461 per share.  A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and result in the loss of confidence in our company.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of June 30, 2019, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned over 45% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

TRACON Pharmaceuticals, Inc.

Date: August 7, 2019	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer and principal financial officer)