Form 10-Q
period 2019-09-30
Tracon Pharmaceuticals, Inc.
filed 2019-11-05
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).      Yes ☐    No ☒

The number of outstanding shares of the registrant’s common stock as of November 1, 2019 was 31,390,640.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,053	$25,136
Short-term investments	—	13,968
Prepaid and other assets	1,217	1,499
Total current assets	20,270	40,603
Property and equipment, net	27	45
Other assets	915	—
Total assets	$21,212	$40,648
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,204	$10,947
Accrued compensation and related expenses	1,056	1,464
Long-term debt, current portion	2,570	1,084
Total current liabilities	12,830	13,495
Other long-term liabilities	945	368
Long-term debt, less current portion	3,402	5,343
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at September 30, 2019 and December 31, 2018; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 at September 30, 2019 and December 31, 2018; issued and outstanding shares — 29,937,457 and 29,871,327 at September 30, 2019 and December 31, 2018, respectively	30	30
Additional paid-in capital	162,403	161,072
Accumulated deficit	(158,398)	(139,660)
Total stockholders’ equity	4,035	21,442
Total liabilities and stockholders’ equity	$21,212	$40,648

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Collaboration revenue	$—	$—	$—	$3,000
Operating expenses:
Research and development	3,056	6,976	12,617	24,529
General and administrative	2,025	2,107	5,867	5,480
Total operating expenses	5,081	9,083	18,484	30,009
Loss from operations	(5,081)	(9,083)	(18,484)	(27,009)
Other income (expense):
Interest expense, net	(120)	(12)	(253)	(204)
Other income (expense), net	2	10	(1)	10
Total other expense	(118)	(2)	(254)	(194)
Net loss	$(5,199)	$(9,085)	$(18,738)	$(27,203)

Net loss per share, basic and diluted	$(0.17)	$(0.30)	$(0.63)	$(1.05)
Weighted-average shares outstanding, basic and diluted	29,937,457	29,837,486	29,919,776	25,962,237

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(18,738)	$(27,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,327	2,044
Depreciation and amortization	18	21
Noncash interest	182	209
Amortization of debt discount	63	72
Amortization of premium/discount on short-term investments	(52)	(56)
Deferred rent	—	10
Lease asset amortization and liability accretion, net	(3)	—
Deferred revenue	—	(3,000)
Changes in assets and liabilities:
Prepaid expenses and other assets	282	323
Accounts payable and accrued expenses	(2,078)	5,261
Accrued compensation and related expenses	(408)	(338)
Net cash used in operating activities	(19,407)	(22,657)
Cash flows from investing activities
Purchases of available-for-sale short-term investments	(4,980)	(18,923)
Proceeds from the maturity of available-for-sale short-term investments	19,000	5,000
Net cash provided by (used in) investing activities	14,020	(13,923)
Cash flows from financing activities
Proceeds from long-term debt	—	7,000
Repayment of long-term debt	(700)	(8,320)
Proceeds from sale of common stock and warrants, net of offering costs	—	36,480
Proceeds from issuance of common stock under equity plans	24	224
Payment of tax withholdings related to net share settlements of vested restricted stock awards	(20)	(78)
Net cash (used in) provided by financing activities	(696)	35,306
Decrease in cash and cash equivalents	(6,083)	(1,274)
Cash and cash equivalents at beginning of period	25,136	29,467
Cash and cash equivalents at end of period	$19,053	$28,193

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

Basis of Presentation

As of September 30, 2019, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of September 30, 2019, the Company had an accumulated deficit of $158.4 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At September 30, 2019, the Company had cash and cash equivalents of $19.1 million. Based on the Company’s current business plan, management believes that there is substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they become due within one year from the date these financial statements are issued. The Company’s ability to execute its operating plan through 2020 and beyond depends on its ability to obtain additional funding through equity offerings, debt financings, or potential licensing and collaboration arrangements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through cash and cash equivalents on hand, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements, including equity financing through the common stock purchase agreement the Company entered into with Aspire Capital Fund, LLC (Aspire Capital) in October 2019 for the purchase of up to $15.0 million of the Company’s common stock over the 30 month period of the purchase agreement, all of which remains available for sale, and/or the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading Institutional Services LLC (JonesTrading) in September 2018, as amended in February 2019, pursuant to which the Company could sell, at its option, up to an aggregate of $8.0 million of the Company’s common stock, all of which remains available for sale and subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements at September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, included in its Annual Report on Form 10-K filed with the SEC on March 1, 2019.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites, CROs, and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2019 and 2018, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	September 30,
	2019	2018
Warrants to purchase common stock	15,619,113	15,619,113
Common stock options and restricted stock units	3,916,005	2,997,804
ESPP shares	27,033	5,126
	19,562,151	18,622,043

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

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the then current lease guidance. The new accounting standard requires lessees to recognize lease liabilities and corresponding ROU assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard must be adopted using the modified retrospective approach and is effective for public entities for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company adopted ASU 2016-02 on January 1, 2019, using the alternative modified transition method. Under this approach, financial information and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company elected the ‘package of practical expedients’ upon adoption, which permits it to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use of hindsight or the practical expedient pertaining to land easements, the latter of which not being applicable. Upon adoption, the Company (i) recognized a ROU asset and lease liability on its balance sheet for its corporate office operating lease and (ii) derecognized the deferred rent balance as of December 31, 2018 under the superseded lease guidance. The ROU asset has been recorded in Other assets and the short-term and long-term lease liability has been recorded in Accounts payable and accrued expenses and Other long-term liabilities, respectively, within the condensed consolidated balance sheet. There was no impact on retained earnings or other components of equity, nor was there any impact on the statement of operations, upon adoption.

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

Realized gains and losses from the sale of short-term investments, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of operations. Realized and unrealized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations. At September 30, 2019, the Company had no short-term investments.

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

Cash equivalents, which are classified as equity securities, and short-term investments, which are classified as available-for-sale securities, consisted of the following (in thousands):

	September 30, 2019				December 31, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$2,029	$—	$—	$2,029	$5,832	$—	$—	$5,832
U.S. treasury securities	-	—	—	-	13,968	—	—	13,968
	$2,029	$—	$—	$2,029	$19,800	$—	$—	$19,800
Classified as:
Cash equivalents				$2,029				$5,832
Short-term investments				—				13,968
Total Cash equivalents and Short-term investments				$2,029				$19,800

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2019
Money market funds included in Cash equivalents	$2,029	$—	$2,029	$—
At December 31, 2018
Money market funds and U.S. treasury securities, included in Cash equivalents and Short-term investments	$19,800	$—	$19,800	$—

3.	Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Long-term debt	$6,300	$7,000
Less debt discount, net of current portion	(98)	(257)
Long-term debt, net of debt discount	6,202	6,743
Less current portion of long-term debt	(2,800)	(1,400)
Long-term debt, net of current portion	$3,402	$5,343
Current portion of long-term debt	$2,800	$1,400
Current portion of debt discount	(230)	(316)
Current portion of long-term debt, net	$2,570	$1,084

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

The 2018 Amended SVB Loan is collateralized by substantially all of the Company’s assets, other than the Company’s intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the 2018 Amended SVB Loan. As of September 30, 2019, the Company was in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

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

At September 30, 2019, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
May 13, 2022	18,415		$10.86
November 14, 2023 through June 4, 2024	38,758		$7.74
January 25, 2024	46,692		$5.14
May 3, 2025	53,639		$2.61
	157,504

Future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment, are as follows (in thousands):

Remaining 2019	$838
2020	3,195
2021	3,218
7,251
Less interest and final payment	(951)
Long-term debt	$6,300

4.	Commitments and Contingencies

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

At September 30, 2019, potential future milestone payments under these agreements, including future milestone payments associated with TRC253 acquired from Janssen Pharmaceutica N.V. (Janssen) should they not exercise their option to regain their rights to certain assets as discussed in Note 6, totaled an aggregate of approximately $66.0 million.

5.	Stockholders’ Equity

Stockholders’ Equity

The following tables present the changes in stockholders’ equity (in thousands, except share data):

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	29,871,327	$30	$161,072	$(139,660)	$21,442
Issuance of common stock under equity plans	27,371	—	(20)	—	(20)
Stock-based compensation expense	—	—	596	—	596
Net loss	—	—	—	(7,213)	(7,213)
Balance at March 31, 2019	29,898,698	$30	$161,648	$(146,873)	$14,805
Issuance of common stock under equity plans	38,759	—	24	—	24
Stock-based compensation expense	—	—	416	—	416
Net loss	—	—	—	(6,326)	(6,326)
Balance at June 30, 2019	29,937,457	$30	$162,088	$(153,199)	$8,919
Stock-based compensation expense	—	—	315		315
Net loss	—	—	—	(5,199)	(5,199)
Balance at September 30, 2019	29,937,457	$30	$162,403	$(158,398)	$4,035

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	17,711,928	$18	$121,670	$(104,701)	$16,987
Issuance of common stock under equity plans	38,019	—	(78)	—	(78)
Stock-based compensation expense	—	—	706	—	706
Vested shares related to repurchase liability	—	—	3	—	3
Issuances of common stock and warrants, net of offering costs	10,691,588	10	33,225	—	33,235
Net loss	—	—	—	(8,364)	(8,364)
Balance at March 31, 2018	28,441,535	$28	$155,526	$(113,065)	$42,489
Issuance of common stock under equity plans	149,126	—	213	—	213
Stock-based compensation expense	—	—	664	—	664
Vested shares related to repurchase liability	—	—	3	—	3
Issuances of common stock and warrants, net of offering costs	1,238,937	2	3,341	—	3,343
Net loss	—	—	—	(9,754)	(9,754)
Balance at June 30, 2018	29,829,598	$30	$159,747	$(122,819)	$36,958
Issuance of common stock under equity plans	11,246	—	11	—	11
Stock-based compensation expense	—	—	674	—	674
Vested shares related to repurchase liability	—	—	1	—	1
Net loss	—	—	—	(9,085)	(9,085)
Balance at September 30, 2018	29,840,844	$30	$160,433	$(131,904)	$28,559

Sales of Common Stock

In October 2019, the Company entered into a Common Stock Purchase Agreement (the 2019 Purchase Agreement) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is  committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock solely at the Company’s request from time to time during a 30 month period and at prices based on the market price at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, the Company issued 1,426,579 shares of its common stock to Aspire Capital. In March 2017, we entered into a common stock purchase agreement (the 2017 Purchase Agreement) with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations of the 2017 Purchase Agreement, Aspire Capital was committed to purchase up to an aggregate of $21.0 million of shares of our common stock. Upon execution of the 2019 Purchase Agreement, the 2017 Purchase Agreement with Aspire Capital was terminated in its entirety and no further sales of our common stock will occur under the 2017 Purchase Agreement.

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

At-The-Market Issuance Sales Agreement

In September 2018, the Company entered into the Sales Agreement, as amended in February 2019, with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $8.0 million of the Company’s shares of its common stock through JonesTrading, as sales agent, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period.  The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement. During the three and nine months ended September 30, 2019 and the year ended December 31, 2018, the Company sold no shares of common stock through the Sales Agreement with JonesTrading and $8.0 million of common stock remains available for sale under the Sales Agreement.

In September 2018, the Company terminated its At-the-Market Equity Offering Sales Agreement (Stifel Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel). The Company had sold an aggregate of approximately $3.5 million of common stock through Stifel pursuant to the Stifel Sales Agreement prior to termination.

Equity Plan Activity

During the three and nine months ended September 30, 2019, the Company issued no shares of common stock upon the exercise of outstanding stock options. During the three and nine months ended September 30, 2019, the Company issued no shares and 27,371 shares, respectively, of common stock upon the vesting of restricted stock units. The Company withheld 18,934 shares of common stock on the vesting date of certain restricted stock units to settle the employees’ minimum statutory tax obligations for income and other related employment taxes, the payment of which is reported as a financing activity in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2019. During the three and nine months ended September 30, 2019, the Company issued 38,759 shares of common stock in connection with the employee stock purchase plan. During the year ended December 31, 2018, the Company issued 136,720 shares of common stock upon the exercise of outstanding stock options, 38,019 shares of common stock upon the vesting of restricted stock units, and 54,135 shares of common stock in connection with the employee stock purchase plan.

Common Stock Warrants

As of September 30, 2019, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
May 13, 2022	18,415	$10.86
November 14, 2023 through June 4, 2024	38,758	$7.74
January 25, 2024	46,692	$5.14
March 27, 2024	13,696,067	$2.70
March 27, 2025	1,765,542	$0.01
May 3, 2025	53,639	$2.61
	15,619,113

During the three and nine months ended September 30, 2019 and the year ended December 31, 2018, no warrants were exercised.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Risk-free interest rate	—%	2.9%	2.6%	2.8%
Expected volatility	—%	80%	81%	80%
Expected term (in years)	—	6.3	6.2	6.2
Expected dividend yield	—%	—%	—%	—%

 Stock compensation expense for the ESPP was immaterial for the three and nine months ended September 30, 2019 and 2018.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$132	$378	$653	$1,117
General and administrative	183	296	674	927
	$315	$674	$1,327	$2,044

6.	Collaborations

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

No consideration was exchanged in the Collaboration Agreements. Given the early preclinical stage of development of these assets as of the agreement date, no value was assigned to the Collaboration Agreements in the accompanying consolidated balance sheets.

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of September 30, 2019 and December 31, 2018, two development milestones had been received totaling $10.0 million.  If carotuximab products are successfully commercialized in the field of ophthalmology, Santen will be required to pay the Company tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse the Company for all royalties due by the Company under certain third party agreements with respect to the use, manufacture or commercialization of carotuximab products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of the Company’s patent rights applicable to the carotuximab products in a given country or 12 years after the first commercial sale of the first carotuximab product commercially launched in such country.

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

As of September 30, 2019, the transaction price includes the $10.0 million upfront payment and the two development milestones received totaling $10.0 million, all of which had been fully recognized as revenue at December 31, 2017.  The remaining $62.5 million of potential development and regulatory milestone payments are fully constrained as the achievement of the milestones is not considered probable, and therefore no amounts have been included in the transaction price for these remaining milestones.  In addition, in accordance with ASU 2014-09, any consideration related to the commercialization and sales-based milestones (including royalties) will be recognized when the related sales occur and have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Revenue recognized related to this agreement totaled $0 for the three and nine months ended September 30, 2019.

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

In consideration of the rights granted to Ambrx under the agreement, the Company received a one-time upfront fee of $3.0 million, which was recorded as deferred revenue upon receipt and recognized as revenue in the first quarter of 2018 when the license and know-how related to TRC105 was delivered to Ambrx. No further revenue will be recognized associated with this agreement given Ambrx’s decision to terminate the license agreement, resulting in all rights to TRC105 in Greater China reverting to the Company.

7.	Leases

The Company leases its office space under a non‑cancelable operating lease that expires in April 2022 and may be extended for an additional term of 60 months. The option to extend this lease has been excluded from the lease term as the Company is not reasonably certain that the option will be exercised. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Operating lease expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company does not have any finance leases, nor any other operating leases.

Supplemental cash flow information, as of September 30, 2019, related to operating leases was as follows (in thousands):

Cash paid within operating cash flows	$316
Right-of-use assets recognized in exchange for new lease obligations	$1,143

Supplemental balance sheet information, as of September 30, 2019, related to operating leases was as follows (in thousands, except lease term and discount rate):

Reported as:
Other assets (ROU asset)	$915

Accounts payable and accrued expenses (lease liability)	$341
Other long-term liabilities (lease liability)	665
Total lease liabilities	$1,006

Weighted average remaining lease term	2.50
Weighted average discount rate	11.30%

As of September 30, 2019, the maturities of the Company’s operating lease liabilities are as follows (in thousands):

Remaining 2019	$107
2020	442
2021	461
2022	156
Total lease payments	1,166
Less imputed interest	(160)
Total operating lease liabilities	$1,006

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, wet age-related macular degeneration, or wet AMD, through our license to Santen Pharmaceutical Co. Ltd. (Santen), and utilizing our product development platform to partner with ex-U.S. companies to develop and commercialize innovative products in the United States. In April, we announced the termination of enrollment in trials of TRC105 (carotuximab) in oncology following the Independent Data Monitoring Committee (IDMC) recommendation that the Phase 3 TAPPAS trial be terminated for futility. We continue to terminate activities, including manufacturing, related to TRC105 development in oncology and are working with investigators to appropriately conclude the clinical studies in a manner consistent with the best interest of patients.

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

TRC253 is being developed for the treatment of men with prostate cancer and is a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR) and multiple AR mutant receptors containing point mutations that cause drug resistance to currently approved treatments. In November 2019, we agreed with Janssen that the more than 70 currently enrolled patients in the Phase 1/2 trial of TRC253 are sufficient to determine the risk-benefit profile of the drug in three cohorts of metastatic castrate resistant prostate cancer patients: those with a F877L mutation, those with another undisclosed androgen receptor point mutation, and those with another basis for resistance to Xtandi or Erleada. While not mature, the available Phase 2 data indicate a lower than expected initial response rate and prevalence of the F877L mutation. We now expect Phase 2 proof of concept data in the first half of 2020.  Until 90 days after we complete the initial Phase 1/2 study, Janssen has an exclusive option to reacquire full rights to TRC253 for an upfront payment of $45.0 million to us, and obligations to make regulatory and commercialization milestone payments totaling up to $137.5 million upon achievement of specified events and a low single-digit royalty. If Janssen does not exercise its exclusive option to reacquire the program, we would then have the ability to retain worldwide development and commercialization rights, in which case we would be obligated to pay Janssen a total of up to $45.0 million in development and regulatory milestones upon achievement of specified events, in addition to a low single digit royalty.

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

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt under our credit facilities with Silicon Valley Bank (SVB). At September 30, 2019, we had cash and cash equivalents totaling $19.1 million.

We have incurred losses from operations in each year since our inception. Our net losses were $35.0 million and $19.1 million for the years ended December 31, 2018 and 2017, respectively. At September 30, 2019, we had an accumulated deficit of $158.4 million.

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

2019 Developments

In October, we entered into a common stock purchase agreement (the 2019 Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) whereby Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of our common stock solely at our request from time to time during the 30 month term of the purchase agreement.

In July, we initiated dosing of the first patient in a Phase 1 study of TJ004309 (CD73 antibody), which doses TJ004309 as a single agent and in combination with Tecentriq in patients with advanced solid tumors. We expect to report top-line data from this study in the second half of 2020.

In July, Phase 1 data from the ongoing Phase 1/2 clinical trial of TRC253 in patients with metastatic castrate resistant prostate cancer was published in the 2019 ASCO Proceedings. We enrolled 22 patients with metastatic castrate resistant prostate cancer who had progressed on prior Xtandi® (enzalutamide) or Erleada™ (apalutamide) treatment into one of six cohorts of escalating doses of TRC253 in the Phase 1 portion of the trial. Target PK exposures were achieved consistently with the 280 mg daily oral dose, which was selected as the recommended Phase 2 dose. The single patient with a F877L androgen receptor (AR) point mutation at baseline remained on treatment for 49 weeks with a partial response by RECIST. The remaining 21 patients did not have a F877L AR point mutation at baseline, and 48% (10) remained on study for at least six months and one patient had a greater than 50% decrease in prostate specific antigen (PSA). TRC253 was well-tolerated and no drug-related serious adverse events were reported. Drug-related adverse events included QTcF prolongation, elevated lipase, fatigue, arthralgia, diarrhea, and platelet count decrease, with QTcF prolongation being the most frequently observed adverse event. Based on evidence of potential efficacy in the data from the completed Phase 1 portion of the study, an additional cohort of patients was added to the ongoing Phase 2 study. In November, we agreed with Janssen that the more than 70 currently enrolled patients in the Phase 1/2 trial of TRC253 are sufficient to determine the risk-benefit profile of the drug. While not mature, the available Phase 2 data indicate a lower than expected initial response rate and prevalence of the F877L mutation.

In April, we announced the termination of enrollment in trials of TRC105 (carotuximab) in oncology following the IDMC recommendation that the Phase 3 TAPPAS trial be terminated for futility. We continue to terminate activities, including manufacturing, related to TRC105 development in oncology and are working with investigators to appropriately conclude the clinical studies in a manner consistent with the best interest of patients.

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

License Agreement with Janssen Pharmaceutica N.V.

In September 2016, we entered into a strategic licensing collaboration with Janssen for two novel oncology assets from Janssen’s early oncology development portfolio. The agreement, as amended, grants us the rights to develop TRC253 (formerly JNJ-

63576253), a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR Mutant Program) and multiple AR mutant receptors which display drug resistance to approved treatments, which is intended for the treatment of men with prostate cancer, and TRC694 (formerly JNJ-6420694), a novel, potent, orally bioavailable inhibitor of NF-kB inducing kinase intended for the treatment of patients with hematologic malignancies, including myeloma (the NIK Program and, together with the AR Mutant Program, the Programs). Following completion of the pre-clinical development of TRC694, we determined the compound did not warrant further development and in February 2019 we issued written notice to terminate the agreement with respect to the NIK Program and returned TRC694 and all rights thereto to Janssen.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. If carotuximab products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of carotuximab products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the carotuximab products in a given country or 12 years after the first commercial sale of the first carotuximab product commercially launched in such country. As of September 30, 2019, $10.0 million of the development milestones have been achieved and received in accordance with the agreement.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Third-party research and development expenses:
TRC105	$747	$3,533	$4,753	$15,684
TRC253	928	1,057	3,010	2,920
TRC102	97	96	140	142
TRC694	4	626	145	823
TJ004309	207	—	321	—
Total third-party research and development expenses	1,983	5,312	8,369	19,569
Unallocated expenses	1,073	1,664	4,248	4,960
Total research and development expenses	$3,056	$6,976	$12,617	$24,529

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$—	$—	$—
Research and development expenses	3,056	6,976	(3,920)
General and administrative expenses	2,025	2,107	(82)
Other expense	(118)	(2)	(116)

Collaboration revenue.  Collaboration revenue was $0 for the three months ended September 30, 2019 and 2018.

Research and development expenses.  Research and development expenses were $3.1 million and $7.0 million for the three months ended September 30, 2019 and 2018, respectively. The decrease of $3.9 million was primarily due to lower drug manufacturing expenses and direct clinical trial expenses following the termination of further enrollment in company sponsored trials of TRC105.

General and administrative expenses.  General and administrative expenses were $2.0 million and $2.1 million for the three months ended September 30, 2019 and 2018, respectively.

Other expense.  Other expense was $0.1 million and $0 for the three months ended September 30, 2019 and 2018, respectively.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$—	$3,000	$(3,000)
Research and development expenses	12,617	24,529	(11,912)
General and administrative expenses	5,867	5,480	387
Other expense	(254)	(194)	(60)

Collaboration revenue.  Collaboration revenue was $0 and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $3.0 million was due to revenue recognized under the Ambrx license agreement in the nine months ended September 30, 2018 with no corresponding revenue in the comparable period in 2019.

Research and development expenses.  Research and development expenses were $12.6 million and $24.5 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $11.9 million was primarily due to lower drug manufacturing expenses and direct clinical trial expenses following the termination of further enrollment in company sponsored trials of TRC105.

General and administrative expenses.  General and administrative expenses were $5.9 million and $5.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of $0.4 million was primarily due to corporate related expenses.

Other expense.  Other expense was $0.3 and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2019, we had an accumulated deficit of $158.4 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to decrease with the termination of further enrollment in company sponsored trials of TRC105. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

On February 4, 2015, we completed our initial public offering and a concurrent private placement of our common stock, which resulted in net proceeds to us of approximately $35.0 million. In September 2016, we sold shares of our common stock in a private placement for net proceeds of approximately $5.0 million and in November 2016, we completed an underwritten public offering which resulted in net proceeds of approximately $16.1 million. In March 2017, we sold shares of our common stock to Aspire Capital for net proceeds of approximately $0.9 million, and throughout 2017, we sold shares through our previous At-the-market (ATM) facility with Stifel, Nicolaus & Company, Incorporated (Stifel) for net proceeds of approximately $3.4 million. In March and April 2018, we sold shares of our common stock and common warrants in a private placement for net proceeds of approximately $36.5 million. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the third quarter of 2020. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation.

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

The 2018 Amended SVB Loan is collateralized by substantially all of our assets, other than our intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be required to immediately repay all obligations under the 2018 Amended SVB Loan. As of September 30, 2019, we were in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

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

Common Stock Purchase Agreement with Aspire Capital

In October 2019, we entered into the 2019 Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations of the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time during the 30 month term of the 2019 Purchase Agreement and at prices based on the market price of our common stock at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, we issued to Aspire Capital 1,426,579 shares of our common stock. As of September 30, 2019, we had not issued any shares of common stock to Aspire Capital under the 2019 Purchase Agreement.

In March 2017, we entered into a common stock purchase agreement (the 2017 Purchase Agreement) with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations of the 2017 Purchase Agreement, Aspire Capital was committed to purchase up to an aggregate of $21.0 million of shares of our common stock. Upon execution of the 2017 Purchase Agreement, we sold to Aspire Capital 222,222 shares of common stock at $4.50 per share for proceeds of $1.0 million and Aspire Capital was committed to purchase up to $20.0 million of additional shares of our common stock at our request from time to time during a 30 month period that began on May 1, 2017 and at prices based on the market price of our common stock at the time of each sale, subject to certain conditions. In consideration for entering into the 2017 Purchase Agreement and concurrently with the execution of the 2017 Purchase Agreement, we issued to Aspire Capital 195,726 shares of our common stock. As of September 30, 2019, we had issued 417,948 shares of common stock to Aspire Capital under the 2017 Purchase Agreement for net proceeds of approximately $0.9 million after offering expenses. Upon execution of the 2019 Purchase Agreement, the 2017 Purchase Agreement was terminated in its entirety and no further sales of our common stock will occur under the 2017 Purchase Agreement.

ATM Facility

In September 2018, as amended in February 2019, we entered into a Sales Agreement with JonesTrading pursuant to which we may sell from time to time, at our option, up to an aggregate of $8.0 million of shares of our common stock through JonesTrading, as sales agent, subject to limitations on the amount of securities we may sell under our effective registration statement on Form S-3 within any 12 month period. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Global Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Global Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement. As of September 30, 2019, we had not sold any shares of common stock through the Sales Agreement with JonesTrading and $8.0 million of common stock remained available for sale under the Sales Agreement.

In September 2018, we terminated a similar at-the-market sales agreement we had entered into with Stifel, Nicolaus & Company, Incorporated. We had sold approximately 1,037,000 shares of common stock for aggregate proceeds of approximately $3.5 million under the Stifel agreement prior to it being terminated.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,407)	$(22,657)
Investing activities	14,020	(13,923)
Financing activities	(696)	35,306
Decrease in cash and cash equivalents	$(6,083)	$(1,274)

Operating activities.  Net cash used in operating activities was $19.4 million and $22.7 million for the nine months ended September 30, 2019 and 2018, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities.  Net cash provided by investing activities was $14.0 million for the nine months ended September 30, 2019 and was due to maturities of short-term investments partially offset by purchases of these investments. Net cash used in investing activities was $13.9 million for the nine months ended September 30, 2018 and was due to purchases of short-term investments partially offset by maturities of these investments.

Financing activities.  Net cash used in financing activities was $0.7 million for the nine months ended September 30, 2019 and was primarily due to repayments on borrowings under our SVB loan agreement. Net cash provided by financing activities was $35.3 million during the nine months ended September 30, 2018 and primarily resulted from $36.5 million in net proceeds received from the issuance of common stock and warrants, offset by $1.3 million in net repayments on borrowings under our SVB loan agreement.

Funding Requirements

At September 30, 2019, we had cash and cash equivalents totaling $19.1 million. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the third quarter of 2020, presuming our payment obligations under the 2018 Amended SVB Loan continue to follow the contractual maturity schedule. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. These uncertainties raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that the accompanying financial statements were issued.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At September 30, 2019, our cash and cash equivalents consist of cash and money market funds. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our long-term debt bears interest at a fixed rate.

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

Based on our management’s evaluation (with the participation of our President and Chief Executive Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our President and Chief Executive Officer has concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2019, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $35.0 million and $19.1 million for the years ended December 31, 2018 and 2017, respectively. At September 30, 2019, we had an accumulated deficit of $158.4 million.

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

At September 30, 2019, we had cash and cash equivalents totaling $19.1 million. Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements into the third quarter of 2020. We will need additional funding to complete the development and commercialization of product candidates. In addition, in 2016 we licensed TRC253 from Janssen Pharmaceutica N.V., or Janssen, and are subject to obligations to develop the program through clinical proof of concept. We will need additional funds to complete clinical proof of concept for the TRC253 program and, to the extent we retain the program afterwards, to advance the program through later stages of development. In November 2018, we entered into separate collaboration and clinical trial agreements with I-Mab for the development of multiple immuno-oncology programs. Under the agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations.  We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches. As more fully discussed in Note 1 to the consolidated financial statements included in this report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of one year following the date that these financial statements were issued.

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

In September 2018, we entered into a Capital on DemandTM Sales Agreement, or the JonesTrading Agreement, as amended in February 2019, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we could sell from time to time, at our option, up to an aggregate of $8.0 million of shares of our common stock through JonesTrading, as sales agent, subject to limitations on the amount of securities we may sell under our effective registration statement on Form S-3 within any 12 month period. In October 2019, we entered into a Common Stock Purchase Agreement, or the 2019 Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time. As of the date of this report, we have not sold any shares of our common stock under the JonesTrading Agreement or the 2019 Purchase Agreement. While the JonesTrading Agreement and 2019 Purchase Agreement provide us with additional options to raise capital through sales of our common stock, there can be no guarantee that we will be able to sell shares under either agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the JonesTrading Agreement from time to time, and while Aspire Capital is obligated to purchase shares of our common stock under the 2019 Purchase Agreement, the obligation is subject to our satisfaction of various conditions which we may not be able to meet in the future. If sales are made under either the JonesTrading Agreement or 2019 Purchase Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

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

Risks Related to Clinical Development and Regulatory Approval of Product Candidates

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.*

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, we announced in April 2019 that the Phase 3 TAPPAS trial evaluating TRC105 in combination with Votrient (pazopanib) in patients with advanced or metastatic angiosarcoma was terminated for futility based on the recommendation of the Independent Data Monitoring Committee following its review of interim unblinded safety and efficacy data from more than 120 patients enrolled in the trial at the time of the analysis. Given these data, we terminated further enrollment in trials of TRC105 in oncology and are working with investigators to appropriately conclude the clinical studies in a manner consistent with the best interest of patients. It is possible that the failure of TRC105 to show efficacy in late-stage oncology clinical trials makes it less likely that it will be effective in wet AMD due to the same mechanism of action and strategy to combine it with VEGF inhibitors. In addition, favorable results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of subsequent clinical trials.

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

If initiation or completion of our ongoing or planned clinical trials are delayed for any of the above reasons or other reasons, our development costs may increase, our approval process could be delayed and our ability to commercialize product candidates could be materially harmed, which could have a material adverse effect on our business. For example, we had experienced slower than anticipated enrollment in our on-going Phase 2 clinical trial of TRC253 resulting from a lower than expected frequency of a specific tumor mutation targeted by TRC253 among metastatic prostate cancer patients.

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

We are also targeting specific patient populations with TRC253 and if we continue development beyond the current Phase 2 clinical trial we expect to continue to develop companion diagnostic tests in prostate cancer to improve selection of patients that would respond to treatment. If we are unable to establish a companion diagnostic for TRC253, our ability to successfully identify target patient populations for future clinical development may be limited. In addition, as the actual patient population with the specific genetic mutation targeted by TRC253 is lower than originally expected, the commercial opportunity for TRC253 may be limited.

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

Obtaining and maintaining regulatory approval of product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of product candidates in other jurisdictions.*

Obtaining and maintaining regulatory approval of product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials, as studies or trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we would intend to charge for our products is also subject to approval.

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

We depend in part on NCI and other third party sponsors to advance clinical development of TRC102.*

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

We rely on third parties to conduct preclinical studies and clinical trials of product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for product candidates.*

We do not have our own capabilities to perform preclinical testing of product candidates, and therefore rely entirely on third party contractors and laboratories to conduct these studies for us. In addition, while we intend to continue designing, monitoring and managing our clinical trials of product candidates using our clinical operations and regulatory team, we still depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials at their sites under agreements with us. We will compete with many other companies for the resources of these third party contractors, laboratories, investigators and collaborators, and the initiation and completion of our preclinical studies and clinical trials may be delayed if we encounter difficulties in engaging these third parties or need to change service providers during a study or trial.

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

As of September 30, 2019, we own ten U.S. Patents, five pending U.S. patent applications, fifty-two issued non-U.S patents and twenty-four pending non-U.S. patent applications relating to “Antifolate Agent Combinations in the Treatment Of Cancer,” “Humanized Endoglin Antibodies,” “Potentiation of Anti-Cancer Activity Through Combination Therapy with BER Pathway Inhibitors,” “Antibody Formulations and Uses Thereof,” “Anti-Endoglin Antibodies and Uses Thereof,” and “Combination Therapy of Cancer With Endoglin Antibodies and Anti-Programmed Death Receptor Agents”.

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of September 30, 2019, we are the exclusive licensee of two issued U.S. patents, two pending U.S. patent applications, sixteen issued non-U.S patents and two pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.” We are also the exclusive licensee of two issued U.S. patents, four issued non-U.S. patents, one pending U.S. patent application, and thirty-nine pending non-U.S. applications related to TRC253.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for product candidates, which could make it difficult for us to sell product candidates profitably.*

Successful sales of product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third party payors. In addition, because our product candidates and those of our partners represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from these product candidates.

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

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability.*

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

As of December 31, 2018, we had federal and California net operating loss carryforwards, or NOLs, of approximately $114.6 million and $117.8 million, respectively, which expire in various years beginning in 2030, if not utilized. Under the Tax Act, federal NOLs generated in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited.  It is uncertain if and to what extent various states will conform to the Tax Act. As of December 31, 2018, we had federal and California research and development and Orphan Drug tax credit carryforwards of approximately $9.2 million and $2.0 million, respectively. The federal research and development and Orphan Drug tax credit carryforwards expire in various years beginning in 2031, if not utilized. The California research and development credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*

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

If we fail to continue to meet all applicable listing requirements, our common stock may be delisted from the Nasdaq Global Market, which could have an adverse impact on the liquidity and market price of our common stock.*

Our common stock is currently listed on the Nasdaq Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the Nasdaq listing requirements in the future, including, for example, if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days, Nasdaq could determine to delist our common stock.  On May 28, 2019, we received a notification from the Nasdaq Stock Market that for the preceding 30 consecutive business days, the closing bid price of our common stock was below $1.00 per share.  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days from the notice date, or until November 25, 2019, to regain compliance.  To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days.  If we do not regain compliance by November 25, 2019, we may submit a transfer application to the Nasdaq Capital Market in order to receive an additional 180-day compliance period to comply. In order to be eligible for the transfer and additional compliance period, we will be required to meet the continued listing requirement for market value of publicly held shares and all of the initial listing requirements for the Nasdaq Capital Market, other than the minimum bid price requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the additional compliance period. As of November 1, 2019, the closing price of our common stock on the Nasdaq Global Market was $0.4220 per share.

Additionally, on August 14, 2019, we received a notification from the Nasdaq Stock Market that we were not in compliance with the Nasdaq listing rule requiring us to maintain stockholders’ equity of at least $10.0 million. We subsequently submitted to Nasdaq a plan to regain compliance with this listing rule and a request for additional time to regain compliance.  On October 16, 2019, Nasdaq informed us that the request for extension was granted and as a result of the extension, we now have until February 10, 2020 to provide evidence that we have regained compliance with this Nasdaq listing rule.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of September 30, 2019, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned over 45% of our voting stock.  These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation, as currently in effect.
3.2(1)	Amended and Restated Bylaws, as currently in effect.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
4.3(3)	Investor Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.
4.4(4)	Registration Rights Agreement, dated March 14, 2017, by and between the Registrant and Aspire Capital Fund, LLC.
4.5(5)	Securities Purchase Agreement, dated March 22, 2018, among TRACON Pharmaceuticals, Inc. and the purchasers listed on Exhibit A thereto.
4.6(6)	Registration Rights Agreement, dated October 18, 2019, by and between the Registrant and Aspire Capital Fund, LLC.
10.1(6)	Common Stock Purchase Agreement, dated October 18, 2019 by and between TRACON Pharmaceuticals, Inc. and Aspire Capital Fund, LLC.
10.2	Amendment No. 1 to Capital on DemandTM Sales Agreement, dated as of February 28, 2019, by and between the Registrant and JonesTrading Institutional Services LLC.
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2017.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 23, 2018.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 21, 2019.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: November 5, 2019	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer and principal financial officer)