Form 10-K
period 2019-12-31
Tracon Pharmaceuticals, Inc.
filed 2020-02-28
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36818

TRACON Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	34-2037594
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4350 La Jolla Village Drive, Suite 800, San Diego, CA	92122
(Address of Principal Executive Offices)	(Zip Code)

(858) 550-0780

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TCON	The Nasdaq Stock Market LLC

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $14.7 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market on June 28, 2019 of $6.80 per share.

The number of outstanding shares of the registrant’s common stock as of February 14, 2020 was 5,397,938.

TRACON Pharmaceuticals, Inc.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2019

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

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by subcutaneous injection for the treatment of soft tissue sarcoma in North America. We intend to file an investigational new drug (IND) application and apply for orphan drug status in the first half of 2020, and initiate a registration enabling study of envafolimab in the sarcoma subtype of undifferentiated pleomorphic sarcoma (UPS) and other select soft tissue sarcoma (STS) subtypes in the second half of 2020.  Subject to input from the U.S. Food and Drug Administration (FDA), we expect that the trial will include one cohort of approximately 80 patients who will receive single agent treatment with envafolimab and a second cohort of approximately 80 patients who will receive envafolimab in combination with Yervoy® (ipilimumab), a checkpoint inhibitor marketed by Bristol-Meyers Squib (BMS), with the primary endpoint in each of the cohorts being overall response rate (ORR), which could be the basis for accelerated approval of envafolimab by the FDA as a single agent and/or in combination with Yervoy. We estimate disclosing a summary of the independent data monitoring committee decisions following reviews of interim data in 2021, having a final response assessment in early 2022, and, assuming positive data, submitting a biologics license application (BLA) for accelerated approval in early 2023. Additionally, assuming positive data from the initial UPS trial, we plan to initiate a randomized trial for multiple soft tissue sarcoma subtypes, which could include biomarker directed enrollment, to expand the target patient population.

We continue to support Santen’s development of the ophthalmic formulation of carotuximab, called DE-122, for the treatment of wet AMD, the leading cause of blindness in the Western world. In March 2014, Santen licensed from us exclusive worldwide rights to develop and commercialize our endoglin antibodies for ophthalmology indications and in July 2017, Santen initiated dosing in the randomized Phase 2a AVANTE study of DE-122, which is a randomized controlled trial assessing the efficacy and safety of repeated intravitreal injections of DE-122 in combination with Lucentis® (ranibizumab) compared to Lucentis single agent therapy in patients with wet AMD. Santen completed enrollment in the randomized Phase 2a AVANTE study in 2019 and we expect top-line data in the first half of 2020.

Other clinical stage oncology product candidates include TRC102, which is a small molecule that is in Phase 1 and Phase 2 clinical development for the treatment of mesothelioma, lung cancer and solid tumors, TRC253, which is a small molecule that is in a Phase 1/2 clinical trial for the treatment of metastatic castration-resistant prostate cancer, that we licensed from Janssen Pharmaceutica N.V. (Janssen) in September 2016, and TJ004309, which is a CD73 antibody in Phase 1 clinical development for the treatment of solid tumors, that we licensed from I-Mab Biopharma (I-Mab) in November 2018.

TRC102 is designed to reverse resistance to specific chemotherapeutics by inhibiting base excision repair, or BER. In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy in the treatment of cancer patients.  TRC102 began Phase 2 testing in mesothelioma in combination with the approved chemotherapeutic Alimta in 2015. TRC102 is also being studied in three Phase 1 clinical trials: in combination with Alimta and cisplatin in solid tumor patients, in combination with chemoradiation in lung cancer patients, and in combination with Temodar in ovarian, lung and colorectal cancer patients. All current TRC102 trials are sponsored and funded by the National Cancer Institute (NCI). We retain global rights to develop and commercialize TRC102 in all indications.

TRC253 is being developed for the treatment of men with prostate cancer and is a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR) and multiple AR mutant receptors containing point mutations that cause drug resistance to currently approved treatments. In November 2019, following review of available Phase 2 data indicating a lower than expected initial response rate and prevalence of the F877L mutation, we agreed with Janssen that the more than 70 currently enrolled patients in the Phase 1/2 trial of TRC253 are sufficient to determine the risk-benefit profile of the drug in three cohorts of metastatic castrate resistant prostate cancer patients: those with a F877L mutation, those with another undisclosed androgen receptor point mutation, and those with another basis for resistance to Xtandi or Erleada. We expect to provide Phase 2 proof of concept data to Janssen in the first half of 2020.  Until 90 days after receiving Phase 2 proof of concept data, Janssen has an exclusive option to reacquire full rights to TRC253 for an upfront payment of $45.0 million to us, and obligations to make regulatory and commercialization milestone payments totaling up to $137.5 million upon achievement of specified events and a low single-digit royalty. If Janssen does not exercise its exclusive option to reacquire the program, we would then have the ability to retain worldwide development and commercialization rights, in which case we would be obligated to pay Janssen a total of up to $45.0 million in development and regulatory milestones upon achievement of specified events, in addition to a low single digit royalty.

TJ004309, also known as TJD5, is a novel humanized antibody against CD73 expressed on stromal cells and tumors that converts extracellular adenosine monophosphate (AMP) to the immunosuppressive metabolite adenosine. We are developing TJ004309 in collaboration with I-Mab under a strategic collaboration and clinical trial agreement that we entered into in November 2018 (the TJ004309 Agreement). In July 2019, we began enrollment in a Phase 1 clinical study to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with the PD-L1 checkpoint inhibitor Tecentriq® in patients with advanced solid tumors. We also entered into a separate strategic collaboration and clinical trial agreement (the Bispecific Agreement) which allows for the development of up to five of I-Mab’s proprietary bispecific antibody product candidates to be nominated within a five-year period for development and commercialization in North America, with the option to opt-in and acquire product rights outside of Greater China and Korea prior to completing the first pivotal clinical study for any bispecific product candidate.

In April 2019, we announced the termination of enrollment in trials of carotuximab in oncology following the Independent Data Monitoring Committee (IDMC) recommendation that the Phase 3 TAPPAS trial be terminated for futility. We have terminated activities related to carotuximab development in oncology.

The following table summarizes key information regarding ongoing and planned development of clinical stage product candidates:

	Phase	Data Expected
Envafolimab (3D Medicines and Alphamab)
Soft Tissue Sarcoma	Planned Pivotal	Final data - 2022
DE-122 (Santen)
Wet AMD	Randomized Phase 2	2020
TRC253
Prostate Cancer	Phase 2	2020
TJ004309 (I-Mab)
Solid Tumors	Phase 1	2020
TRC102
Mesothelioma	Phase 2	2020
Solid tumors	Phase 1	2020
Solid tumors and Lymphomas	Phase 1/2	2021
Lung Cancer	Phase 1	2020

We utilize a product development platform that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups manage significant aspects of our clinical trials with internal resources. We use these internal resources to minimize the costs associated with utilizing contract research organizations, or CROs, to conduct clinical trials. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which expedites patient enrollment and improves the quality of patient data as compared to a CRO-managed model. We have leveraged this platform in all of our sponsored clinical trials. We have also leveraged our product development platform to diversify our product pipeline without payment of upfront license fees through license agreements with 3D Medicines and Alphamab, I-Mab, and Janssen. We continue to evaluate ex-U.S. companies who would benefit from a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise. We believe we will continue to be recognized as a preferred U.S. clinical development partner through a cost- and risk-sharing partnership structure which may include U.S. commercialization.

Our goal is to be a leader in the development of targeted therapies for patients with cancer and other diseases of high unmet medical need.

Our Lead Clinical Stage Product Candidate – Envafolimab

Overview of PD-L1

PD-L1 is an immune-inhibitory checkpoint molecule expressed on epithelial and vascular endothelial cells, as well as by a number of immune cells, that is utilized by tumor cells as an immune escape mechanism. Numerous preclinical and clinical studies of PD-1/PD-L1 products have demonstrated that antibodies that block the interaction of PD-1 with its ligands, PD-L1 and PD-L2, or those that block only the interaction of PD-L1 with PD-1, can augment anti-tumor T-cell responses and lead to complete and durable tumor eradication in a certain proportion of patients.  Potent therapeutic anti-tumor responses due to blocking of PD-1/PD-L1 interaction has been demonstrated by these approved products in patients with various solid tumors including, but not limited to, non-small cell lung cancer (NSCLC), melanoma, renal cell carcinoma (RCC), head and neck cancer, cutaneous squamous cell carcinoma (cSCC) and urothelial carcinoma.

About Envafolimab and Preclinical Studies

Envafolimab is an investigational sdAb that binds selectively to PD-L1 and is administered by subcutaneous injection without an adjuvant.  Envafolimab is being developed by 3D Medicines for the treatment of various cancer indications, including in two ongoing pivotal trials in China.

Single-domain antibodies are a novel class of therapeutic protein that contain the unique structural and functional properties of naturally-occurring heavy chains and lack light chains.  On February 6, 2019, the FDA approved the first sdAb, Cablivi® (caplacizumab), for adults with acquired thrombotic thrombocytopenic purpura.

Envafolimab is a camelid IgG4 sdAb with single digit nanomolar affinity to PD-L1. Benefitting from the sdAb format, envafolimab has half the molecular weight as compared to a full antibody with better stability and high solubility, which enables the development of high concentration formulation injections suitable for subcutaneous injection. In addition, the effector functions are muted in envafolimab to help limit its exposure to the immune system and avoid unwanted adverse immune responses. As a result, compared with approved PD-(L)1 inhibitors, envafolimab potentially has the following advantages:

•

Better patient compliance with increased convenience. Subcutaneous formulation enables more rapid administration and the potential for self-injection, which enables better patient compliance with the treatment regimen;

•

Relatively stable plasma-drug concentration. The plasma-drug concentration of envafolimab is relatively stable without significant fluctuations due to the nature of subcutaneous administration. This unique pharmacokinetic (PK) profile compared with intravenous formulations may result in lower risks to patients; and

•

Potential for improved tumor penetration. Envafolimab is approximately half the size of a full length standard monoclonal antibody, which may provide for improved tumor penetration in cancer patients as was observed in pre-clinical experiments. This unique tumor penetration compared with full length standard monoclonal antibodies may improve efficacy.

In pre-clinical studies in human cell models and a humanized mouse model, envafolimab was compared with 2.41H90P, an antibody with a sequence that is identical to durvalumab, the only approved PD-L1 inhibitor at the time, and envafolimab showed the following potential advantages:

•

Stronger T-cell activation effect. The level of T-cell activation can be measured by the secretion levels of IFN- and IL-2. Higher secretion levels are generally associated with stronger T-cell activation. In pre-clinical studies, envafolimab (KN035) demonstrated higher potency and a higher maximal stimulatory effect on IFN- and IL-2 secretion compared to 2.41H90P, as illustrated in the following figure.

•

Higher anti-tumor efficacy. Envafolimab and 2.41H90P  were each injected intraperitoneally in mice at 0.1 mg/kg, 0.3 mg/kg and 1.0 mg/kg dose levels. As illustrated in the following graph, envafolimab showed more potent tumor growth inhibition effects with maximum inhibition demonstrated at a ten-fold lower dose.

•

More rapid tumor penetration. After injection of envafolimab and 2.4H90P in tumor bearing nude mice, the tumor radioactivity signal was consistently higher in the envafolimab group up to 52 hours post injection. The tumor radioactivity signal in the envafolimab group between 1 hour to 2.5 hours was statistically significantly higher, which suggests potentially better distribution of envafolimab into the tumor.

Clinical Trials of Envafolimab

As of December 31, 2019, envafolimab had been dosed in more than 650 patients in a total of 6 ongoing clinical trials in the United States, China or Japan, including a pivotal Phase 2 trial in microsatellite instability-high (MSI-H) cancer patients in China, a Phase 2 trial of envafolimab plus chemotherapy in gastric cancer, a Phase 3 randomized trial of envafolimab plus chemotherapy versus chemotherapy alone in biliary tract cancer (BTC) in China, a Phase 1 dose escalation and dose exploration trial in the United States, a Phase 1 dose escalation and dose exploration trial in China, and a Phase 1 dose escalation and dose exploration trial in Japan.

Phase 1 Dose Escalation Clinical Trial in China

An open-label, single-arm Phase 1 dose escalation and exploration clinical trial of envafolimab has completed enrollment in China. The safety and efficacy data from this trial were presented at the 2019 American Society of Clinical Oncology (ASCO) Annual Meeting in June 2019. Based on the data presented in the ASCO Annual Meeting (ASCO Presentation), 17 subjects were enrolled in the dose escalation phase in this trial as of May 1, 2019. A total of 287 subjects were enrolled in this Phase 1 study at dose levels shown to be tolerable during dose escalation.

Study purpose. The primary objectives of the Phase 1 dose escalation were to assess the safety and tolerability profile and maximum tolerated dose (MTD) of single agent envafolimab administered subcutaneously in subjects with advanced solid tumors. The secondary objectives were to evaluate the PK profile, immunogenicity and anti-tumor activity.

Study design of the dose escalation phase. This trial adopted a modified “3+3” design with a dose limiting toxicity (DLT) evaluation period of 28 days. Subjects received envafolimab in six cohorts at 0.1 mg/kg, 0.3 mg/kg, 1.0 mg/kg, 2.5 mg/kg, 5.0 mg/kg and 10.0 mg/kg once every week (QW) subcutaneously. Starting from the 1.0 mg/kg cohort, a traditional “3+3” design was followed. Safety and tolerability were assessed by monitoring treatment emergent adverse events (TEAEs). Tumor assessments were performed based on RECIST version 1.1.

Safety of dose escalation phase. The majority of the subjects received two or more prior systemic oncology treatments. According to the ASCO Presentation, 16 of the subjects discontinued treatment due to disease progression (n=15) or consent withdrawal (n=1). All of the enrolled subjects experienced TEAEs. 13 (76.5%) experienced treatment-related TEAEs. Three (17.6%) subjects experienced serious TEAEs, although none were determined to be treatment-related. A TEAE led to treatment discontinuation in one subject and was also determined to be not treatment-related. No DLT was reported and the MTD was not reached. Details of the TEAEs observed from the 17 subjects enrolled in the Phase 1 dose escalation study are summarized in the following table.

Efficacy. According to the ASCO Presentation, 15 out of 17 subjects were evaluable for the efficacy analysis. Three subjects had confirmed partial response (PR), including one renal cell carcinoma (RCC) subject in the 2.5 mg/kg cohort, one intrahepatic cholangiocarcinoma subject from the 5.0 mg/kg cohort and one BTC subject from the 10.0 mg/kg cohort. In addition, five subjects achieved stable disease (SD). All 15 subjects completed at least one post-baseline tumor assessment, according to the ASCO Presentation. Two enrolled subjects who had not reached the first post-baseline tumor assessment were excluded. The table below summarizes the best overall response in the efficacy analysis of this trial, according to the ASCO Presentation.

The following waterfall plot shows the best overall response of the 15 evaluable subjects receiving envafolimab as measured by percentage of change of target lesions from baseline, according to the ASCO Presentation.

Conclusion. According to the ASCO Presentation, envafolimab exhibited a tolerable safety profile and preliminary efficacy in patients with advanced malignancies in the Phase 1 dose escalation trial in China.

Phase 1 Dose Escalation Clinical Trial in the United States

An open-label Phase 1 dose escalation and dose exploration clinical trial of envafolimab is being conducted in the United States. Safety and efficacy data from the dose escalation phase of the trial were presented at the 2018 Annual Congress of the European Society for Medical Oncology (ESMO) in October 2018. Based on the data presented at ESMO (the ESMO Presentation), 18 subjects were enrolled in the dose escalation phase of this trial as of July 5, 2018.

Study purpose of the dose escalation phase. The primary objectives of the Phase 1 dose escalation clinical trial were to evaluate and characterize the tolerability and safety profile of single agent envafolimab in subjects with locally advanced or metastatic solid tumors. The secondary objectives were to characterize the PK profile, determine MTD and to evaluate anti-tumor activity.

Study design of the dose escalation phase. This trial adopted a modified “3+3” design with a DLT evaluation period of 28 days. Subjects received envafolimab across eight cohorts at 0.01 mg/kg, 0.03 mg/kg, 0.1 mg/kg, 0.3 mg/kg, 1.0 mg/kg, 2.5 mg/kg, 5.0 mg/kg and 10.0 mg/kg QW subcutaneously. Starting from the 0.3 mg/kg cohort, a traditional “3+3” design was followed. Safety and tolerability were assessed by monitoring TEAEs. Tumor assessments were performed based on RECIST version 1.1.

Safety of dose escalation phase. The median duration of exposure to envafolimab was 9 weeks with a range of 6 to 32 weeks. As of July 5, 2018, two of the subjects (11.1%) remained in the study, 11 subjects had discontinued treatment due to disease progression, three subjects had discontinued treatment due to TEAEs, and two subjects had discontinued treatment due to the opinion of the investigator that no more clinical benefit could be obtained or for other reasons. All of the 18 enrolled subjects experienced TEAEs. Treatment-related TEAEs at grade 3 or above included increased aspartate aminotransferase (10.5%), increased alanine aminotransferase (10.5%) and lymphopenia (10.5%). No DLT was observed and the planned maximum dose of 10.0 mg/kg was reached.

Efficacy of dose escalation phase. According to the ESMO Presentation, 17 out of 18 subjects were evaluable for the efficacy analysis. Two subjects had confirmed PR, including one NSCLC subject from the 0.3 mg/kg QW cohort (response duration of 9 months) and one MSI-H prostate cancer subject from the 2.5 mg/kg QW cohort. In addition, five subjects achieved SD. All 17 evaluable subjects completed at least one post-baseline tumor assessment according to the ESMO Presentation. One enrolled subject who had not reached the first post-baseline tumor assessment was excluded. The table below summarizes the best overall response in the efficacy analysis of this trial according to the ESMO Presentation.

PK profile of dose escalation phase. This study showed that the exposure to envafolimab was dose-dependent and increased proportionally across all eight dose levels. Mean half-life of envafolimab was approximately 200 hours.

Conclusion. According to the ESMO Presentation, envafolimab exhibited a favorable safety profile in subjects with advanced solid tumors and preliminary efficacy results demonstrated encouraging anti-tumor activity.  Based on the PK profile, patients in the trial were treated with envafolimab at 300 mg every 4 weeks by subcutaneous injection.

Phase 1 Clinical Trial in Japan

An open-label Phase 1 dose escalation and dose exploration clinical trial of envafolimab is being conducted in Japan. The safety, efficacy and PK data of this trial as of May 5, 2019 were presented at the 2019 American Society of Clinical Oncology (ASCO) Annual Meeting in June 2019. Based on the data presented in the ASCO Annual Meeting (the Japan Trial ASCO Presentation), 26 subjects were enrolled in this trial as of May 5, 2019.

Study purpose. The primary objectives of the Phase 1 clinical trial are to assess the safety and tolerability profile of single agent envafolimab in Japanese subjects with previously treated advanced solid tumors. The secondary objectives are to characterize the PK profile, determine MTD and evaluate the anti-tumor activity.

Study design. This Phase 1 trial consists of a multi-dose escalation phase followed by a dose exploration phase. Subjects will receive envafolimab across five cohorts at 1.0 mg/kg, 2.5 mg/kg and 5.0 mg/kg QW subcutaneously, and 2.5 mg/kg and 5.0 mg/kg Q2W subcutaneously. The QW schedule adopted a traditional “3+3” design. For the Q2W schedule, six patients were planned for each cohort. Safety and tolerability are being assessed by monitoring TEAEs under common terminology criteria for adverse events (CTCAE) version 4.0. Tumor assessments are being performed based on RECIST version 1.1. Full PK sampling is performed after the first dose of cycle 1 (28 days) and sparse PK samples are collected at pre-dose and around Cmax during the subsequent cycles.

Safety. According to the Japan Trial ASCO Presentation, as of May 5, 2019, no MTD had been reached. As of the same date, three subjects had remained in the study. 21 subjects had discontinued treatment due to disease progression and two subjects had discontinued treatment due to TEAEs. All of the enrolled subjects experienced TEAEs, 17 subjects (65.4%) experienced treatment-related TEAEs, and only one grade 3 treatment-related TEAE (cerebral infraction) was reported. There were no grade 4/5 treatment-related TEAEs. There were a total of four SAEs, two of which were treatment-related. No DLT was reported.

Efficacy. According to the Japan Trial ASCO Presentation, nine out of 26 patients were evaluable for the efficacy analysis as of May 5, 2019. Two subjects had confirmed PR and two subjects had unconfirmed PR. The other five evaluable subjects had achieved SD. 17 enrolled subjects who did not reach the first post-baseline tumor assessment were excluded.

PK profile. In the dose escalation phase, the exposure to envafolimab was dose-dependent and increased proportionally. Tmax varied from 96 to 168 hours after a single dose as shown in Figure 1 below. In the dose exploration phase, the exposure to envafolimab was dose-dependent and increased proportionally. Preliminary PK suggested a prolonged half-life that may support a less frequent dosing schedule than once every 2 weeks.

Conclusion. Envafolimab exhibited a favorable safety profile in patients with advanced malignancies and preliminary efficacy results demonstrated promising anti-tumor activity in the Phase 1 clinical trial in Japan. Based on the PK profile, patients in the trial are currently being treated with envafolimab at 300 mg every 4 weeks by subcutaneous injection.

Other Ongoing Clinical Trials

A pivotal clinical trial of envafolimab dosed as a single agent for the treatment of MSI-H tumors was initiated in August 2018.  The trial is a non-randomized trial enrolling approximately 110 patients in China, including colorectal cancer patients who are required to have been previously treated with standard therapies, which must include fluoropyrimidine, oxaliplatin or irinotecan, and other solid tumor patients, who are required to have been previously treated with at least one line of systemic standard of care therapy. Patients will receive 150mg of envafolimab subcutaneously dosed weekly.  Top-line data from the trial are expected in 2020 with ORR as the primary endpoint defined by RECIST version 1.1. 3D Medicines is planning to file a BLA in China for envafolimab in 2020.  The filing will be based on the principle that the response rate required for approval in China is similar to the response rate demonstrated by products approved in the United States for the treatment of MSI-H cancer patients. Data from this trial may be presented by our partner 3D Medicines at ASCO 2020.

A Phase 3 randomized clinical trial in BTC was initiated in April 2018.  This trial is an open-label study to assess the safety and efficacy of envafolimab plus standard of care gemcitabine-based chemotherapy compared to gemcitabine-based chemotherapy alone with overall survival (OS) as the primary endpoint. In the envafolimab arm, envafolimab will be dosed at 2.5 mg/kg subcutaneously weekly, along with gemcitabine and oxaliplatin at recommended doses. The trial is expected to enroll over 390 patients in China and data are expected in 2022.

A Phase 2 study of envafolimab in combination with chemotherapy (FOLFOX) in first line treatment of advanced gastric cancer was fully enrolled (n=15) as of January 15, 2019. Data have not been presented publicly.

Clinical Development in UPS

We intend to file an IND application, apply for orphan drug status, and initiate a registration enabling study of envafolimab in UPS and select STS subtypes in 2020.  Subject to input from the FDA, we expect that the trial will include one cohort of approximately 80 patients who will receive single agent treatment with envafolimab and a second cohort of approximately 80 patients who will receive envafolimab in combination with Yervoy (ipilimumab) with the primary endpoint in each of the cohorts being ORR, which could be the basis for accelerated approval of envafolimab by the FDA as a single agent and in combination with Yervoy. We estimate disclosing a summary of the independent data monitoring committee decisions following reviews of interim data in 2021, having a final response assessment in early 2022, and, assuming positive data, submitting a BLA for accelerated approval in early 2023. Additionally, assuming positive data from the initial UPS trial, we plan to initiate a randomized trial for multiple soft tissue sarcoma subtypes, which could include biomarker directed enrollment, to expand the target patient population.

UPS has an incidence of 0.8 to 1.0 cases per 100,000 patients in the western world and accounts for 10% of new cases of soft tissue sarcoma in the United States, with prevalence rates estimated at approximately 1.5 to 2.0 times incidence. We estimate that refractory UPS could generate net sales of up to $200 million in the United States without considering a price premium to the reference PD-1 inhibitors Opdivo® (nivolumab) or Keytruda® (pembrolizumab) that are administered intravenously.

Our Second Clinical Stage Product Candidate – DE-122

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

Currently Available Therapies for Wet AMD

The current standard of care for wet AMD is administration by intraocular injection of VEGF inhibitors as single agents. VEGF inhibitors have been reported to be effective in treating wet AMD because of their ability to inhibit the effects of abnormal angiogenesis that defines CNV. The FDA has approved the VEGF inhibitors Lucentis (ranibizumab), Eylea® (aflibercept), Beovu® (brolucizumab) and Macugen® (pegaptanib sodium) for the treatment of wet AMD. Lucentis is an antibody fragment derived from the same full length antibody from which Avastin was derived. In 2018, annual worldwide sales of Lucentis and Eylea for all indications totaled more than $10.0 billion. This sales number does not include Avastin, which is commonly used off-label to treat wet AMD in the United States and, to a lesser extent, in the European Union.

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

DE-122 for Wet AMD

Our endoglin antibodies for ophthalmology indications are being developed in collaboration with Santen. We have produced a formulation of carotuximab for development in ophthalmology that Santen is developing under the name DE-122.

In June 2015, Santen filed an IND with the FDA for the initiation of clinical studies for DE‐122 in patients with wet AMD and began enrollment into the Phase 1/2 PAVE trial.  Safety and bioactivity data from the Phase 1/2 PAVE trial were reported at the Bascom Palmer conference on Angiogenesis, Exudation and Regeneration on February 10, 2018.

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

In July 2017, Santen initiated the Phase 2a AVANTE clinical study of DE-122 for the treatment of patients with wet AMD. The Phase 2a AVANTE study is a randomized controlled trial assessing the efficacy and safety of repeated intravitreal injections of DE-122 in combination with Lucentis compared to Lucentis monotherapy in patients with wet AMD. Santen completed enrollment of the Phase 2a AVANTE study of DE-122 in wet AMD patients in 2019 and top-line data are expected in the first half of 2020.

Our Third Clinical Stage Product Candidate – TRC102

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

Phase 1 ascending dose clinical trials evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and anti-tumor activity of TRC102 were completed with Alimta in patients with advanced solid tumors, with Fludara in patients with hematologic malignancy and with Temodar in patients with solid tumors. In each trial, TRC102 was tolerable with the companion chemotherapeutic, and demonstrated signs of activity.  One patient treated with TRC102 and Alimta had a partial response as assessed by RECIST 1.1 and remained in our clinical trial without cancer progression for 14 months. In addition, 14 patients had SD including patients with squamous cell lung cancer (three patients), epithelial ovarian cancer (three patients), colorectal cancer (two patients), non-squamous non-small cell lung cancer (one patient), pancreatic cancer (one patient), prostate cancer (one patient), endometrial cancer (one patient), head and neck cancer (one patient) and breast cancer (one patient). These data were published in Investigational New Drugs in 2012. Case Western reported data from a trial of intravenous TRC102 given in combination with Fludara in a Phase 1 clinical trial that were published in Oncotarget in 2017. Anti-tumor activity, including partial response, was noted in patients with lymphoma and chronic lymphocytic leukemia, including patients treated previously with Fludara. TRC102 combined with Fludara was safe and well tolerated. Hematologic toxicity was comparable to single agent Fludara and activity appeared to correlate with increased levels of DNA damage.  Case Western reported data from a trial of TRC102 given intravenously in combination with Temodar in a Phase 1 clinical trial at the ASCO annual meeting in June 2015. Anti-tumor activity was noted in patients with ovarian cancer and neuroendocrine tumors.

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

The NCI reported data from the Phase 1 study of TRC102 in combination with Temodar in relapsed solid tumors and lymphoma patients at ASCO in 2017. There were no pharmacologic interactions between the two drugs and TRC102 target concentrations were achieved. Based on partial responses in patients with ovarian cancer, non-small cell lung cancer, and KRAS-positive colorectal cancer, the NCI decided to enroll expansion cohorts in each of these tumor types at the recommended Phase 2 oral dose of TRC102.  The authors concluded that the combination of Temodar and TRC102 is active, and DNA damage response markers (Rad51, ϒ-H2AX and/or pNbs1) were induced in four of five paired colonic biopsies, indicating DNA damage following treatment.  Updated data in the cohort of patients with colorectal cancer reported by the NCI at AACR in 2019 indicated a low response rate in patients with colorectal cancer treated with Temodar and TRC102.

The combination of TRC102 and Temodar was assessed in a Phase 2 trial of patients with recurrent glioblastoma that was reported at the Society for Neuro-Oncology annual meeting in November 2018.  The combination of Temodar and TRC102 was tolerable, but did not meet the primary efficacy endpoint of demonstrating objective responses by Response Assessment in Neuro-Oncology criteria in the 19 enrolled patients, most of whom were treated at Cleveland Clinic.  Two patients (10.5%) demonstrated evidence of clinical benefit and met the secondary endpoint of progression free survival (PFS) beyond 6 months.  Both patients who demonstrated PFS for more than 11 months were alive over 30 months following treatment initiation with TRC102 and Temodar for recurrent glioblastoma.  PFS of greater than 11 months was associated with N-methylpurine DNA glycosylase expression, a biomarker that initiates the BER pathway of resistance that is inhibited by TRC102. Efforts to identify whether DNA glycosylase expression or other biomarkers can be used as a predictive biomarker of TRC102 activity are expected to continue in ongoing TRC102 trials in 2020.  Data from multiple trials of TRC102 may be presented by investigators associated with the NCI Cancer Therapeutics Evaluation Program at ASCO 2020

Our Fourth Clinical Stage Product Candidate – TRC253

TRC253 Development

TRC253 (formerly JNJ-63576253) is a novel, orally bioavailable small molecule discovered and developed by Janssen that is a potent, high affinity competitive inhibitor of the wild type androgen receptor (AR) and multiple AR mutations, including the F877L mutation, and is under development for the treatment of men with prostate cancer. The AR F877L mutation results in an alteration in the ligand binding domain that confers resistance to current AR inhibitors, including Xtandi® (enzalutamide) and Erleada® (apalutamide). TRC253 also potently inhibits signaling through the wild type AR and may also be developed in earlier lines of treatment as a single agent or in combination with drugs approved in prostate cancer.

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

We filed an IND in December 2016, which was cleared by the FDA in January 2017.  We initiated a Phase 1/2 clinical trial of TRC253 in March 2017 and the recommended Phase 2 dose was established in July 2018, allowing dosing to commence in the Phase 2 portion of the Phase 1/2 trial. In November 2019, following review of available Phase 2 data indicating a lower than expected initial response rate and prevalence of the F877L mutation, we agreed with Janssen that the more than 70 currently enrolled patients in the Phase 1/2 trial of TRC253 are sufficient to determine the risk-benefit profile of the drug in three cohorts of metastatic castrate resistant prostate cancer patients: those with a F877L mutation, those with another undisclosed androgen receptor point mutation, and those with another basis for resistance to Xtandi or Erleada. We expect to provide Phase 2 proof of concept data to Janssen in the first half of 2020.

Our Fifth Clinical Stage Product Candidate – TJ004309

TJ004309, is a novel, humanized antibody against CD73, an ecto-enzyme expressed on stromal cells and tumors that converts extracellular AMP to the immunosuppressive metabolite adenosine. In December 2018, we submitted an IND application with the FDA for the initiation of a Phase 1 clinical study in patients with advanced solid tumors, which was cleared by the FDA in January 2019.  In July 2019, we began enrollment in a Phase 1 clinical study to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with the PD-L1 checkpoint inhibitor Tecentriq® (atezolizumab) in patients with advanced solid tumors. We expect Phase 1 data in 2020.

Collaboration and License Agreements

Collaboration Agreement with 3D Medicines and Alphamab

In December 2019, we, 3D Medicines, and Alphamab entered into the Envafolimab Collaboration Agreement for the development of envafolimab.

Pursuant to the Envafolimab Collaboration Agreement, we were granted an exclusive license to develop and commercialize envafolimab for the treatment of sarcoma in North America.  We are responsible for conducting, and will bear the costs of any Phase 1, Phase 2, Phase 3, or post-approval clinical trial in North America for envafolimab in the indications of refractory and first line treatment of soft tissue sarcoma. 3D Medicines and Alphamab are responsible for conducting, and will bear the costs of IND-enabling studies (other than those specific to the sarcoma indication) and the preparation of CMC activities sections of an IND application for envafolimab. 3D Medicines and Alphamab have agreed to manufacture and supply, or to arrange for a third party manufacturer to manufacture and supply envafolimab to us at pre-negotiated prices that vary based on clinical or commercial use. 3D Medicines and Alphamab retained the right to develop envafolimab in all territories outside of North America as well as within North America for all indications other than soft tissue sarcoma.

We will be responsible for commercializing envafolimab for sarcoma in North America, including booking of sales revenue, unless (a) envafolimab is first approved in North America for an indication other than soft tissue sarcoma and launched in North America, or (b) envafolimab is first approved in North America for soft tissue sarcoma and subsequently approved in North America for an additional non-orphan indication and sold commercially by 3D Medicines and/or Alphamab, in which case 3D Medicines and Alphamab will be responsible for commercializing envafolimab for soft tissue sarcoma in North America, including booking of sales revenue. If 3D Medicines and Alphamab become responsible for commercialization under the Envafolimab Collaboration Agreement, we have the option to co-market envafolimab for sarcoma in North America. In the event that envafolimab is first approved in North America for sarcoma and within three years of the commercial launch of envafolimab in North America for sarcoma 3D Medicines and Alphamab replace us as the party responsible for commercialization, and we elect and 3D Medicines and Alphamab agree for us to not co-market envafolimab for sarcoma in North America, then 3D Medicine and Alphamab will be required to compensate us for our costs associated with preparing for and conducting commercial activities.

If we have the responsibility for commercialization under the Envafolimab Collaboration Agreement, we will owe 3D Medicines and Alphamab tiered double digit royalties on net sales of envafolimab for sarcoma in North America ranging from the teens to mid-double digits.  If 3D Medicines and Alphamab have responsibility for commercialization under the Envafolimab Collaboration Agreement, we will be entitled to (a) tiered double digit royalties on net sales of envafolimab for sarcoma in North America ranging from the teens to mid-double digits if we have elected to not co-market envafolimab in sarcoma or (b) a 50% royalty on net sales of envafolimab for sarcoma in North America if we have chosen to co-market envafolimab in sarcoma.  Payment obligations under the Envafolimab Collaboration Agreement continue on a country-by-country basis until the last to expire licensed patent covering envafolimab expires.

3D Medicines and Alphamab retain the right to reacquire the rights to envafolimab for sarcoma in North America in connection with an arm’s length sale to a third party of the rights to develop and commercialize envafolimab in North America for all indications, provided that the sale may not occur prior to completion of a pivotal trial of envafolimab in sarcoma without our written consent and the parties must negotiate in good faith and agree to fair compensation be paid to us for the value of and opportunity represented by the reacquired rights.

Each party agreed that during the term of the Envafolimab Collaboration Agreement, it would not develop or license from any third party a monospecific inhibitor to PD-L1 or PD-1.

The term of the Envafolimab Collaboration Agreement continues until the later of the date the parties cease further development and commercialization of envafolimab for sarcoma in North America or the expiration of all payment obligations.  The Envafolimab Collaboration Agreement may be terminated earlier by a party in the event of an uncured material breach by the other party or bankruptcy of the other party, or for safety reasons related to envafolimab.  In the event we elect, or a joint steering committee determines, to cease further development or commercialization of envafolimab, or if we fail to use commercially reasonable efforts to develop (including progress in clinical trials) and commercialize envafolimab and do not cure such failure within a specified time period, then our rights and obligations under the Envafolimab Collaboration Agreement will revert to 3D Medicines and Alphamab.

Collaboration Agreements with I-Mab Biopharma

In November 2018, we entered into separate strategic collaboration and clinical trial agreements (the Collaboration Agreements) with I-Mab for the development of multiple immuno-oncology programs, including I-Mab’s proprietary CD73 antibody TJ004309 (the TJ4309 Agreement) as well as up to five proprietary bispecific antibodies currently under development by I-Mab (the Bispecific Agreement).

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

The TJ004309 Agreement may be terminated by either party in the event of an uncured material breach by the other party or bankruptcy of the other party, or for safety reasons related to TJ004309.  I-Mab may also terminate the TJ004309 Agreement if we cause certain delays in completing a Phase 1 clinical trial. In addition, I-Mab may terminate the TJ004309 Agreement for any reason within 90 days following the completion of the first Phase 1 clinical trial, in which case we would be entitled to a minimum termination fee of $9.0 million, or following the completion of the first Phase 2 clinical trial, in which case we would be entitled to a pre-specified termination fee of $15.0 million and either a percentage of non-royalty consideration I-Mab may receive as part of a license to a third party or an additional payment if TJ004309 is approved for marketing outside Greater China before a third party license is executed, in addition to a double digit percentage of royalty consideration.

Pursuant to the Bispecific Agreement, we and I-Mab may mutually select through a joint steering committee (JSC) up to five of I-Mab’s bispecific antibody product candidates within a five-year period for development and commercialization in North America.

For each product candidate selected by the JSC for development under the Bispecific Agreement, I-Mab will be responsible and bear the costs for IND-enabling studies and establishing manufacturing for the product candidate, we will be responsible for and bear the costs of filing an IND and conducting Phase 1 and Phase 2 clinical trials, and we will be responsible for and will share equally with I-Mab in the costs of conducting Phase 3 or pivotal clinical trials, in each case within North America. Subject to I-Mab’s right to co-promote an approved product candidate, we will be responsible for commercializing any approved product candidates in North America, and we will share profits and losses equally with I-Mab in North America. We would also be entitled to receive tiered low single digit royalties on net sales of product candidates in the EU and Japan.

At any time prior to completing the first pivotal clinical study for a product candidate or if I-Mab ceases to support development costs or pay its portion of Phase 3 clinical trials costs for a product candidate or the JSC decides to cease development over our objections after initiating Phase 3 clinical trials, we will have an option to obtain an exclusive license to such product candidate in all territories except Greater China and Korea and any other territories in which I-Mab previously licensed rights to a third party subject to our right of first refusal for any licenses I-Mab may grant to third-parties.

If we exercise our licensing option, we would assume sole responsibility for developing and commercializing the product candidate in the licensed territory, and in lieu of profit or loss sharing with I-Mab with respect to such product candidate, we would owe I-Mab pre-specified upfront and milestone payments and royalties on net sales, with the payments and royalties escalating depending on the phase of development the product candidate reached at the time we obtained the exclusive license as follows: (i) if before IND-enabling studies and the preparation of the chemistry-manufacturing-controls activities of the collaborative product, we would owe I-Mab a one-time upfront payment of $10.0 million, development and regulatory based milestone payments totaling up to $90.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the mid-single digits on annual net sales; (ii) if after IND submission but before completion of a Phase 1a clinical trial of the collaborative product, we would owe I-Mab a one-time upfront payment of $25.0 million, development and regulatory based milestone payments totaling up to $125.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the high single digits on annual net sales; (iii) if after completion of a Phase 1a clinical trial but before completion of a Phase 2 proof of concept study for the collaborative product, we would owe I-Mab a one-time upfront payment of $50.0 million, development and regulatory based milestone payments totaling up to $250.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the low double digits on annual net sales; and (iv) if after completion of a Phase 2 proof of concept study and before completion of a pivotal study for the collaborative product, we would owe I-Mab a one-time upfront payment of $80.0 million, development and regulatory based milestone payments totaling up to $420.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the high-teens on annual net sales.

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

License Agreement with Janssen Pharmaceutica N.V.

In September 2016, we entered into a strategic licensing collaboration with Janssen for two novel oncology assets from Janssen’s early oncology development portfolio. The agreement, as amended, grants us the rights to develop TRC253 (formerly JNJ-63576253), a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR Mutant Program) and multiple AR mutant receptors which display drug resistance to approved treatments, which is intended for the treatment of men with prostate cancer. The other oncology asset licensed from Janssen, TRC694, the Company determined the compound did not warrant further development and, in February 2019, issued written notice to terminate the licensing collaboration with respect to the TRC694 program and returned TRC694 and all rights thereto to Janssen.

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

The license agreement may be terminated for uncured breach (including failure to satisfy specified development and spending obligations we have in relation to the AR Mutant Program), bankruptcy, or the failure or inability to demonstrate clinical proof of concept with respect to the AR Mutant Program during specified timeframes. In addition, the license and agreement will automatically terminate with respect to the AR Mutant Program, upon Janssen exercising its option in respect of the AR Mutant Program and making payment of the option exercise fee to us or, if Janssen does not exercise the option, upon the expiration of all our payment obligations to Janssen with respect of the AR Mutant Program. We may also terminate the agreement in its entirety without cause, subject to specified conditions.

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

We will own any and all discoveries and inventions made solely by us under the agreement, and Santen will own any and all discoveries and inventions made solely by Santen under the agreement. We will jointly own discoveries and inventions made jointly by us and Santen. We have the first right, but not the obligation, to enforce the patents licensed to Santen under the agreement, and Santen has the first right, but not the obligation, to enforce the patents it controls that are related to carotuximab and the patents owned jointly by us and Santen. Subject to certain limitations, if the party with the first right to enforce a patent fails to timely do so, the other party will have the right to enforce such patent.

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals, and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. If carotuximab products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of carotuximab products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the carotuximab products in a given country or 12 years after the first commercial sale of the first carotuximab product commercially launched in such country.

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

License Agreement with Roswell Park Cancer Institute and Health Research Inc.

In November 2005, we entered into a license agreement with Health Research Inc. and Roswell Park Cancer Institute, referred to collectively as RPCI. Under the agreement, as amended, we obtained an exclusive, worldwide license to certain patents and other intellectual property rights controlled by RPCI related to endoglin antibodies, including carotuximab, and their therapeutic uses, which we refer to as the RPCI Technology, and a non-exclusive, worldwide license to certain know-how controlled by RPCI related to the RPCI Technology. Under the agreement, we are permitted to use, manufacture, develop and commercialize products utilizing the RPCI Technology in all fields of use. In addition, we are permitted to sublicense our rights under the agreement to third parties.

Under the agreement, we are responsible for development and commercialization activities for products utilizing the RPCI Technology, and we are obligated to use all commercially reasonable efforts to bring a product utilizing the RPCI Technology to market timely and efficiently.

In consideration of the rights granted to us under the agreement, we paid a one-time upfront fee to RPCI. In addition, we may be required to pay up to an aggregate of approximately $6.4 million upon the achievement of certain milestones for products utilizing the RPCI Technology, including carotuximab, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. Pursuant to an amendment entered into in November 2009, we may also be required to pay up to an aggregate of approximately $6.4 million upon the achievement of certain milestones for products utilizing a patent owned by us covering humanized endoglin antibodies, including TRC205, a humanized and deimmunized endoglin antibody, of which approximately $1.4 million relates to the initiation of certain development activities and $5.0 million relates to certain regulatory filings and approvals. Upon commercialization, we will be required to pay RPCI mid-single-digit royalties based on net sales of products utilizing the RPCI Technology in each calendar quarter, subject to adjustments in certain circumstances. In addition, pursuant to the amendment entered into in November 2009, we will be required to pay RPCI low single-digit royalties based on net sales in each calendar quarter of products utilizing our patent covering humanized endoglin antibodies. Our royalty obligations continue until the expiration of the last valid claim in a patent subject to the agreement, which we expect to occur in 2029, based on the patents currently subject to the agreement.

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

Cooperative Research and Development Agreements with NCI

We are a party to a Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by NCI, for the development of TRC102 for the treatment of cancer. We entered into the CRADA governing the development of TRC102 (TRC102 CRADA) in August 2012 with NCI’s Center for Cancer Research.

Under the CRADA, as amended, NCI conducts clinical trials and non-clinical studies of TRC102. Pursuant the TRC102 CRADA, we are required to pay NCI $20,000 per year per Phase 1 clinical trial and $25,000 per year per Phase 2 clinical trial, as well as expenses incurred by NCI in connection with carrying out its responsibilities under the TRC102 CRADA, up to an aggregate maximum per year of $200,000. We may also provide funding to support assays and other studies, and if NCI supplies TRC102 for additional mutually approved clinical trials beyond the planned trials, we will reimburse NCI for costs associated with manufacturing TRC102. In addition, we made a one-time payment of $20,000 for the initial IND filing and may be required to make additional one-time payments of $10,000 each for additional IND filings. Funding for clinical trials beyond those contemplated by the TRC102 CRADA will be determined in an amendment to the applicable CRADA.

Under the CRADA, each party individually owns all inventions, data and materials produced solely by its employees in the course of performing research activities pursuant to the CRADA. The parties jointly own any inventions and materials that are jointly produced by employees of both parties. Subject to certain conditions, we have the option under the CRADA to negotiate commercialization licenses from the government to intellectual property conceived or first reduced to practice in performance of the CRADA research plan that was developed solely by NCI employees or jointly by us and NCI employees.

The TRC102 CRADA had an original five-year term expiring on August 7, 2020. The CRADA may be terminated at any time by mutual written consent, and we or NCI may unilaterally terminate the CRADA for any reason or no reason by providing written notice at least 60 days before the desired termination date.

Manufacturing

We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage, distribution or testing. We therefore rely on various third-party manufacturers and corporate partners for the production of our product candidates.

Envafolimab is manufactured by AlphaMab in China and fill finish is performed by a contract manufacturer in the United States. Pursuant to the Envafolimab Collaboration Agreement, 3D Medicines and Alphamab have agreed to manufacture and supply, or to arrange for a third party manufacturer to manufacture and supply, envafolimab to us at pre-negotiated prices that vary based on clinical or commercial use.

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

Oncology Therapies

There is no PD-1 or PD-L1 therapy approved by the FDA for the treatment of soft tissue sarcoma. Keytruda (marketed by Merck) has a compendia listing for the treatment of UPS, and is used off-label for the treatment of patients with UPS. If envafolimab is approved, it may nevertheless compete with currently marketed PD-1 and PD-L1 inhibitors, including Opdivo (marketed by Bristol-Meyers Squibb), Keytruda (marketed by Merck), Imfinzi (marketed by AstraZeneca), and Tecentriq (marketed by Roche) which are approved by the FDA in multiple indications other than soft tissue sarcoma. PD-1 and PD-L1 inhibitors collectively sold over $14 billion in 2018.

We are developing TRC102 to be used in combination with alkylating chemotherapeutics (including Temodar) and antimetabolite chemotherapeutics (including Alimta and Fludara) for the treatment of cancer. If TRC102 is approved, it could compete with other inhibitors of DNA repair. Tesaro, Inc. (now GSK), Clovis Oncology and Astra Zeneca each market inhibitors of DNA repair that work by a mechanism of action that is distinct from that of TRC102. In addition to the therapies mentioned above, there are many generic chemotherapeutics and other regimens commonly used to treat various types of cancer, including soft tissue sarcoma and glioblastoma.

We are developing TRC253 for the treatment of castration-resistant prostate cancer. If TRC253 is approved, it could compete with other androgen receptor inhibitors such as Xtandi, Nubeqa (darolutamide) and Erleada. In addition to the therapies mentioned above, there are many generic chemotherapeutics and other agents commonly used to treat prostate cancer.

We are developing TJ004309 for the treatment of solid tumors, including bladder cancer. If TJ004309 is approved, it could compete with other anti-CD73 immunotherapies including CD73 antibodies as well as adenosine receptor inhibitors already in clinical development sponsored by Bristol-Meyers Squibb, AstraZeneca, Arcus Biosciences and Corvus Pharmaceuticals.

Wet AMD Therapies

Our partner, Santen, is developing DE-122 for the treatment of wet AMD and other eye diseases. If DE-122 is approved as a single agent, it would compete with currently marketed VEGF inhibitors, including Avastin and Lucentis (marketed by Genentech in the United States), and Eylea (marketed by Regeneron in the United States), Beovu (marketed by Novartis) which are well established therapies and are widely accepted by physicians, patients and third-party payors as the standard of care for the treatment of wet AMD. In addition, DE-122 could face competition from other VEGF inhibitors in development in wet AMD, including gene therapy products.

Commercialization

We hold North America commercialization rights in the field of sarcoma for envafolimab (subject to certain rights held by 3D Medicines and Alphamab) and worldwide commercialization rights for our other oncology product candidates (subject to certain rights held by Janssen for TRC253 and I-Mab for TJ004309), while Santen holds worldwide commercialization rights for our endoglin antibodies, including TRC105, in the field of ophthalmology. If any of our product candidates are approved in oncology indications, our plan is to build an oncology-focused specialty sales force in the U.S. to support their commercialization and seek a partner(s) to support commercialization outside the U.S. to the extent we have commercial rights in other territories. We believe that a specialty sales force will be sufficient to target key prescribing physicians in oncology. We currently do not have any sales or marketing capabilities or experience as a company. We plan to establish the required capabilities within an appropriate time frame ahead of any product approval and commercialization to support a product launch.

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

Our patent estate as of December 31, 2019, on a worldwide basis, includes sixteen (16) issued patents/allowed applications and ten (10) pending patent applications in the United States; and includes one hundred eleven (111) issued patents/allowed applications and sixty-five (65) pending patent applications outside the United States with pending and issued claims relating to our product candidates. These figures exclude development rights we have acquired through our licensing and collaboration agreements, including TRC253, TJ004309, and envafolimab.

Individual patents extend for varying periods of time depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for twenty years from the earliest non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, however, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest international filing date. Our issued patents and pending applications with respect to our protein therapeutic candidates will expire on dates ranging from 2023 to 2038, exclusive of possible patent term extensions. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of extensions of patent term, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

Carotuximab/TRC205 Patent Coverage

We hold issued patents covering methods for inhibiting breast cancer or colon cancer with a combination of carotuximab and cyclophosphamide (CPA) or doxorubicin in the United States.  The expected expiration date for these method-of-use patents is 2034, exclusive of possible patent term extensions.

We are co-owners with Health Research, Inc., to issued patents covering the combination therapy of cancer with carotuximab and VEGF inhibitors in Australia, Canada, China, Europe, Eurasia, Israel, South Korea, and Japan and pending patent applications in Europe, Hong Kong, and the United States. We also have an exclusive license from Health Research, Inc., to these issued patents and pending applications. The expected expiration date for these method-of-use patents is 2030, exclusive of any possible patent term extensions.

We hold issued patents and allowed applications covering formulations of endoglin antibodies in Australia, Eurasia, Georgia, Japan, Mexico, New Zealand, the Philippines, Singapore, South Korea, Ukraine, Uzbekistan, and the United States; and patent applications are pending in Brazil, Canada, China, Europe, Hong Kong, India, Indonesia, Israel, Malaysia, Singapore, Thailand, the United States, and Vietnam. The expected expiration date for any patent that may issue from this application is 2033, exclusive of possible patent term extensions.

We hold issued patents and allowed applications covering our humanized and deimmunized anti-endoglin antibodies, including TRC205, in Australia, Canada, China, Eurasia, Europe, India, Israel, Japan, South Korea, and the United States, and similar applications are pending in many other major jurisdictions worldwide, including the United States, and Brazil. The expected expiration date for these composition of matter and methods of use patents is 2029, exclusive of possible patent term extensions.

We hold issued patents covering methods of treating fibrosis with our anti-endoglin antibodies in the United States and have pending patent applications in Australia, Canada, Israel, Japan, and the United States.  The expected expiration date for any patent that may arise from these applications is 2035, exclusive of possible patent term extensions.

Envafolimab Patent Coverage

Specific to the development of envafoloimab for the treatment of soft tissue sarcoma in North America, we hold an exclusive license from 3D Medicines and Alphamab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering envafoloimab. We also hold a non-exclusive license for the conduct of clinical trials in the European Union in support of the development of envafoloimab for the treatment of soft tissue sarcoma in North America. 3D Medicines and Alphamab retain ownership of any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering any pharmaceutical composition or preparation comprising envafoloimab.

TRC102 Patent Coverage

We hold issued patents directed to combination of TRC102 and pemetrexed in the United States, Australia, Canada, Europe, Japan, Mexico, Norway, Russia, Singapore, South Africa, South Korea, Ukraine, and the United Kingdom. We also have pending applications in other jurisdictions, including Brazil, China, Hong Kong, and India. The expected expiration date for these patents is 2027, exclusive of possible patent term extensions.

We hold an issued patent on further combinations of TRC102 in Europe and have a pending patent application in the United States. The expected expiration date for these patents is 2031, exclusive of possible patent term extensions.

TRC253 Patent Coverage

We hold an exclusive license to a patent in the United States covering TRC253 and methods of using TRC253. The expected expiration date for the US case and any patents issuing from the PCT application is 2037, exclusive of possible patent term extensions.

We also hold an exclusive license to patents in Australia, Eurasia, Europe, Japan, Ukraine, and the United States; and to patent applications in Armenia, Azerbaijan, Brazil, Belarus, Canada, Chile, China, Columbia, Costa Rica, Ecuador, Egypt, El Salvador, Europe, Guatemala, Hong Kong, Honduras, Indonesia, Israel, India, Kazakhstan, Kyrgyz Republic, Malaysia, Mexico, Moldova, New Zealand, Nicaragua, Nigeria, Panama, Peru, Philippines, Russian Federation, Singapore, South Africa, South Korea, Sri Lanka, Tajikistan, Thailand, Turkmenistan, United States, and Vietnam, which are directed to methods for determining resistance to androgen receptor therapy. The expected expiration date for patents issuing from these applications is 2033, exclusive of possible patent term extensions.

TJ004309 Patent Coverage

Specific to the development of TJ004309 in North America, we hold a non-exclusive license from I-Mab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering any pharmaceutical composition or preparation comprising or containing TJ004309. I-Mab retains ownership of any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering any pharmaceutical composition or preparation comprising or containing TJ004309.

Trade Secrets, Trademarks and Know-How

In addition to patents, we rely upon unpatented trade secrets, trademarks and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. In addition, we seek trademark protection in the United States and internationally where available and when we deem appropriate. Furthermore, we are a party to a number of license agreements under which we are granted intellectual property rights to know-how that are important to our business.

U.S. Government Regulation

The preclinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, marketing and sales, among other things, of our product candidates and future products, are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (FFDCA), and other laws, including, in the case of biologics, the Public Health Service Act (PHSA), in addition to the FDA’s implementing regulations. We expect envafolimab to be regulated by the FDA as a biologic, which requires the submission of a BLA and approval by the FDA prior to being marketed in the United States. We expect our small molecule product candidate TRC102 to be regulated as a drug and subject to New Drug Application, or NDA, requirements, which are substantially similar to the BLA requirements discussed below. Manufacturers of our product candidates may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us or our partners, contract manufacturers and suppliers to administrative or judicial sanctions, including FDA refusal to approve applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines and/or criminal prosecution.

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

•	submission to the FDA of a marketing application;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with applicable current Good Manufacturing Practice requirements, or cGMPs; and

•	FDA review of the marketing application and issuance of a biologics license which is the approval necessary to market a biologic therapeutic product.

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

The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a marketing application requesting approval to market the drug candidate for a proposed indication. Under the PDUFA, the fees payable to the FDA for reviewing a marketing application, as well as annual program fees for approved products, can be substantial. The fees typically increase each year. Each marketing application submitted to the FDA for approval is reviewed for administrative completeness and reviewability within 60 days following receipt by the FDA of the application. If the application is found complete, the FDA will file the marketing application, triggering a full review of the application. The FDA may refuse to file any marketing application that it deems incomplete or not properly reviewable at the time of submission. The FDA’s established goal is to review 90% of priority marketing applications within six months after the application is accepted for filing and 90% of standard marketing applications within 10 months of the acceptance date, whereupon a review decision is to be made. The FDA, however, may not approve a drug candidate within these established goals and its review goals are subject to change from time to time. Further, the outcome of the review, even if generally favorable, may not be an actual approval but a “complete response letter” that describes additional work that must be done before the application can be approved. Before approving a marketing application, the FDA may inspect the facility or facilities at which the product is manufactured and will not approve the product unless the facility complies with cGMPs. The FDA may deny approval of a marketing application if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can extend the review process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval may impose limitations on the uses for which the product may be marketed, may require that warning statements be included in the product labeling, may require that additional studies be conducted following approval as a condition of the approval, and may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a Risk Evaluation and Mitigation Strategy, or REMS, or otherwise limit the scope of any approval. The FDA must approve a marketing application supplement or a new marketing application before a product may be marketed for other uses or before certain manufacturing or other changes may be made. Further post-marketing testing and surveillance to monitor the safety or efficacy of a product is required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

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

Both before and after the FDA approves a product, the manufacturer and the holder or holders of the marketing application for the product are subject to comprehensive regulatory oversight. For example, quality control and manufacturing procedures must conform, on an ongoing basis, to cGMP requirements, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to spend time, money and effort to maintain cGMP compliance.

Additionally, the FDA strictly regulates marketing, labeling, advertising and promotion of products. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

Other Healthcare Laws

Although we currently do not have any products on the market, we may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal, fraud and abuse, including anti-kickback and false claims, privacy and security and physician sunshine laws and regulations, many of which may become more applicable if our product candidates are approved and we begin commercialization. For additional details regarding the federal, state and foreign healthcare laws that may affect our ability to operate, see “Risk Factors—Risks Related to Our Business and Industry— “We are subject to extensive federal, state, and foreign regulation, and our failure to comply with these laws could harm our business.” If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, significant civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, imprisonment, and additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results.

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

Exclusivity

New biological products will benefit, if approved, from the data exclusivity provisions legislated in the United States, the European Union and Japan. All three regions effectively provide a period of data exclusivity to innovator biologic products. U.S. legislation provides a 12-year period of data exclusivity from the date of first licensure of a reference biologic product. EU legislation provides a period of 10 to 11 years and Japan legislation provides a period of 8 years during which companies cannot be granted approval as generic drugs to approved biologic therapies. Protection from generic competition is also available for new chemical entities, including potentially the small molecule TRC102, in the United States for 5 years, in the European Union for 10 to 11 years and in Japan for 8 years.

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

Healthcare Reform

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biological products, government control and other changes to the healthcare system of the United States. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for medical goods and services may take in response to any healthcare reform proposals or legislation. Adoption of new legislation at the federal or state level could further limit reimbursement for pharmaceuticals, including our product candidates if approved. We cannot predict the effect medical or healthcare reforms may have on our business, and no assurance can be given that any such reforms will not have a material adverse effect. For additional details regarding health reform activity, see “Risk Factors—Risks Related to Commercialization of Product Candidates — “Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.”

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

Employees

As of December 31, 2019, we had 19 full-time employees, 12 of whom are involved in research, development or manufacturing, and two of whom have Ph.D., Pharm.D. or M.D. degrees. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

We are a clinical stage company with limited operating history. All of the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $22.7 million and $35.0 million for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, we had an accumulated deficit of $162.3 million.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our current level of research and development expenses to decrease slightly due to the termination of carotuximab development in oncology as we expect to initiate a registration enabling study of envafolimab in UPS.

At December 31, 2019, we had cash and cash equivalents totaling $16.4 million. Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements into early 2021, presuming our payment obligations under the 2018 Amended SVB Loan continue to follow the contractual maturity schedule. We will need additional funding to complete the development and commercialization of product candidates, including envafolimab. In addition, in 2016 we licensed TRC253 from Janssen Pharmaceutica N.V., or Janssen, and are subject to obligations to develop the program through clinical proof of concept. To the extent we retain the program, we will need additional funds to advance the program through later stages of development. In November 2018, we entered into separate collaboration and clinical trial agreements with I-Mab for the development of multiple immuno-oncology programs. Under the agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations.  We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches. As more fully discussed in Note 1 to the consolidated financial statements included in this report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of one year following the date that these financial statements were issued.

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

In September 2018, we entered into a Capital on DemandTM Sales Agreement, or the JonesTrading Agreement, as amended in February 2019, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we could sell from time to time, at our option, up to an aggregate of $11.6 million of shares of our common stock through JonesTrading, as sales agent, subject to limitations on the amount of securities we may sell under our effective registration statement on Form S-3 within any 12 month period. In October 2019, we entered into a Common Stock Purchase Agreement, or the 2019 Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time. As of the date of this report, we have sold approximately $5.3 million under the JonesTrading Agreement and we have sold $0.8 million under the 2019 Purchase Agreement with Aspire Capital. While the JonesTrading Agreement and 2019 Purchase Agreement provide us with additional options to raise capital through sales of our common stock, there can be no guarantee that we will be able to sell shares under either agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the JonesTrading Agreement from time to time, and while Aspire Capital is obligated to purchase shares of our common stock under the 2019 Purchase Agreement, the obligation is subject to our satisfaction of various conditions which we may not be able to meet in the future. If sales are made under either the JonesTrading Agreement or the 2019 Purchase Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

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

Risks Related to Clinical Development and Regulatory Approval of Product Candidates

If the response rate of envafolimab as a single agent or in combination with ipilimumab in UPS is not significantly higher than existing therapies, our strategy of basing the initial accelerated approval of envafolimab on overall response rate as the primary endpoint could delay or prevent the approval of envafolimab in UPS.

Envafolimab will be initially developed in refractory UPS, where the PD-(L)1 inhibitors given as single agents or in combination with ipilimumab demonstrated response rates which were significantly higher than the response rate demonstrated by the approved treatment Votrient or chemotherapy in UPS.  We believe that the response rate of envafolimab as a single agent or in combination with ipilimumab has the potential to exceed that of other PD-(L)1 inhibitors given as single agents and when combined with ipilimumab. However, if the response rate of envafolimab as a single agent or in combination with ipilimumab in UPS is not significantly higher than Votrient or other chemotherapy, our strategy of basing the initial accelerated approval of envafolimab on overall response rate as the primary endpoint will be unlikely to succeed, which could delay or prevent the approval of envafolimab in UPS.

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, we announced in April 2019 that the Phase 3 TAPPAS trial evaluating carotuximab in combination with Votrient (pazopanib) in patients with advanced or metastatic angiosarcoma was terminated for futility based on the recommendation of the Independent Data Monitoring Committee following its review of interim unblinded safety and efficacy data from more than 120 patients enrolled in the trial at the time of the analysis. Given these data, we terminated further enrollment in trials of carotuximab in oncology. It is possible that the failure of carotuximab to show efficacy in late-stage oncology clinical trials makes it less likely that it will be effective in wet AMD due to the same mechanism of action and strategy to combine it with VEGF inhibitors. In addition, favorable results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of subsequent clinical trials.

Even if product candidates demonstrate favorable results in ongoing or planned Phase 1 and 2 clinical trials, many product candidates fail to show desired safety and efficacy traits in late-stage clinical trials despite having progressed through earlier trials. In addition to the potential lack of safety or efficacy of product candidates, clinical trial failures may result from a multitude of factors including flaws in trial design, manufacture of clinical trial material, dose selection and patient enrollment criteria, or differences in determination of progression events by investigators compared to central radiographic reviewers. With respect to envafolimab, while results of trials conducted by others outside of the United States have been promising, they may not be predictive of results in U.S. trials due to differences in study design, target indications, patient populations, availability of alternative treatments and other factors. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval.

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

If initiation or completion of our ongoing or planned clinical trials are delayed for any of the above reasons or other reasons, our development costs may increase, our approval process could be delayed and our ability to commercialize product candidates could be materially harmed, which could have a material adverse effect on our business. For example, we had experienced slower than anticipated enrollment in our ongoing Phase 2 clinical trial of TRC253 resulting from a lower than expected frequency of a specific tumor mutation targeted by TRC253 among metastatic prostate cancer patients.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for product candidates, our business will be substantially harmed.

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

We have not previously submitted a marketing application, or any similar drug approval filing to the FDA or any comparable foreign authority for any product candidate, and we cannot be certain that any product candidates will be successful in clinical trials or receive regulatory approval. Further, product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more product candidates, our revenue will be dependent, to a significant extent, upon the size of the markets in the territories for which we gain regulatory approval. If the markets for patients or indications that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such products, if approved.

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

We may be unsuccessful in our efforts to obtain orphan drug designations from the FDA for product candidates or may not ultimately realize the potential benefits of orphan drug designation.

We intend to seek orphan drug designation for envafolimab for the treatment of UPS  and may seek orphan drug designations for other product candidates and indications. The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years. We cannot guarantee that we will be able to receive orphan drug status from the FDA for any product candidates or indications. If we are unable to secure orphan drug designation for product candidates or indications, our regulatory and commercial prospects may be negatively impacted.

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

Any product candidates for which we receive regulatory approvals will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, in order to approve product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing, as well as continued compliance with regulatory requirements for current good manufacturing practices, or cGMPs, and current good clinical practices, or cGCPs, for any clinical trials that we conduct post-approval. Although physicians, in the practice of medicine, may prescribe an approved drug for unapproved indications, pharmaceutical companies are prohibited from promoting uses that are not approved by the FDA as reflected in the product’s approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses of approved pharmaceutical products, and a company that is found to have improperly promoted off-label may be subject to significant liability. Later discovery of previously unknown problems with product candidates, including adverse events of unanticipated severity or frequency, or with our third party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We are dependent on 3D Medicines and Alphamab with respect to certain aspects of our development of envafolimab for soft tissue sarcoma in North America. The failure to maintain the collaboration and clinical trial agreement, the failure of 3D Medicines or Alphamab to perform their obligations under the agreement, or the actions of 3D Medicines or Alphamab or their other partners with respect to envafolimab in other indications or outside North America could negatively impact our business.

Pursuant to the terms of our collaboration and clinical trial agreement with 3D Medicines and Alphamab, we were granted an exclusive license to develop and commercialize envafolimab for soft tissue sarcoma in North America. While we are generally responsible for clinical development, 3D Medicines and Alphamab are responsible for certain critical activities, including the manufacture and supply of envafolimab, CMC activities and prosecution and enforcement of intellectual property rights.  We have limited control over the amount and timing of resources that 3D Medicines and Alphamab will dedicate to their respective efforts, and their failure to perform their obligations would impair our ability to develop envafolimab for soft tissue sarcoma in North America.  In addition, we very limited influence or control over 3D Medicines’ or Alphamab’s (or their respective other partners’) activities with respect to the development and commercialization of evnafolimab in indications outside of soft tissue sarcoma or outside of North America, even though these activities could have a significant impact on the development and commercialization of envafolimab for soft tissue sarcoma in North America. For example, adverse events in clinical trials outside of the United States could cause the FDA to put clinical trials of envafolimab in the United States on hold, and negative results of clinical trials of envafolimab in other indications may cast doubt as to the likelihood of positive results of clinical trials in UPS or other soft tissue sarcoma indications.

We are subject to a number of other risks associated with our collaboration and clinical trial agreement with 3D Medicines and Alphamab, including:

•	we and 3D Medicines and Alphamab could disagree as to future development plans which could delay initiation of clinical trials or stop a future clinical trial;
•

there may be disputes between us and 3D Medicines and Alphamab, including disagreements regarding the terms of the collaboration and clinical trial agreement, that may result in the delay of or failure to achieve development, regulatory and commercial objectives and/or costly litigation or arbitration that diverts our management’s attention and resources;

•

3D Medicines and Alphamab may not provide us with timely and accurate information regarding development progress and activities outside of soft tissue sarcoma and North America, which could adversely impact our ability to report progress to our investors and may cause us to make ill-informed decisions with respect to our own development efforts; and

•

3D Medicines and Alphamab may not properly maintain or defend the intellectual property rights licensed to us in North America or may undertake activities that invite litigation that could jeopardize or invalidate the intellectual property rights licensed to us or expose us to potential litigation.

If we have disagreements with 3D Medicines or Alphamab, if they do not perform their obligations under the collaboration and clinical trial agreement or there are negative events with respect to envafolimab outside of soft tissue sarcoma or North America, there could be material adverse consequences to our ability to successfully develop and commercialize envafolimab in soft tissue sarcoma in North America or to the value of envafolimab to us.

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

We may not be successful in establishing and maintaining additional collaborations, which could adversely affect our ability to develop and commercialize our existing product candidates or to leverage our clinical development capabilities.

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

As of December 31, 2019, we own ten (10) U.S. Patents, four (4) pending U.S. patent applications, fifty-two (52) issued non-U.S patents and twenty-two (22) pending non-U.S. patent applications relating to “Antifolate Agent Combinations in the Treatment Of Cancer,” “Humanized Endoglin Antibodies,” “Potentiation of Anti-Cancer Activity Through Combination Therapy with BER Pathway Inhibitors,” “Antibody Formulations and Uses Thereof,” and “Anti-Endoglin Antibodies and Uses Thereof”.

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.

As of December 31, 2019, we are the exclusive licensee of two (2) issued U.S. patents, two (2) pending U.S. patent applications, sixteen (16) issued non-U.S patents and two (2) pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.” We are also the exclusive licensee of two (2) issued U.S. patents, forty-three (43) issued non-U.S. patents, one (1) pending U.S. patent application, and thirty-nine (39) pending non-U.S. applications related to TRC253. Specific to the development of TJ004309 in North America, we hold a non-exclusive license from I-Mab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering any pharmaceutical composition or preparation comprising or containing TJ004309. Specific to the development of envafoloimab for the treatment of soft tissue sarcoma in North America, we hold an exclusive license from 3D Medicines and Alphamab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering envafoloimab. We also hold a non-exclusive license for the conduct of clinical trials in the European Union in support of the development of envafoloimab for the treatment of soft tissue sarcoma in North America.

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

We are a party to a number of license agreements that are important to our business, and we may enter into additional license agreements in the future. Carotuximab is protected, in part, by patents exclusively in-licensed from Roswell Park Cancer Institute. TRC102 is protected, in part, by patents exclusively licensed from Case Western University. TRC253 and associated intellectual property have been licensed from Janssen Pharmaceutica NV, Envafolimab and associated intellectual property have been licensed from 3D Medicines and Alphamab, and TJ004309 and associated intellectual property have been licensed from I-Mab.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate; and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Off-label use of approved drugs could adversely impact a product candidate’s peak sales, including Keytruda’s off-label use in UPS if we are able to successfully commercialize envafolimab in the U.S.

While no PD-(L)1 treatments are currently approved in UPS or any other sarcoma subtype, Keytruda has a compendia listing in UPS and is reimbursed for off-label use in UPS. The off-label use of Keytruda in UPS may adversely affect the peak net sales of envafolimab in UPS and other sarcoma subtypes, if envafolimab is approved by the U.S. FDA and successfully commercialized in the U.S.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize product candidates.

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

Third party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in the United States. There remain judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, the current U.S. President has signed two Executive Orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA.  For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative changes to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, the former U.S. President signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current U.S. President’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current U.S. President’s administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (HHS) solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We do not have internal new drug discovery capabilities or a technology platform with which to develop novel product candidates. Unless we develop or acquire these capabilities or a technology platform, our only means of expanding our product pipeline will be to acquire or in-license product candidates that complement or augment our current targets, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. In addition, part of our corporate strategy is to leverage our existing internal clinical development and regulatory capabilities by entering into collaborations where we conduct development activities related to third party product candidates in exchange for commercialization and payment rights, such as our collaboration with Janssen with respect to TRC253, our collaboration with 3D Medicines and Alphamab with respect to envafolimab, and our collaboration with I-Mab with respect to I-Mab’s proprietary CD73 antibody, TJ004309, and potential bispecific antibody candidates.  Identifying, selecting and acquiring or licensing promising product candidates requires substantial technical, financial and human resources. Efforts to do so may not result in the actual development, acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. With respect to TRC253, Janssen has an option to reacquire the intellectual property rights to the program on pre-negotiated terms until a certain period of time following the completion of clinical proof of concept.  If Janssen exercises this right, while we would be entitled to receive an up-front payment and would have the opportunity to receive future milestone and royalty payments from Janssen, we would have no further rights to develop, commercialize or realize value from TRC253. With respect to TJ004309, if I-Mab licenses rights to TJ004309 to a third party, while we would be entitled to receive varying portions of royalty and non-royalty payments from I-Mab, we would have no further rights to develop, commercialize or realize value from TJ004309. With respect to envafolimab, 3D Medicines and Alphamab retain certain rights to reacquire the rights for sarcoma in North America in connection with an arm’s length sale to a third party of the rights to develop and commercialize envafolimab in North America for all indications.  While we and 3D Medicines and Alphamab must negotiate in good faith and agree to fair compensation be paid to us for the value of and opportunity represented by the reacquired rights, we cannot guarantee that any compensation paid to us would adequately cover our investments in the program, the present value of the rights to us or our opportunity costs as a result of having advanced the program prior to reacquisition.  Also, in the event that envafolimab is first approved in North America for sarcoma and within three years of the commercial launch of envafolimab in North America for sarcoma 3D Medicines and Alphamab replace us as the party responsible for commercialization, and we do not co-market envafolimab for sarcoma in North America, then 3D Medicine and Alphamab will be required to compensate us for our costs associated with preparing for and conducting commercial activities. However, we may not be able to agree with 3D Medicines and Alphamab on adequate compensation and cannot guarantee that any agreed-upon compensation would adequately cover our investments in commercializing envafolimab in North America or our lost opportunity costs in pursuing commercialization. If we are unable to retain existing product candidates and add additional product candidates to our pipeline, we may not be able to execute on an important part of our business strategy and our long-term business and prospects will be limited.

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

We are subject to extensive federal, state, and foreign regulation, and our failure to comply with these laws could harm our business.

Although we do not currently have any products on the market, we are subject to healthcare regulation and enforcement by the federal government and the states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal anti-kickback statute, which applies to our business activities, including our research, marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, knowingly and willfully soliciting, receiving, offering or providing any remuneration (including any bribe, kickback or rebate) directly or indirectly, overtly or covertly, in cash or in kind, intended to induce or in return for the purchase or recommendation of any good, facility item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare or Medicaid programs;

•

federal civil and criminal false claims laws, including the federal False Claims Act, and civil monetary penalty laws that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other governmental healthcare programs that are false or fraudulent, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, imposes certain regulatory and contractual requirements on covered entities and their business associates that create, receive, maintain or transmit individually identifiable health information for or on their behalf regarding the privacy, security and transmission of individually identifiable health information;

•

federal “sunshine” requirements imposed by the ACA on certain drug manufacturers regarding any transfers of value provided to physicians, as defined by such law, and teaching hospitals, and ownership and investment interests held by such physicians and their immediate family members; and

•

state or foreign law equivalents of each of the above federal laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information relating to drug and biologic pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

It is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened certain of these laws. For example, the ACA, among other things, amended the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them to have committed a violation. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

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

Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, significant administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, imprisonment, exclusion from governmental health care programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

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

As of December 31, 2019, we had federal and California net operating loss carryforwards, or NOLs, of approximately $137.1 million and $117.7 million, respectively, which expire in various years beginning in 2030, if not utilized. Under the Tax Act, federal NOLs generated after 2017 may be carried forward indefinitely and be available to offset up to 80% of future taxable income each year. As of December 31, 2019, we had federal and California research and development and Orphan Drug tax credit carryforwards of approximately $10.0 million and $2.3 million, respectively. The federal research and development and Orphan Drug tax credit carryforwards expire in various years beginning in 2031, if not utilized. The California research and development credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

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

Our operations, and those of our contractors, consultants and collaborators, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. For example, the ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and the shutdown or delay of business activities in the region, including certain development activities of our collaborators in China. To the extent our collaborators are unable to comply with their obligations under our agreements with them or they are otherwise unable to complete or are delayed in completing development activities in China due to the coronavirus outbreak, our ability to advance development in the United States may become impaired.  Travel restrictions and shutdowns in business operations in China as a result of the outbreak may also limit our ability to pursue our business development strategy with respect to China-based biopharmaceutical companies seeking U.S. drug development expertise.  In addition, NCI may be affected by government shutdowns in the United States or withdrawn funding, which may lead to suspension or termination of ongoing NCI-sponsored clinical development of our product candidates. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. In addition, our ability and the ability of our partners to obtain clinical supplies of product candidates could be disrupted if the operations of our third party manufacturers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters are located in San Diego, California near major earthquake faults and fire zones. The ultimate impact on us and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile, and our stockholders may not be able to resell their shares at a desired market price and could lose all or part of their investment.

Even though our common stock trades on the Nasdaq Capital Market, we cannot assure you that an active, liquid trading market for our shares will develop or persist. Our stockholders may not be able to sell their shares quickly or at a recently reported market price if trading in our common stock is not active.  The trading price of our common stock has been, and is likely to continue to be, volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in clinical trials;
•	inability to obtain additional funding;
•	any delay in submitting a BLA or an NDA for any product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that marketing application;
•	failure to successfully develop and commercialize product candidates;
•	changes in laws or regulations applicable to product candidates;
•	changes in the structure of healthcare payment systems;
•	inability to obtain adequate product supply for product candidates, or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products or technologies by our competitors;

•	failure to meet or exceed product development or financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, collaborations, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future, in particular any sales by significant stockholders or our affiliates; and
•	trading volume of our common stock.

In addition, the stock market in general, and the Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

If we fail to continue to meet all applicable listing requirements, our common stock may be delisted from the Nasdaq Capital Market, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the Nasdaq listing requirements in the future, including, for example, if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days, or if we are unable to maintain at least $2.5 million in stockholders’ equity, Nasdaq could determine to delist our common stock.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

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

Market Information

Our common stock is listed on The Nasdaq Capital Market under the ticker symbol “TCON”.

Holders of Common Stock

On January 31, 2020, there were approximately 121 holders of record of our common stock.

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

	Years Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share data)
Statements of Operations Data:
Collaboration revenue	$—	$3,000	$8,755
Operating expenses:
Research and development	14,530	30,460	19,355
General and administrative	7,766	7,280	7,610
Total operating expenses	22,296	37,740	26,965
Loss from operations	(22,296)	(34,740)	(18,210)
Other expense	(378)	(219)	(893)
Net loss	$(22,674)	$(34,959)	$(19,103)
Net loss per share, basic and diluted	$(7.47)	$(12.97)	$(11.37)
Weighted-average shares outstanding, basic and diluted	3,034,299	2,694,624	1,680,667

	As of
	December 31,
	2019	2018
	(in thousands)
Balance Sheets Data:
Cash and cash equivalents	$16,412	$25,136
Short-term investments	—	13,968
Working capital	5,426	27,108
Total assets	18,121	40,648
Long-term debt, less current portion	2,739	5,343
Accumulated deficit	(162,334)	(139,660)
Total stockholders’ equity	2,698	21,442

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by subcutaneous injection for the treatment of soft tissue sarcoma in North America. We intend to file an investigational new drug (IND) application and apply for orphan drug status in the first half of 2020, and initiate a registration-enabling study of envafolimab in the sarcoma subtype of undifferentiated pleomorphic sarcoma (UPS) and other select soft tissue sarcoma (STS) subtypes in the second half of 2020.  Subject to input from the U.S. Food and Drug Administration (FDA), we expect that the trial will include one cohort of approximately 80 patients who will receive single agent treatment with envafolimab and a second cohort of approximately 80 patients who will receive envafolimab in combination with Yervoy® (ipilimumab), a checkpoint inhibitor marketed by Bristol-Meyers Squib (BMS), with the primary endpoint in each of the cohorts being overall response rate (ORR), which could be the basis for accelerated approval of envafolimab by the FDA as a single agent and/or in combination with Yervoy. We estimate disclosing a summary of the independent data monitoring committee decisions following reviews of interim data in 2021, having a final response assessment in early 2022, and, assuming positive data, submitting a biologics license application (BLA) for accelerated approval in early 2023. Additionally, assuming positive data from the initial UPS trial, we plan to initiate a randomized trial for multiple soft tissue sarcoma subtypes, which could include biomarker directed enrollment, to expand the target patient population.

We continue to support Santen’s development of the ophthalmic formulation of carotuximab, called DE-122, for the treatment of wet AMD, the leading cause of blindness in the Western world. In March 2014, Santen licensed from us exclusive worldwide rights to develop and commercialize our endoglin antibodies for ophthalmology indications and in July 2017, Santen initiated dosing in the randomized Phase 2a AVANTE study of DE-122, which is a randomized controlled trial assessing the efficacy and safety of repeated intravitreal injections of DE-122 in combination with Lucentis® (ranibizumab) compared to Lucentis single agent therapy in patients with wet AMD. Santen completed enrollment in the randomized Phase 2a AVANTE study in 2019 and we expect top-line data in the first half of 2020.

Other clinical stage oncology product candidates include TRC102, which is a small molecule that is in Phase 1 and Phase 2 clinical development for the treatment of mesothelioma, lung cancer and solid tumors, TRC253, which is a small molecule that is in a Phase 1/2 clinical trial for the treatment of metastatic castration-resistant prostate cancer, that we licensed from Janssen Pharmaceutica N.V. (Janssen) in September 2016, and TJ004309, which is a CD73 antibody in Phase 1 clinical development for the treatment of solid tumors, that we licensed from I-Mab Biopharma (I-Mab) in November 2018.

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting base excision repair, or BER. In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy in the treatment of cancer patients.  TRC102 began Phase 2 testing in mesothelioma in combination with the approved chemotherapeutic Alimta in 2015. TRC102 is also being studied in three Phase 1 clinical trials: in combination with Alimta and cisplatin in solid tumor patients, in combination with chemoradiation in lung cancer patients, and in combination with Temodar in ovarian, lung and colorectal cancer patients. All current TRC102 trials are sponsored and funded by the National Cancer Institute (NCI). We retain global rights to develop and commercialize TRC102 in all indications.

TRC253 is being developed for the treatment of men with prostate cancer and is a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR) and multiple AR mutant receptors containing point mutations that cause drug resistance to currently approved treatments. In November 2019, following review of available Phase 2 data indicating a lower than expected initial response rate and prevalence of the F877L mutation, we agreed with Janssen that the more than 70 currently enrolled patients in the Phase 1/2 clinical trial of TRC253 are sufficient to determine the risk-benefit profile of the drug in three cohorts of metastatic castrate resistant prostate cancer patients: those with a F877L mutation, those with another undisclosed androgen receptor point mutation, and those with another basis for resistance to Xtandi or Erleada. We expect to provide Phase 2 proof of concept data to Janssen in the first half of 2020.  Until 90 days after receiving Phase 2 proof of concept data, Janssen has an exclusive option to reacquire full rights to TRC253 for an upfront payment of $45.0 million to us, and obligations to make regulatory and commercialization milestone payments totaling up to $137.5 million upon achievement of specified events and a low single-digit royalty. If Janssen does not exercise its exclusive option to reacquire the program, we would then have the ability to retain worldwide development and commercialization rights, in which case we would be obligated to pay Janssen a total of up to $45.0 million in development and regulatory milestones upon achievement of specified events, in addition to a low single digit royalty.

TJ004309, also known as TJD5, is a novel humanized antibody against CD73 expressed on stromal cells and tumors that converts extracellular adenosine monophosphate (AMP) to the immunosuppressive metabolite adenosine. We are developing TJ004309 in collaboration with I-Mab under a strategic collaboration and clinical trial agreement that we entered into in November 2018 (the TJ004309 Agreement). In July 2019, we began enrollment in a Phase 1 clinical trial to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with the PD-L1 checkpoint inhibitor Tecentriq® in patients with advanced solid tumors. We also entered into a separate strategic collaboration and clinical trial agreement (the Bispecific Agreement) which allows for the development of up to five of I-Mab’s proprietary bispecific antibody product candidates to be nominated within a five-year period for development and commercialization in North America, with the option to opt-in and acquire product rights outside of Greater China and Korea prior to completing the first pivotal clinical trial for any bispecific product candidate.

In April 2019, we announced the termination of enrollment in trials of carotuximab in oncology following the Independent Data Monitoring Committee (IDMC) recommendation that the Phase 3 TAPPAS trial be terminated for futility. We have terminated activities related to carotuximab development in oncology.

The following table summarizes key information regarding ongoing and planned development of clinical stage product candidates:

	Phase	Data Expected
Envafolimab (3D Medicines and Alphamab)
Soft Tissue Sarcoma	Planned Pivotal	Final data - 2022
DE-122 (Santen)
Wet AMD	Randomized Phase 2	2020
TRC253
Prostate Cancer	Phase 2	2020
TJ004309 (I-Mab)
Solid Tumors	Phase 1	2020
TRC102
Mesothelioma	Phase 2	2020
Solid tumors	Phase 1	2020
Solid tumors and Lymphomas	Phase 1/2	2021
Lung Cancer	Phase 1	2020

We utilize a product development platform that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups manage significant aspects of our clinical trials with internal resources. We use these internal resources to minimize the costs associated with utilizing contract research organizations, or CROs, to conduct clinical trials. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which expedites patient enrollment and improves the quality of patient data as compared to a CRO-managed model. We have leveraged this platform in all of our sponsored clinical trials. We have also leveraged our product development platform to diversify our product pipeline without payment of upfront license fees through license agreements with 3D Medicines and Alphamab, I-Mab, and Janssen. We continue to evaluate ex-U.S. companies who would benefit from a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise. We believe we will continue to be recognized as a preferred U.S. clinical development partner through a cost- and risk-sharing partnership structure which may include U.S. commercialization.

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt under our credit facilities with Silicon Valley Bank (SVB). At December 31, 2019, we had cash and cash equivalents totaling $16.4 million.

We do not own or operate, nor do we expect to own or operate, facilitates for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $22.7 million and $35.0 million for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, we had an accumulated deficit of $162.3 million.

We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to decrease slightly due to the termination of carotuximab development in oncology as we expect to initiate a registration enabling study of envafolimab in UPS and as we:

•	continue to conduct clinical trials of product candidates;
•	continue our research and development efforts;
•	maintain, expand and protect our intellectual property portfolio; and
•	seek regulatory approvals for product candidates that successfully complete clinical trials.

We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more product candidates, which we expect will take a number of years. If we obtain regulatory approval for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts and the timing and nature of the regulatory approval process for product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources. Debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.  Further, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop product candidates.

Collaboration and License Agreements

Collaboration Agreement with 3D Medicines and Alphamab

In December 2019, we, 3D Medicines, and Alphamab entered into the Envafolimab Collaboration Agreement for the development of envafolimab, an investigational PD-L1 sdAb, or nanobody, administered by subcutaneous injection, for the treatment of soft tissue sarcoma in North America.

Pursuant to the Envafolimab Collaboration Agreement, we were granted an exclusive license to develop and commercialize envafolimab for the treatment of sarcoma in North America.  We are responsible for conducting and will bear the costs of any Phase 1, Phase 2, Phase 3, or post-approval clinical trial in North America for envafolimab in the indications of refractory and first line treatment of soft tissue sarcoma. 3D Medicines and Alphamab are responsible for conducting and will bear the costs of investigational new drug (IND)-enabling studies (other than those specific to the sarcoma indication) and the preparation of chemical, manufacturing and controls (CMC) activities sections of an IND application for envafolimab. 3D Medicines and Alphamab have agreed to manufacture and supply, or to arrange for a third party manufacturer to manufacture and supply, envafolimab to us at pre-negotiated prices that vary based on clinical or commercial use. 3D Medicines and Alphamab retained the right to develop envafolimab in all territories outside of North America as well as within North America for all indications other than soft tissue sarcoma.

We will be responsible for commercializing envafolimab for sarcoma in North America, including booking of sales revenue, unless (a) envafolimab is first approved in North America for an indication other than soft tissue sarcoma and launched in North America, or (b) envafolimab is first approved in North America for soft tissue sarcoma and subsequently approved in North America for an additional non-orphan indication and sold commercially by 3D Medicines and/or Alphamab, in which case 3D Medicines and Alphamab will be responsible for commercializing envafolimab for soft tissue sarcoma in North America, including booking of sales revenue. If 3D Medicines and Alphamab become responsible for commercialization under the Envafolimab Collaboration Agreement, we have the option to co-market envafolimab for sarcoma in North America. In the event that envafolimab is first approved in North America for sarcoma and within three years of the commercial launch of envafolimab in North America for sarcoma 3D Medicines and Alphamab replace us as the party responsible for commercialization, and we elect and 3D Medicines and Alphamab agree for us to not co-market envafolimab for sarcoma in North America, then 3D Medicines and Alphamab will be required to compensate us for our costs associated with preparing for and conducting commercial activities.

If we have the responsibility for commercialization under the Envafolimab Collaboration Agreement, we will owe 3D Medicines and Alphamab tiered double digit royalties on net sales of envafolimab for sarcoma in North America ranging from the teens to mid-double digits.  If 3D Medicines and Alphamab have responsibility for commercialization under the Envafolimab Collaboration Agreement, we will be entitled to (a) tiered double digit royalties on net sales of envafolimab for sarcoma in North America ranging from the teens to mid-double digits if we have elected to not co-market envafolimab in sarcoma or (b) a 50% royalty on net sales of envafolimab for sarcoma in North America if we have chosen to co-market envafolimab in sarcoma.  Payment obligations under the Envafolimab Collaboration Agreement continue on a country-by-country basis until the last to expire licensed patent covering envafolimab expires.

3D Medicines and Alphamab retain the right to reacquire the rights to envafolimab for sarcoma in North America in connection with an arm’s length sale to a third party of the rights to develop and commercialize envafolimab in North America for all indications, provided that the sale may not occur prior to completion of a pivotal trial of envafolimab in sarcoma without our written consent and the parties must negotiate in good faith and agree to fair compensation be paid to us for the value of and opportunity represented by the reacquired rights.

Each party agreed that during the term of the Envafolimab Collaboration Agreement, it would not develop or license from any third party a monospecific inhibitor to PD-L1 or PD-1.

The term of the Envafolimab Collaboration Agreement continues until the later of the date the parties cease further development and commercialization of envafolimab for sarcoma in North America or the expiration of all payment obligations.  The Envafolimab Collaboration Agreement may be terminated earlier by a party in the event of an uncured material breach by the other party or bankruptcy of the other party, or for safety reasons related to envafolimab.  In the event we elect, or a joint steering committee (JSC) determines, to cease further development or commercialization of envafolimab, or if we fail to use commercially reasonable efforts to develop (including progress in clinical trials) and commercialize envafolimab and do not cure such failure within a specified time period, then our rights and obligations under the Envafolimab Collaboration Agreement will revert to 3D Medicines and Alphamab.

Collaboration Agreements with I-Mab Biopharma

In November 2018, we entered into separate strategic collaboration and clinical trial agreements (the Collaboration Agreements) with I-Mab for the development of multiple immuno-oncology programs, including I-Mab’s proprietary CD73 antibody TJ004309 (the TJ4309 Agreement) as well as up to five proprietary bispecific antibodies currently under development by I-Mab  (the Bispecific Agreement).

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

The TJ004309 Agreement may be terminated by either party in the event of an uncured material breach by the other party or bankruptcy of the other party, or for safety reasons related to TJ004309.  I-Mab may also terminate the TJ004309 Agreement if we cause certain delays in completing a Phase 1 clinical trial. In addition, I-Mab may terminate the TJ004309 Agreement for any reason within 90 days following the completion of the first Phase 1 clinical trial, in which case we would be entitled to a minimum termination fee of $9.0 million, or following the completion of the first Phase 2 clinical trial, in which case we would be entitled to a pre-specified termination fee of $15.0 million and either a percentage of non-royalty consideration I-Mab may receive as part of a license to a third party or an additional payment if TJ004309 is approved for marketing outside Greater China before a third party license is executed, in addition to a double digit percentage of royalty consideration.

Pursuant to the Bispecific Agreement, we and I-Mab may mutually select through a JSC up to five of I-Mab’s bispecific antibody product candidates within a five-year period for development and commercialization in North America.

For each product candidate selected by the JSC for development under the Bispecific Agreement, I-Mab will be responsible and bear the costs for IND-enabling studies and establishing manufacturing for the product candidate, we will be responsible for and bear the costs of filing an IND and conducting Phase 1 and Phase 2 clinical trials, and we will be responsible for and will share equally with I-Mab in the costs of conducting Phase 3 or pivotal clinical trials, in each case within North America. Subject to I-Mab’s right to co-promote an approved product candidate, we will be responsible for commercializing any approved product candidates in North America, and we will share profits and losses equally with I-Mab in North America. We would also be entitled to receive tiered low single digit royalties on net sales of product candidates in the EU and Japan.

At any time prior to completing the first pivotal clinical study for a product candidate or if I-Mab ceases to support development costs or pay its portion of Phase 3 clinical trial costs for a product candidate or the JSC decides to cease development over our objections after initiating Phase 3 clinical trials, we will have an option to obtain an exclusive license to such product candidate in all territories except Greater China and Korea and any other territories in which I-Mab previously licensed rights to a third party subject to our right of first refusal for any licenses I-Mab may grant to third-parties.

If we exercise our licensing option, we would assume sole responsibility for developing and commercializing the product candidate in the licensed territory, and in lieu of profit or loss sharing with I-Mab with respect to such product candidate, we would owe I-Mab pre-specified upfront and milestone payments and royalties on net sales, with the payments and royalties escalating depending on the phase of development the product candidate reached at the time we obtained the exclusive license as follows: (i) if before IND-enabling studies and the preparation of the CMC activities of the collaborative product, we would owe I-Mab a one-time upfront payment of $10.0 million, development and regulatory based milestone payments totaling up to $90.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the mid-single digits on annual net sales; (ii) if after IND submission but before completion of a Phase 1a clinical trial of the collaborative product, we would owe I-Mab a one-time upfront payment of $25.0 million, development and regulatory based milestone payments totaling up to $125.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the high single digits on annual net sales; (iii) if after completion of a Phase 1a clinical trial but before completion of a Phase 2 proof of concept clinical trial for the collaborative product, we would owe I-Mab a one-time upfront payment of $50.0 million, development and regulatory based milestone payments totaling up to $250.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the low double digits on annual net sales; and (iv) if after completion of a Phase 2 proof of concept clinical trial and before completion of a pivotal study for the collaborative product, we would owe I-Mab a one-time upfront payment of $80.0 million, development and regulatory based milestone payments totaling up to $420.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the high-teens on annual net sales.

License Agreement with Janssen Pharmaceutica N.V.

In September 2016, we entered into a strategic licensing collaboration with Janssen for two novel oncology assets from Janssen’s early oncology development portfolio. The agreement, as amended, grants us the right to develop TRC253 (formerly JNJ-63576253), a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR Mutant Program) and multiple AR mutant receptors which display drug resistance to approved treatments, which is intended for the treatment of men with prostate cancer.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. If carotuximab products are successfully commercialized in the field of ophthalmology, Santen will be required to pay us tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse us for all royalties due by us under certain third party agreements with respect to the use, manufacture or commercialization of carotuximab products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of our patent rights applicable to the carotuximab products in a given country or 12 years after the first commercial sale of the first carotuximab product commercially launched in such country. As of December 31, 2019, $10.0 million of the development milestones have been achieved and received in accordance with the agreement.

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

Research and development costs, including third party costs reimbursed by Santen and I-Mab as part of such collaborations, are expensed as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received.

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Third-party research and development expenses:
TRC105	$4,596	$18,732	$10,684
TRC253	3,752	3,573	1,494
TRC102	161	164	87
TRC694	115	1,401	355
TRC205	—	—	16
TJ004309	517	21	—
Envafolimab	4	—	—
Total third-party research and development expenses	9,145	23,891	12,636
Unallocated expenses	5,385	6,569	6,719
Total research and development expenses	$14,530	$30,460	$19,355

 Unallocated expenses consist primarily of our internal personnel related and facility costs.

We expect our current level of research and development expenses to decrease slightly due to the termination of carotuximab development in oncology as we expect to initiate a registration enabling study of envafolimab in UPS.

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

The costs of clinical trials to us may vary significantly based on factors such as:

•	the extent to which costs for comparator drugs are borne by third parties;
•	per patient trial costs;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient participation in the trials and follow-up;
•	the phase of development of the product candidate;
•	the efficacy and safety profile of the product candidate; and
•	the extent to which costs are borne by third parties such as NCI.

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

Other Income (Expense)

Other income (expense) primarily consists of interest related to our loan agreement with SVB offset in part by interest income from our short-term investments and cash equivalents.

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

While our significant accounting policies are more fully described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies related to revenue recognition, expense accruals, and stock-based compensation are most critical to understanding and evaluating our reported financial results.

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

Our objective is to reflect the appropriate trial expenses in our financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, we adjust the clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical accruals are dependent upon accurate reporting by CROs or other third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three years in the period ended December 31, 2019, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

The following table summarizes the stock-based compensation expense recognized in our consolidated financial statements:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Research and development	$776	$1,462	$1,482
General and administrative	848	1,205	1,712
Total stock-based compensation expense	$1,624	$2,667	$3,194

As of December 31, 2019, the unrecognized stock-based compensation expense related to outstanding time-based stock options was $1.6 million and is expected to be recognized as expense over a weighted-average period of approximately 2.6 years.

Other Company Information

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2019, we had federal and California net operating loss, or NOL, carryforwards, of approximately $137.1 million and $117.7 million, respectively. The federal and California NOL carryforwards will begin expiring in 2030, unless previously utilized. The federal NOL generated after 2017 of $53.9 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. At December 31, 2019, we had federal and California research and development and Orphan Drug credit carryforwards of approximately $10.0 million and $2.3 million, respectively. The federal research and development and Orphan Drug credit carryforwards will begin expiring in 2031, unless previously utilized. The California research and development credit carryforwards do not expire.

Pursuant to Sections 382 and 383 of the Internal Revenue Code (Code), our annual use of our NOL and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. We completed a Section 382/383 analysis regarding the limitation of our NOL and research and development credit carryforwards as of December 31, 2018 and did not identify a cumulative change in ownership of more than 50% within the proceeding three-year period. Future ownership changes, including changes during the year ended December 31, 2019, may limit our ability to utilize our remaining NOL and research and development tax credit carryforwards. As of December 31, 2019, we had a full valuation allowance against our deferred tax assets.

JOBS Act

On April 5, 2012, the Jumpstart our Business Startups Act of 2012 (JOBS Act) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the then current lease guidance. The new accounting standard requires lessees to recognize lease liabilities and corresponding right-of-use (ROU) assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. We adopted ASU 2016-02 on January 1, 2019, using the modified retrospective method. Under this approach, financial information and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the “package of practical expedients” upon adoption, which permits it to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use of hindsight or the practical expedient pertaining to land easements, the latter of which not being applicable. Upon adoption, we (i) recognized a ROU asset and lease liability on our balance sheet for our corporate office operating lease and (ii) derecognized the deferred rent balance as of December 31, 2018 under the superseded lease guidance. The ROU asset has been recorded in other assets and the short-term and long-term lease liability has been recorded in accounts payable and accrued expenses and other long-term liabilities, respectively, within the consolidated balance sheet. There was no impact on retained earnings or other components of equity, nor was there any impact on the statement of operations, upon adoption.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Accounting Standards Codification 718, Compensation-Stock Compensation, to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. We adopted ASU 2018-07 on January 1, 2019, which did not have a material impact on our consolidated financial statements and notes thereto.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$-	$3,000	$(3,000)
Research and development expenses	14,530	30,460	(15,930)
General and administrative expenses	7,766	7,280	486
Other expense	378	219	159

Collaboration revenue.  Collaboration revenue was $0 and $3.0 million for the years ended December 31, 2019 and 2018, respectively. The decrease of $3.0 million was due to revenue recognized under the Ambrx license agreement in the year ended December 31, 2018 with no corresponding revenue in the comparable period in 2019.

Research and development expenses.  Research and development expenses were $14.5 million and $30.5 million for the years ended December 31, 2019 and 2018, respectively. The decrease of $15.9 million was primarily due to lower drug manufacturing expenses and direct clinical trial expenses following the termination of further enrollment in company sponsored clinical trials of carotuximab.

General and administrative expenses.  General and administrative expenses were $7.8 million and $7.3 million for the years ended December 31, 2019 and 2018, respectively.

Other expense, net. Other expense, net was $0.4 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$3,000	$8,755	$(5,755)
Research and development expenses	30,460	19,355	11,105
General and administrative expenses	7,280	7,610	(330)
Other expense	219	893	(674)

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

Other expense, net.  Other expense, net was $0.2 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively. The decrease in other expense was primarily due to additional interest income earned related to a higher short-term investments balances.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2019, we had an accumulated deficit of $162.3 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to decrease slightly due to the termination of carotuximab development in oncology as we expect to initiate a registration enabling study of envafolimab in UPS. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

On February 4, 2015, we completed our initial public offering and a concurrent private placement of our common stock, which resulted in net proceeds to us of approximately $35.0 million. In September 2016, we sold shares of our common stock in a private placement for net proceeds of approximately $5.0 million and in November 2016, we completed an underwritten public offering which resulted in net proceeds of approximately $16.1 million. In March 2017, we sold shares of our common stock to Aspire Capital for net proceeds of approximately $0.9 million, and throughout 2017, we sold shares through our previous At-the-market (ATM) facility with Stifel, Nicolaus & Company, Incorporated (Stifel) for net proceeds of approximately $3.4 million. In March and April 2018, we sold shares of our common stock and common warrants in a private placement for net proceeds of approximately $36.5 million. In December 2019 and January 2020, we sold shares of our common stock for gross proceeds of approximately $2.4 million and $2.9 million, respectively, through our Capital on Demand agreement with JonesTrading. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into early 2021, presuming our payment obligations under the 2018 Amended SVB Loan continue to follow the contractual maturity schedule. Based on our current business plan, we believe that there is substantial doubt as to whether our existing cash and cash equivalents will be sufficient to meet our obligations as they become due within one year from the date the financial statements are issued.

Credit Facility with SVB

In May 2018, we entered into a third amendment to our Amended and Restated Loan and Security Agreement with SVB (the 2018 Amended SVB Loan) under which we borrowed $7.0 million, all of which was used to refinance previously outstanding amounts under the loan and security agreement. In connection with the 2018 Amended SVB Loan, we issued warrants to purchase up to 5,363 shares of common stock at an exercise price of $26.10 per share. The warrants are fully exercisable and expire on May 3, 2025.

The 2018 Amended SVB Loan provides for interest to be paid at a rate of 9.0% per annum, with interest-only payments due monthly through June 30, 2019. Thereafter, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal at June 30, 2019 divided by 30 months. At maturity (or earlier prepayment), we are also required to make a final payment equal to 4.0% of the original principal amount of the amounts borrowed. The 2018 Amended SVB Loan provides for prepayment fees of 2.0% of the amount prepaid if the prepayment occurs after May 3, 2019 but prior to May 3, 2020 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

The 2018 Amended SVB Loan is collateralized by substantially all of our assets, other than our intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be required to immediately repay all obligations under the 2018 Amended SVB Loan. As of December 31, 2019, we were in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

Private Placement of Common Shares and Warrants

In March 2018, we entered into a securities purchase agreement with new and certain existing investors for the purchase of $38.7 million of our common stock and warrants. We sold approximately 1.2 million shares of common stock at a purchase price of $27.00 per share, pre-funded warrants to purchase approximately 0.2 million shares of common stock at a purchase price of $26.90 per share and an exercise price of $0.10 per share, and warrants to purchase approximately 1.4 million shares of common stock at a purchase price of $1.25 per share and an exercise price of $27.00 per share. We received total gross proceeds of $38.7 million.

Common Stock Purchase Agreement with Aspire Capital

In October 2019, we entered into the 2019 Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations of the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time during the 30 month term of the 2019 Purchase Agreement and at prices based on the market price of our common stock at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, we issued to Aspire Capital 142,658 shares of our common stock. As of December 31, 2019, we had not sold any shares of common stock to Aspire Capital under the 2019 Purchase Agreement. As of the date of this report, we have sold 0.2 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for gross proceeds of $0.8 million.

In March 2017, we entered into a common stock purchase agreement (the 2017 Purchase Agreement) with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations of the 2017 Purchase Agreement, Aspire Capital was committed to purchase up to an aggregate of $21.0 million of shares of common stock. Upon execution of the 2017 Purchase Agreement, we sold to Aspire Capital 22,222 shares of common stock at $45.00 per share for proceeds of $1.0 million and Aspire Capital was committed to purchase up to $20.0 million of additional shares of our common stock at our request from time to time during a 30 month period that began on May 1, 2017 and at prices based on the market price of our common stock at the time of each sale, subject to certain conditions. In consideration for entering into the 2017 Purchase Agreement and concurrently with the execution of the 2017 Purchase Agreement, we issued to Aspire Capital 19,573 shares of our common stock. As of December 31, 2019, we had issued 41,795 shares of common stock to Aspire Capital under the 2017 Purchase Agreement for net proceeds of approximately $0.9 million after offering expenses. Upon execution of the 2019 Purchase Agreement, the 2017 Purchase Agreement was terminated in its entirety and no further sales of our common stock will occur under the 2017 Purchase Agreement.

ATM Facility

In September 2018, as amended in February 2019, we entered into a Sales Agreement with JonesTrading pursuant to which we may sell from time to time, at our option, up to an aggregate of $11.6 million of shares of our common stock through JonesTrading, as sales agent, subject to limitations on the amount of securities we may sell under our effective registration statement on Form S-3 within any 12 month period. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement. As of December 31, 2019, we had sold 0.9 million shares of common stock through the Sales Agreement with JonesTrading for gross proceeds of $2.4 million and $9.2 million of common stock remained available for sale under the Sales Agreement as of December 31, 2019. As of the date of this report, we have sold 2.1 million shares of common stock through the Sales Agreement with JonesTrading for gross proceeds of $5.3 million.

In September 2018, we terminated a similar at-the-market sales agreement we had entered into with Stifel. We had sold approximately 103,700 shares of common stock for aggregate proceeds of approximately $3.5 million under the Stifel agreement prior to it being terminated.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(23,650)	$(30,783)	$(13,243)
Investing activities	14,020	(8,869)	3,674
Financing activities	906	35,321	3,326
Decrease in cash and cash equivalents	$(8,724)	$(4,331)	$(6,243)

Operating activities.  Net cash used in operating activities was $23.7 million, $30.8 million, and $13.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, and was primarily due to our net loss for the respective year, adjusted for noncash items and offset by changes in our working capital.

Investing activities.  Net cash provided by investing activities was $14.0 million for the year ended December 31, 2019 and was due to maturities of short-term investments partially offset by purchases of these investments. Net cash used in investing activities was $8.9 million for the year ended December 31, 2018 and was related to purchases of short-term investments, partially offset by proceeds from investments. Net cash provided by investing activities was $3.7 million for the year ended December 31, 2017 and was related to proceeds from the maturities of short-term investments, offset by the purchases of investments.

Financing activities.  Net cash provided by financing activities was $0.9 million for the year ended December 31, 2019 and primarily resulted from $2.3 million in net proceeds received from the issuance of common stock through our ATM facility with JonesTrading, offset by $1.4 million in net repayments on borrowings under our SVB loan agreement. Net cash provided by financing activities was $35.3 million for the year ended December 31, 2018 and primarily resulted from $36.5 million in net proceeds received from the issuance of common stock and warrants, offset by $1.3 million in net repayments on borrowings under our SVB loan agreement. Net cash provided by financing activities was $3.3 million for the year ended December 31, 2017 and resulted from net proceeds received totaling $4.1 million from sales of shares of common stock to Aspire Capital and through our ATM facility, partially offset by repayments of our loan under our credit facility with SVB.

Funding Requirements

At December 31, 2019, we had cash and cash equivalents totaling $16.4 million. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into early 2021, presuming our payment obligations under the 2018 Amended SVB Loan continue to follow the contractual maturity schedule. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. These uncertainties raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that the accompanying financial statements were issued.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our planned clinical trials;
•	the ability and willingness of our collaboration partners and licensees to continue clinical development of product candidates;
•	our ability to enter into and maintain our collaborations, including our collaborations with 3D Medicines and Alphamab, Santen, Janssen, and I-Mab;
•	our ability to achieve, and our obligations to make, milestone payments under our collaboration and license agreements;
•	the costs and timing of procuring supplies of product candidates for clinical trials and regulatory submissions;
•	the scope, progress, results and costs of preclinical development, and clinical trials of product candidates;
•	whether and when Janssen reacquires the rights to the AR Mutant Program;
•	the costs, timing and outcome of regulatory review of product candidates;
•	the revenue, if any, received from commercial sales of product candidates for which we or any of our partners, including Santen or I-Mab, may receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidates for which we receive marketing approval and do not partner for commercialization; and

•	the extent to which we acquire or in-license other products and technologies.

Until we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and licensing arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans or programs which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2019:

		Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Long-term debt obligations, including interest and final payment (1)	$6,413	$3,195	$3,218	$—	$—
Operating lease obligations (2)	1,059	442	617	—	—
Total	$7,472	$3,637	$3,835	$—	$—

(1)	We will make principal and interest payments to SVB in accordance with the required payment schedule.
(2)	Our operating lease obligations relate to our corporate headquarters in San Diego, California. We lease 10,458 square feet of office space under an operating lease that expires in April 2022.

Under each of our license agreements we may have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. We do not have any significant ongoing annual payment obligations under these license agreements. As of December 31, 2019, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above. These commitments include the following:

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

Interest Rate Risk

At December 31, 2019, our cash and cash equivalents consist of cash and money market funds. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our long-term debt bears interest at a fixed rate.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

TRACON Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TRACON Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

February 27, 2020

TRACON Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$16,412	$25,136
Short-term investments	-	13,968
Prepaid and other assets	848	1,499
Total current assets	17,260	40,603
Property and equipment, net	23	45
Other assets	838	—
Total assets	$18,121	$40,648
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,875	$10,947
Accrued compensation and related expenses	1,355	1,464
Long-term debt, current portion	2,604	1,084
Total current liabilities	11,834	13,495
Other long-term liabilities	850	368
Long-term debt, less current portion	2,739	5,343
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at December 31, 2019 and December 31, 2018; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 20,000,000 at December 31, 2019 and December 31, 2018; issued and outstanding shares — 4,051,187 and 2,987,182 at December 31, 2019 and December 31, 2018, respectively	4	3
Additional paid-in capital	165,028	161,099
Accumulated deficit	(162,334)	(139,660)
Total stockholders’ equity	2,698	21,442
Total liabilities and stockholders’ equity	$18,121	$40,648

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018	2017
Collaboration revenue	$—	$3,000	$8,755
Operating expenses:
Research and development	14,530	30,460	19,355
General and administrative	7,766	7,280	7,610
Total operating expenses	22,296	37,740	26,965
Loss from operations	(22,296)	(34,740)	(18,210)
Other income (expense):
Interest expense, net	(386)	(231)	(886)
Other income (expense), net	8	12	(7)
Total other income (expense)	(378)	(219)	(893)
Net loss	$(22,674)	$(34,959)	$(19,103)

Net loss per share, basic and diluted	$(7.47)	$(12.97)	$(11.37)
Weighted-average shares outstanding, basic and diluted	3,034,299	2,694,624	1,680,667

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	1,608,515	$2	$113,932	$(85,598)	$28,336
Issuance of common stock under equity plans	17,218	—	35	—	35
Stock-based compensation expense	—	—	3,194	—	3,194
Vested shares related to repurchase liability	—	—	14	—	14
Issuances of common stock, net of offering costs	145,509	—	4,308	—	4,308
Issuance of common stock in exchange for services	—	—	29	—	29
Issuance of common stock warrants in connection with debt financing	—	—	174	—	174
Net loss	—	—	—	(19,103)	(19,103)
Balance at December 31, 2017	1,771,242	2	121,686	(104,701)	16,987
Issuance of common stock under equity plans	22,881	—	185	—	185
Stock-based compensation expense	—	—	2,667	—	2,667
Vested shares related to repurchase liability	—	—	8	—	8
Issuances of common stock and warrants, net of offering costs	1,193,059	1	36,455	—	36,456
Issuance of common stock warrants in connection with debt financing	—	—	98	—	98
Net loss	—	—	—	(34,959)	(34,959)
Balance at December 31, 2018	2,987,182	3	161,099	(139,660)	21,442
Issuance of common stock under equity plans	9,270	—	12	—	12
Stock-based compensation expense	—	—	1,624	—	1,624
Issuances of common stock, net of offering costs	1,054,735	1	2,293	—	2,294
Net loss	—	—	—	(22,674)	(22,674)
Balance at December 31, 2019	4,051,187	$4	$165,028	$(162,334)	$2,698

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(22,674)	$(34,959)	$(19,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,624	2,667	3,194
Common stock issued for services	—	—	29
Depreciation and amortization	22	28	48
Noncash interest	234	272	354
Amortization of debt discount	81	94	117
Amortization of premium/discount on short-term investments	(52)	(100)	(9)
Lease asset amortization and liability accretion, net	(6)	—	—
Deferred rent	—	11	60
Deferred revenue	—	(3,000)	1,741
Changes in assets and liabilities:
Prepaid expenses and other assets	651	92	(356)
Accounts payable and accrued expenses	(3,421)	4,142	776
Accrued compensation and related expenses	(109)	(30)	(94)
Net cash used in operating activities	(23,650)	(30,783)	(13,243)
Cash flows from investing activities
Purchase of property and equipment	—	—	(39)
Purchases of available-for-sale short-term investments	(4,980)	(32,869)	(13,992)
Proceeds from the maturity of available-for-sale short-term investments	19,000	24,000	17,705
Net cash provided by (used in) investing activities	14,020	(8,869)	3,674
Cash flows from financing activities
Proceeds from long-term debt	—	7,000	8,000
Repayment of long-term debt	(1,400)	(8,320)	(8,850)
Proceeds from sale of common stock and warrants, net of offering costs	2,294	36,456	4,141
Proceeds from issuance of common stock under equity plans	32	263	172
Payment of tax withholdings related to net share settlements of vested restricted stock awards	(20)	(78)	(137)
Net cash provided by financing activities	906	35,321	3,326
Decrease in cash and cash equivalents	(8,724)	(4,331)	(6,243)
Cash and cash equivalents at beginning of period	25,136	29,467	35,710
Cash and cash equivalents at end of period	$16,412	$25,136	$29,467
Supplemental disclosure of cash flow information
Interest paid	$612	$642	$664
Supplemental schedule of noncash investing and financing activities
Issuance of common stock warrants in connection with long-term debt	$—	$98	$174
Issuance of common stock in connection with common stock purchase agreement	$450	$—	$793

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

Basis of Presentation

As of December 31, 2019, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of December 31, 2019, the Company had an accumulated deficit of $162.3 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At December 31, 2019, the Company had cash and cash equivalents of $16.4 million. Based on the Company’s current business plan, management believes that there is substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they become due within one year from the date the financial statements are issued. The Company’s ability to execute its operating plan into early 2021 and beyond depends on its ability to obtain additional funding through equity offerings, debt financings, or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through cash, cash equivalents, and investments on hand, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements, including equity financing through the common stock purchase agreement (the 2019 Purchase Agreement) the Company entered into with Aspire Capital Fund, LLC (Aspire Capital) in October 2019 for the purchase of up to $15.0 million of the Company’s common stock over a 30 month period, all of which remains available for sale as of December 31, 2019, and/or the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading Institutional Services LLC (JonesTrading) in September 2018, as amended in February 2019, pursuant to which the Company could sell, at its option, up to an aggregate of $11.6 million of the Company’s common stock, $9.2 million of which remains available for sale as of December 31, 2019. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Reverse Stock Split

On November 7, 2019, the Company filed an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-10 reverse stock split of its common stock (the reverse stock split). The reverse stock split applied to all of the Company’s outstanding shares of common stock and therefore did not affect any stockholder’s relative ownership percentage. In connection with the reverse stock split, the number of authorized shares of common stock was reduced from 200,000,000 shares to 20,000,000 shares. The number of authorized shares of preferred stock remained (and remains) unchanged at 10,000,000 shares. The par value of the common stock was not adjusted as a result of the reverse stock split. All of the Company’s stock options, warrants and restricted stock units outstanding immediately prior to the reverse stock split were proportionately adjusted. All share and price per share data for all periods presented in these consolidated financial statements and notes thereto have been adjusted to give effect to the reverse stock split, including retrospectively where applicable.

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

Leases

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are recorded as other assets, accounts payable and accrued expenses, and other long-term liabilities within the consolidated balance sheet. The Company currently does not have any finance leases.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites, CROs, and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For each of the three years ended December 31, 2019, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Research and Development Costs

Research and development costs, including license fees, are expensed as incurred.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option grants, employee restricted stock unit grants (RSUs), and employee stock purchase plan (ESPP) rights recognized as expense over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company estimates the fair value of stock option grants and ESPP rights using the Black-Scholes option pricing model. The fair value of RSUs is based on the closing sales price for such stock on the date of grant. Equity award forfeitures are recorded as they occur.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31,
	2019	2018	2017
Warrants to purchase common stock	1,561,903	1,561,903	10,384
Common stock options and restricted stock units	370,391	300,738	251,574
ESPP shares	1,322	1,275	365
	1,933,616	1,863,916	262,323

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the then current lease guidance. The new accounting standard requires lessees to recognize lease liabilities and corresponding ROU assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The Company adopted ASU 2016-02 on January 1, 2019 using the modified retrospective method. Under this approach, financial information and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company elected the “package of practical expedients” upon adoption, which permits it to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use of hindsight or the practical expedient pertaining to land easements, the latter of which not being applicable. Upon adoption, the Company (i) recognized a ROU asset and lease liability on its balance sheet for its corporate office operating lease and (ii) derecognized the deferred rent balance as of December 31, 2018 under the superseded lease guidance. The ROU asset in the amount of $1.1 million has been recorded in other assets and the short-term and long-term lease liability in the amount of $0.3 million and $0.9 million, respectively, have been recorded in accounts payable and accrued expenses and other long-term liabilities, respectively, within the consolidated balance sheet. There was no impact on retained earnings or other components of equity, nor was there any impact on the statement of operations, upon adoption.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Accounting Standards Codification 718, Compensation-Stock Compensation, to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The Company adopted ASU 2018-07 on January 1, 2019, which did not have a material impact on the consolidated financial statements and notes thereto.

2. Short-Term Investments, Cash Equivalents and Fair Value Measurements

At December 31, 2019, the Company had no short-term investments and at December 31, 2018, short-term investments consisted of U.S. treasury securities. The Company classifies all investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

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

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2018
Money market funds and U.S. treasury securities, included in cash equivalents and short-term investments	$19,800	$—	$19,800	$—

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Computer and office equipment	$133	$133
Furniture and fixtures	19	19
Leasehold improvements	21	21
	173	173
Less: accumulated depreciation and amortization	(150)	(128)
	$23	$45

Depreciation expense related to property and equipment totaled approximately $22,000, $28,000 and $48,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

4. Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	December 31,
	2019	2018
Long-term debt	$5,600	$7,000
Less debt discount, net of current portion	(61)	(257)
Long-term debt, net of debt discount	5,539	6,743
Less current portion of long-term debt	(2,800)	(1,400)
Long-term debt, less current portion	$2,739	$5,343
Current portion of long-term debt	$2,800	$1,400
Current portion of debt discount	(196)	(316)
Current portion of long-term debt, net	$2,604	$1,084

In May 2018, the Company entered into a third amendment to its Amended and Restated Loan and Security Agreement (the 2018 Amended SVB Loan) with Silicon Valley Bank (SVB) under which the Company borrowed $7.0 million, all of which was immediately used to repay the Company’s existing loan with SVB (the 2017 Amended SVB Loan).  In accordance with the terms of the 2017 Amended SVB Loan, the Company paid a final payment of $0.3 million associated with the payoff of the 2017 Amended SVB Loan. The transaction was accounted for as a debt modification.

The 2018 Amended SVB Loan provides for interest to be paid at a rate of 9.0% per annum.  Interest-only payments were due monthly through June 30, 2019. Thereafter, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal at June 30, 2019 divided by 30 months. At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 4.0% of the original principal amount borrowed.

The 2018 Amended SVB Loan provides for prepayment fees of 2.0% of the amount prepaid if the prepayment occurs after May 3, 2019 but prior to May 3, 2020 and 1.0% of the amount prepaid if the prepayment occurs thereafter.

The 2018 Amended SVB Loan is collateralized by substantially all of the Company’s assets, other than the Company’s intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the 2018 Amended SVB Loan. As of December 31, 2019, the Company was in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

In connection with the 2018 Amended SVB Loan, the Company issued SVB a warrant to purchase 5,363 shares of its common stock at an exercise price of $26.10 per share. The warrant is fully exercisable and expires on May 3, 2025.  The fair value of the warrant and the final payment related to the 2018 Amended SVB Loan were recorded as debt discounts and are being amortized to interest expense using the effective interest method over the term of the debt, in addition to the remaining unamortized discounts related to the 2017 Amended SVB Loan.

At December 31, 2019, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841	$108.60
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
May 3, 2025	5,363	$26.10
	15,747

Future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment, as of December 31, 2019 are as follows (in thousands):

2020	$3,195
2021	3,218
6,413
Less interest and final payment	(813)
Long-term debt	$5,600

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

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At December 31, 2019, potential future milestone payments under these agreements, including future milestone payments associated with TRC253 acquired from Janssen Pharmaceutica N.V. (Janssen) should they not exercise their option to regain their rights to certain assets as discussed in Note 7, totaled an aggregate of approximately $66.0 million.

6. Stockholders’ Equity

Sales of Common Stock

In October 2019, the Company entered into the 2019 Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock solely at the Company’s request from time to time during a 30 month period and at prices based on the market price at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, the Company issued 142,658 shares of its common stock to Aspire Capital. As of December 31, 2019, the Company had not sold any shares of common stock to Aspire Capital under the 2019 Purchase Agreement. As of the date of this report, the Company has sold 0.2 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for gross proceeds of $0.8 million.

In March 2017, the Company entered into a common stock purchase agreement (the 2017 Purchase Agreement) with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations of the 2017 Purchase Agreement, Aspire Capital was committed to purchase up to an aggregate of $21.0 million of shares of its common stock. As of December 31, 2019, the

Company had issued 41,795 shares of common stock to Aspire Capital under the 2017 Purchase Agreement for net proceeds of approximately $0.9 million. Upon execution of the 2019 Purchase Agreement, the 2017 Purchase Agreement with Aspire Capital was terminated in its entirety and no further sales of the Company’s common stock will occur under the 2017 Purchase Agreement.

In March and April 2018, the Company sold 1,193,059 shares of its common stock at a purchase price of $27.00 per share, warrants to purchase 176,554 shares of its common stock at a purchase price of $26.90 per share and an exercise price of $0.10 per share (the Pre-Funded Warrants) and warrants to purchase 1,369,602 shares of its common stock at a purchase price of $1.25 per share and an exercise price of $27.00 per share (the Common Warrants) for net proceeds of approximately $36.5 million in a private placement to new and certain existing accredited investors.  In accordance with their terms, the Pre-Funded Warrants and the Common Warrants may not be exercised if the holder’s ownership of the Company’s common stock would exceed 9.99% or 19.99% of the Company’s total shares outstanding following such exercise, depending on the investor.  Both the Pre-Funded Warrants and the Common Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. In April 2018, in connection with this transaction, the Company paid Angel Pond Capital, an affiliate of a holder of more than 5% of the Company’s common stock and an affiliate of a member of the Company’s Board of the Directors at that time, a fee totaling approximately $1.9 million as consideration for acting as a nonexclusive placement agent for this financing.

At-The-Market Issuance Sales Agreement

In September 2018, as amended February 2019, the Company entered into the Sales Agreement with JonesTrading, pursuant to which it could sell from time to time, at its option, up to an aggregate of $11.6 million of the Company’s shares of its common stock through JonesTrading, as sales agent, subject to limitations on the amount of securities the Company may sell pursuant to its effective registration statement on Form S-3 within any 12 month period.  The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement. During the year ended December 31, 2019, the Company sold 0.9 million shares of common stock through the Sales Agreement with JonesTrading for gross proceeds of $2.4 million and $9.2 million remains available for sale under the Sales Agreement as of December 31, 2019. As of the date of this report, the Company has sold 2.1 million shares of common stock through the Sales Agreement with JonesTrading for gross proceeds of $5.3 million.

In September 2018, the Company terminated its At-the-Market Equity Offering Sales Agreement (Stifel Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (Stifel). The Company had sold an aggregate of approximately $3.5 million of common stock through Stifel pursuant to the Stifel Sales Agreement prior to termination.

Common Stock Warrants

As of December 31, 2019, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841	$108.60
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
March 27, 2024	1,369,602	$27.00
March 27, 2025	176,554	$0.10
May 3, 2025	5,363	$26.10
	1,561,903

During the year ended December 31, 2019, no warrants were exercised.

Stock Compensation Plans

2011 Equity Incentive Plan

The Company granted awards under the TRACON Pharmaceuticals, Inc. 2011 Equity Incentive Plan (the 2011 Plan) until January 2015. The 2011 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights (SARs), restricted stock grants and restricted stock units to eligible recipients. Recipients of incentive stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2011 Plan is no more than ten years. Grants made under the 2011 Plan generally vest on the last day of each month over 48 months from the vesting commencement date subject to continuous service. In connection with the adoption of the 2015 Equity Incentive Plan (the 2015 Plan), the Company terminated the 2011 Plan and no additional awards will be or have been granted under the 2011 Plan.

2015 Equity Incentive Plan

Effective January 1, 2015, the Company’s board of directors adopted the 2015 Plan. Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. Initially, a total of 80,103 shares of common stock were reserved for issuance under the 2015 Plan. In addition, the number of shares of common stock available for issuance under the 2015 Plan will be annually increased on the first day of each fiscal year during the term of the 2015 Plan, beginning with the 2016 fiscal year, by an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or such other amount as the Company’s board of directors may determine. The maximum term of the options granted under the 2015 Plan is no more than ten years. Grants generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service. In December 2015, the 2015 Plan was amended to allow an additional 50,000 shares of common stock to be used exclusively for the grant of equity awards as a material inducement for individuals to commence employment at the Company in compliance with Nasdaq Listing Rule 5635(c)(4).

Restricted Stock Units

In 2016, the Company issued RSUs to employees and members of the Company’s board of directors under the 2015 Plan. The total grant-date fair value of RSUs that vested during the years ended December 31, 2019 and 2018 was $0.4 million and $0.5 million, respectively. The aggregate intrinsic value of outstanding RSUs at December 31, 2019 was $8,000 and is based on the Company’s closing market price per share on December 31, 2019 of $2.34. As of December 31, 2019, there was approximately $16,000 of unrecognized compensation costs related to outstanding RSUs, which is expected to be recognized over a weighted average remaining period of 0.05 years.

Restricted stock unit activity under the 2015 Plan is summarized as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2018	9,254	$79.20
Granted	—	—
Vested	(4,629)	79.20
Forfeited	(1,105)	79.20
Outstanding at December 31, 2019	3,520	$79.20

Stock Options

Stock option activity under all Plans is summarized as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2018	291,484	$52.78
Granted	163,297	$7.79
Exercised	—	$—
Forfeited	(87,910)	$36.65
Balance at December 31, 2019	366,871	$36.62

Information about the Company’s outstanding stock options as of December 31, 2019 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding	366,871	$36.62	7.25	$—
Options vested and expected to vest	366,871	$36.62	7.25	$—
Options exercisable	185,629	$58.61	5.73	$—

The weighted-average grant date fair value per share of employee option grants during the years ended December 31, 2019, 2018 and 2017 was $5.55, $16.69 and $34.68, respectively. The aggregate intrinsic value used in the above table of options at December 31, 2019 is based on the Company’s closing market price per common share on December 31, 2019 of $2.34. The Company received approximately $0.2 million and $44,900 in proceeds from the exercise of stock options during the years ended December 31, 2018 and 2017, respectively. The total intrinsic value of options exercised was approximately $0.2 million and $0.2 million during the years ended December 31, 2018 and 2017, respectively. No stock options were exercised during the year ended December 31, 2019. The total grant-date fair value of options that vested during the years ended December 31, 2019, 2018 and 2017 was $1.5 million, $2.6 million and $1.9 million, respectively.

Employee Stock Purchase Plan (ESPP)

On January 1, 2015, the Company’s board of directors adopted the ESPP, which became effective upon the pricing of the Company’s initial public offering on January 29, 2015. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Initially, a total of 18,346 shares of common stock was reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2016 fiscal year, by an amount equal to the lessor of: (i) 36,692 shares; (ii) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; or (iii) such other amount as the Company’s board of directors may determine. Stock compensation expense for the years ended December 31, 2019, 2018 and 2017 related to the ESPP was immaterial.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.6%	2.8%	2.1%
Expected volatility	81.1%	79.6%	83.0%
Expected term (in years)	6.2	6.2	6.2
Expected dividend yield	—	—	—

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

The allocation of stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Research and development	$776	$1,462	$1,482
General and administrative	848	1,205	1,712
	$1,624	$2,667	$3,194

 As of December 31, 2019 and 2018, the unrecognized compensation cost related to outstanding time-based options was $1.6 million and $2.6 million, respectively, and is expected to be recognized as expense over approximately 2.6 years and 2.6 years, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

	December 31,
	2019	2018
Common stock warrants	1,561,903	1,561,903
Common stock options and restricted stock units granted and outstanding	370,391	300,738
Awards available under the 2015 Plan	128,589	81,495
Shares available under the ESPP	73,472	50,135
	2,134,355	1,994,271

7. Collaborations

3D Medicines and Alphamab

In December 2019, the Company, 3D Medicines Co., Ltd. (3D Medicines), and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) entered into the Envafolimab Collaboration Agreement for the development of envafolimab, also known as KN035, an investigational PD-L1 sdAb, or nanobody, administered by subcutaneous injection, for the treatment of soft tissue sarcoma in North America. No consideration was exchanged in the Envafolimab Collaboration Agreement. Given no consideration was exchanged, no value was assigned to the Envafolimab Collaboration Agreement in the accompanying consolidated balance sheet.

Pursuant to the Envafolimab Collaboration Agreement, the Company was granted an exclusive license to develop and commercialize envafolimab for the treatment of sarcoma in North America.  The Company is responsible for conducting, and will bear the costs of Phase 1, Phase 2, Phase 3, or post-approval clinical trials in North America for envafolimab in the indications of refractory and first line treatment of soft tissue sarcoma. 3D Medicines and Alphamab are responsible for conducting, and will bear the costs of, investigational new drug (IND)-enabling studies (other than those specific to the sarcoma indication) and the preparation of chemistry, manufacturing and controls (CMC) activities sections of an IND application for envafolimab. 3D Medicines and Alphamab have agreed to manufacture and supply, or to arrange for a third party manufacturer to manufacture and supply, envafolimab to the Company at pre-negotiated prices that vary based on clinical or commercial use. 3D Medicines and Alphamab retained the right to develop envafolimab in all territories outside of North America as well as within North America for all indications other than soft tissue sarcoma.

The Company will be responsible for commercializing envafolimab for sarcoma in North America, including booking of sales revenue, unless (a) envafolimab is first approved in North America for an indication other than soft tissue sarcoma and launched in North America, or (b) envafolimab is first approved in North America for soft tissue sarcoma and subsequently approved in North America for an additional non-orphan indication and sold commercially by 3D Medicines and/or Alphamab, in which case 3D Medicines and Alphamab will be responsible for commercializing envafolimab for soft tissue sarcoma in North America, including booking of sales revenue. If 3D Medicines and Alphamab become responsible for commercialization under the Envafolimab Collaboration Agreement, the Company has the option to co-market envafolimab for sarcoma in North America. In the event that envafolimab is first approved in North America for sarcoma and within three years of the commercial launch of envafolimab in North America for sarcoma 3D Medicines and Alphamab replace the Company as the party responsible for commercialization, and the Company elects and 3D Medicines and Alphamab agree for the Company to not co-market envafolimab for sarcoma in North America, then 3D Medicine and Alphamab will be required to compensate the Company for its costs associated with preparing for and conducting commercial activities.

If the Company has the responsibility for commercialization under the Envafolimab Collaboration Agreement, the Company will owe 3D Medicines and Alphamab tiered double digit royalties on net sales of envafolimab for sarcoma in North America ranging from the teens to mid-double digits.  If 3D Medicines and Alphamab have responsibility for commercialization under the Collaboration Agreement, the Company will be entitled to (a) escalating double digit royalties on net sales of envafolimab for sarcoma in North America ranging from the teens to mid-double digits if the Company has chosen to not co-market envafolimab in sarcoma or (b) a 50% royalty on net sales of envafolimab for sarcoma in North America if the Company has chosen to co-market envafolimab in sarcoma.  Payment obligations under the Envafolimab Collaboration Agreement continue on a country-by-country basis until the last to expire licensed patent covering envafolimab expires.

3D Medicines and Alphamab retain the right to reacquire the rights to envafolimab for sarcoma in North America in connection with an arm’s length sale to a third party, provided that the sale may not occur prior to completion of a pivotal trial of envafolimab in sarcoma without the Company’s written consent and the parties must negotiate in good faith and agree to fair compensation to be paid to the Company for the value of and opportunity represented by the required rights.

Each party agreed that during the term of the Envafolimab Collaboration Agreement, it would not develop or license from any third party a monospecific inhibitor to PD-L1 or PD-1.

The term of the Envafolimab Collaboration Agreement continues until the later of the date the parties cease further development and commercialization of envafolimab for sarcoma in North America or the expiration of all payment obligations.  The Envafolimab

Collaboration Agreement may be terminated earlier by a party in the event of an uncured material breach by the other party or bankruptcy of the other party, or for safety reasons related to envafolimab.  In the event the Company elects, or a joint steering committee determines, to cease further development or commercialization of envafolimab, or if the Company fails to use commercially reasonable efforts to develop (including progress in clinical trials) and commercialize envafolimab and does not cure such failure within a specified time period, then the Company’s rights and obligations under the Envafolimab Collaboration Agreement will revert to 3D Medicines and Alphamab.

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

TJ004309 Agreement

Pursuant to the TJ004309 Agreement, the Company and I-Mab are collaborating on developing the TJ004309 antibody, with the Company bearing the costs of filing an IND and for Phase 1 clinical trials, with the parties sharing costs equally for Phase 2 clinical trials, and with the Company and I-Mab bearing 40% and 60%, respectively, of the costs for pivotal clinical trials. I-Mab will be responsible for the cost of certain non-clinical activities, the drug supply of TJ004309, and any reference drugs used in the clinical trials. Each of the parties also agreed for a specified period of time to not develop or license to or from a third party any monoclonal antibody targeting CD73 or any other biologic for certain indications that a joint steering committee (JSC), as set up under the TJ004309 Agreement, selects for TJ004309 development.

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

The TJ004309 Agreement may be terminated by either party in the event of an uncured material breach by the other party, bankruptcy of the other party, or for safety reasons related to TJ004309.  I-Mab may also terminate the TJ004309Agreement if the Company causes certain delays in completing a Phase 1 clinical trial. In addition, I-Mab may terminate the TJ004309 Agreement for any reason within 90 days following the completion of the first Phase 1 clinical trial, in which case the Company would be entitled to a minimum termination fee of $9.0 million, or following the completion of the first Phase 2 clinical trial, in which case the Company would be entitled to a pre-specified termination fee of $15.0 million and either a low double-digit percentage of non-royalty consideration up to $35.0 million that I-Mab may receive as part of a license to a third party, or an additional payment of $35.0 million if TJ004309 is approved for marketing outside Greater China before a third party license is executed, in addition to a double digit percentage of royalty consideration.

Bispecific Agreement

Pursuant to the Bispecific Agreement, the Company and I-Mab may mutually select through a joint steering committee (JSC) up to five of I-Mab’s bispecific antibody product candidates within a five-year period for development and commercialization in North America.

For each product candidate selected by the JSC for development under the Bispecific Agreement, I-Mab will be responsible and bear the costs for IND-enabling studies and establishing manufacturing for the product candidate, while the Company will be responsible for and bear the costs of filing an IND and conducting Phase 1 and Phase 2 clinical trials, and the Company will be responsible for and will share equally with I-Mab in the costs of conducting Phase 3 or pivotal clinical trials, in each case within North America. Subject to I-Mab’s right to co-promote an approved product candidate, the Company will be responsible for commercializing any approved product candidates in North America and will share profits and losses equally with I-Mab in North

America. The Company would also be entitled to tiered low single digit royalties on net sales of product candidates in the EU and Japan.

At any time prior to completing the first pivotal clinical study for a product candidate or if I-Mab ceases to support development costs or pay its portion of Phase 3 clinical trial costs for a product candidate or the JSC decides to cease development over the Company’s objections after initiating Phase 3 clinical trials, the Company will have an option to obtain an exclusive license to such product candidate in all territories except Greater China and Korea, and any other territories in which I-Mab previously licensed rights to a third party subject to the Company’s right of first refusal for any licenses I-Mab may grant to third-parties.

If the Company exercises the option, it would assume sole responsibility for developing and commercializing the product candidate in the licensed territory, and in lieu of profit or loss sharing with I-Mab with respect to such product candidate, the Company would owe I-Mab pre-specified upfront and milestone payments and royalties on net sales, with the payments and royalties escalating depending on the phase of development the product candidate reached at the time the Company obtained the exclusive license: (i) if before IND-enabling studies and the preparation of the CMC activities of the collaborative product, the Company would owe I-Mab a one-time upfront payment of $10.0 million, development and regulatory based milestone payments totaling up to $90.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the mid-single digits on annual net sales; (ii) if after IND submission but before completion of a Phase 1a clinical trial of the collaborative product, the Company would owe I-Mab a one-time upfront payment of $25.0 million, development and regulatory based milestone payments totaling up to $125.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the high single digits on annual net sales; (iii) if after completion of a Phase 1a clinical trial but before completion of Phase 2 proof of concept clinical trial for the collaborative product, the Company would owe I-Mab a one-time upfront payment of $50.0 million, development and regulatory based milestone payments totaling up to $250.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the low double digits on annual net sales; and (iv) if after completion of Phase 2 proof of concept clinical trial and before completion of pivotal study for the collaborative product, the Company would owe I-Mab a one-time upfront payment of $80.0 million, development and regulatory based milestone payments totaling up to $420.0 million that begin upon completion of a pivotal study, sales milestones totaling up to $250.0 million, and royalties in the high-teen double digits on annual net sales.

Each party agreed that for a specified period of time, it would not develop or license to or from any third party any bispecific monoclonal antibody targeting the same two biological targets as those of any selected product candidates under the Bispecific Agreement.

If development of any selected product candidates is terminated by a decision of the JSC, all rights to the product candidate will revert to I-Mab, subject to the Company’s right to obtain an exclusive license in certain circumstances.  If development is terminated after submission of an IND and prior to initiating Phase 3 clinical trials or after initiating Phase 3 clinical trials and with the Company’s concurrence, the Company would be entitled to tiered low single digit royalties on net sales of the product candidate in North America, the EU, and Japan.

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of December 31, 2019, 2018 and 2017, two development milestones had been received totaling $10.0 million.  If TRC105 products are successfully commercialized in the field of ophthalmology, Santen will be required to pay the Company tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse the Company for all royalties due by the Company under certain third party agreements with respect to the use, manufacture or commercialization of TRC105 products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of the Company’s patent rights applicable to the TRC105 products in a given country or 12 years after the first commercial sale of the first TRC105 product commercially launched in such country.

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

Upon the adoption of ASU 2014-09, the Company assessed this agreement and identified multiple promised goods and services, which include at inception: (1) a license to patents, information and know-how related to TRC105, (2) a technology transfer, and (3) a collaboration, including technical and regulatory support provided by the Company.  In addition, customer options were identified that include manufacturing and supply obligations and shared CMC development activities. All performance obligations were satisfied by the year ended December 31, 2017, which completed the Company’s obligations.

Upon the adoption of ASC 2014-09 and as of December 31, 2019, the transaction price includes the $10.0 million upfront payment and the two development milestones received totaling $10.0 million, all of which had been fully recognized as revenue as of December 31, 2017.  The remaining $52.5 million of potential development and regulatory milestone payments are not considered probable at December 31, 2019, and therefore no amounts have been included in the transaction price for these remaining milestones.  In addition, in accordance with ASU 2014-09, any consideration related to the commercialization and sales-based milestones (including royalties) will be recognized when the related sales occur and have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company assessed this agreement upon the adoption of ASU 2014-09 and determined it had satisfied all of its performance obligations and recognized the full transaction price as of December 31, 2018, and accordingly, no adjustment was required to retained earnings under the modified retrospective approach used upon the adoption of ASC 2014-09.  Revenue recognized related to this agreement totaled $0, $0, and $8.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Janssen

In September 2016,  the Company entered into a license and option agreement with Janssen (the License and Option Agreement) under which Janssen granted the Company a license to technology and intellectual property to develop, manufacture and commercialize two compounds: a small molecule inhibitor of androgen receptor and androgen receptor mutations (the AR Mutant Program or TRC253), which is intended for the treatment of men with prostate cancer, and an inhibitor of NF-kB inducing kinase (the NIK Program or TRC694). Following completion of the pre-clinical development of TRC694, the Company determined the compound did not warrant further development and, in February 2019, issued written notice to terminate the License and Option Agreement with respect to the NIK Program and returned TRC694 and all rights thereto to Janssen.

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

The Company is obligated to use diligent efforts to develop the AR Mutant Program according to agreed upon development plans, timelines and budgets. The Company is further obligated as it relates to the AR Mutant Program to use commercially reasonable efforts to develop, obtain marketing approval for, and commercialize licensed products.  Until the expiration or earlier termination of the development term of the AR Mutant Program, under the License and Option Agreement, subject to specified exceptions, the Company has agreed not to research, develop or commercialize any compounds or products related to the AR Mutant Program, other than pursuant to the collaboration with Janssen.

The License and Option Agreement may be terminated for uncured breach, bankruptcy, or the failure or inability to demonstrate clinical proof of concept with respect to a particular program during specified timeframes.  In addition, the License and Option Agreement will automatically terminate with respect to the AR Mutant Program upon Janssen exercising its option in respect of the AR Mutant Program and making payment of the option exercise fee to the Company or, if Janssen does not exercise the option, upon the expiration of all payment obligations of the Company to Janssen with respect of the AR Mutant Program. The Company may also terminate a program or the License and Option Agreement in its entirety without cause, subject to specified conditions.

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

8. Leases

The Company leases its office space under a non-cancelable operating lease that expires in April 2022 and may be extended for an additional term of 60 months. The option to extend this lease has been excluded from the lease term as the Company is not reasonably certain that the option will be exercised. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Operating lease expense was $0.4 million, $0.4 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company does not have any finance leases, nor any other operating leases.

Supplemental cash flow information, as of December 31, 2019, related to operating leases was as follows (in thousands):

Cash paid within operating cash flows	$423
ROU assets recognized in exchange for new lease obligations	$1,143

Supplemental balance sheet information, as of December 31, 2019, related to operating leases was as follows (in thousands, except lease term and discount rate):

Reported as:
Other assets (ROU asset)	$838

Accounts payable and accrued expenses (lease liability)	$355
Other long-term liabilities (lease liability)	570
Total lease liabilities	$925

Weighted average remaining lease term	2.30
Weighted average discount rate	11.3%

As of December 31, 2019, the maturities of the Company’s operating lease liabilities are as follows (in thousands):

2020	$442
2021	461
2022	156
Total lease payments	1,059
Less imputed interest	(134)
Total operating lease liabilities	$925

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
$1,482

9. Income Taxes

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is summarized as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Federal income taxes	$(4,761)	$(7,341)	$(6,686)
State income taxes, net of federal benefit	(1,381)	(2,340)	(1,404)
Permanent items	149	439	1,170
Uncertain tax positions	1,828	672	(1,158)
Research and development credits	(1,253)	(2,545)	(2,719)
California Net Operating Loss carryforwards	—	—	(2,208)
Rate change	—	629	—
Tax Cuts and Jobs Act	—	—	11,478
Other, net	(75)	—	(126)
Stock compensation	395	66	123
Change in valuation allowance	5,098	10,420	1,530
Provision for income taxes	$—	$—	$—

Significant components of the Company’s deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$36,850	$32,182
Research and development credits and Orphan Drug Credit	8,944	8,280
Depreciation and amortization	269	281
Right-of-use liability	194	—
Other, net	1,369	1,609
Total deferred tax assets	47,626	42,352
Right-of-use asset	(176)	—
Total deferred tax liabilities	(176)	—
Total net deferred	47,450	42,352
Valuation allowance	(47,450)	(42,352)
Net deferred tax assets	$—	$—

The Company has net deferred tax assets relating primarily to net operating loss (NOL) carryforwards, research and development and Orphan Drug tax credit carryforwards. Subject to certain limitations, the Company may use these deferred tax assets to offset taxable income in future periods. Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2019, 2018 and 2017 was $5.1 million, $10.4 million and $1.5 million, respectively.

At December 31, 2019, the Company had federal and California NOL carryforwards of approximately $137.1 million and $117.7 million, respectively. The federal and California NOL carryforwards will begin to expire in 2030, unless previously utilized. The federal NOL generated after 2017 of $53.9 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. At December 31, 2019, the Company also had federal and California research and development and Orphan Drug credit carryforwards of approximately $10.0 million and $2.3 million, respectively. The federal research and development and Orphan Drug credit carryforwards will begin expiring in 2031 unless previously utilized. The California research credit will carry forward indefinitely under current law.

Pursuant to Sections 382 and 383 of the Internal Revenue Code (Code), the annual use of the Company’s NOL and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company previously completed a Section 382/383 analysis regarding the limitation of NOL and research and development credit carryforwards as of December 31, 2018 and did not identify any change in ownership of more than 50% within the preceding three-year period since an ownership change was determined to have occurred at the time of the Company’s initial public offering in January 2015. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since December 31, 2018. If the Company has experienced an ownership change at any time since December 31, 2018, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted into law. The TCJA made significant changes to U.S. tax laws, including,  but not limited to, the following: (a) reducing the federal corporate income tax rate from 35% to 21%, effective January 1, 2018; (b) eliminating the federal corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; and (c) eliminating several business deductions and credits, including deductions for certain executive compensation in excess of $1 million.

As a result of the rate reduction, as of December 31, 2017, the Company reduced the deferred tax asset balance by $11.5 million. Due to the Company's full valuation allowance position, the Company has also reduced the valuation allowance by the same amount.

The changes in the Company’s unrecognized tax benefits are summarized as follows (in thousands):

Balance at December 31, 2016	$4,177
Change related to prior year positions	(2,701)
Increase related to current year positions	690
Balance at December 31, 2017	2,166
Change related to prior year positions	—
Increase related to current year positions	693
Balance at December 31, 2018	2,859
Change related to prior year positions	—
Increase related to current year positions	2,233
Balance at December 31, 2019	$5,092

The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the accompanying consolidated balance sheets as of December 31, 2019 and 2018 and has not recognized interest or penalties in the accompanying consolidated statements of operations for the three years in the period ended December 31, 2019.

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

10. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. Matching contributions for the years ended December 31, 2019, 2018 and 2017 totaled approximately $173,000, $187,000 and $181,000, respectively.

11. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2019 and 2018 are as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2019
Revenue	$—	$—	$—	$—
Total operating expenses	$7,163	$6,240	$5,081	$3,812
Consolidated net loss	$(7,213)	$(6,326)	$(5,199)	$(3,936)
Net loss per share, basic and diluted	$(2.41)	$(2.11)	$(1.74)	$(1.25)

2018
Revenue	$3,000	$—	$—	$—
Total operating expenses	$11,189	$9,737	$9,083	$7,731
Consolidated net loss	$(8,364)	$(9,754)	$(9,085)	$(7,756)
Net loss per share, basic and diluted	$(4.59)	$(3.28)	$(3.04)	$(2.60)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our Management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019.

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

Our Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.

Based on our assessment, our Management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers, Key Employees and Directors

The following table sets forth certain information regarding our current executive officers and key employees, including their ages as of February 14, 2020:

Name	Age	Position(s)
Executive Officers
Charles P. Theuer, M.D., Ph.D.	56	President, Chief Executive Officer and Director
Mark C. Wiggins, M.B.A.	64	Chief Business Officer
Scott B. Brown, CPA, M.S.	39	Chief Accounting Officer
Key Employees
Bonne Adams, M.B.A.	43	Executive Vice President of Clinical Operations
Suzy Benedict, M.S.	48	Executive Vice President, Regulatory Affairs

The name, age and certain other information of each member of the Board, as of February 14, 2020, is set forth below.

		Committee Memberships
Name	Age	Audit	Compensation	Nominating & Corporate Governance	Term Expires on Annual Meeting held in the Year	Director Class
William R. LaRue	68	C	X		2021	III
Martin A. Mattingly, Pharm.D.	62		C	X	2020	II
J. Rainer Twiford, J.D., Ph.D.	67		X		2020	II
Paul Walker	45	X		C	2021	III
Stephen T. Worland, Ph.D.	62	X		X	2022	I

The following is a brief biography of each of our current executive officers, key employees and non-employee directors:

Charles P. Theuer, M.D., Ph.D.  Dr. Theuer has served as our President, Chief Executive Officer and a member of our Board since July 2006. From 2004 to 2006, Dr. Theuer was the Chief Medical Officer and Vice President of Clinical Development at TargeGen, Inc., a biotechnology company. Prior to joining TargeGen, Inc., Dr. Theuer was Director of Clinical Oncology at Pfizer, Inc., a pharmaceutical corporation, from 2003 to 2004. Dr. Theuer has also held senior positions at IDEC Pharmaceuticals Corp. from 2002 to 2003 and at the National Cancer Institute from 1991 to 1993. In addition, he has held academic positions at the University of California, Irvine, where he was Assistant Professor in the Division of Surgical Oncology and Department of Medicine. Dr. Theuer received a B.S. from the Massachusetts Institute of Technology, an M.D. from the University of California, San Francisco, and a Ph.D. from the University of California, Irvine. He completed a general surgery residency program at Harbor-UCLA Medical Center and was board certified in general surgery in 1997. Dr. Theuer currently serves as a director at 4D Molecular Therapeutics, a position he has held since January 2016, and also serves as a director at Oncternal Therapeutics, Inc., a position he has held since 2018.

Our Board believes that Dr. Theuer’s experience in the biotechnology industry, his medical training and his experience with our company provide him with the qualifications and skills to serve on our Board.

Mark C. Wiggins, M.B.A.  Mr. Wiggins joined us as our Chief Business Officer in May 2018. Prior to joining us, Mr. Wiggins served as Chief Executive Officer at selectION Therapeutics, Inc., from 2017 to 2018, Senior Vice President of Corporate and Business Development at Elcelyx Therapeutics from 2012 to 2015, and Chief Business Officer at Mpex Pharmaceuticals from 2009 to 2011. Prior to this, he served as Executive Vice President of Corporate and Business Development at Biogen Idec, Inc. from 2003 to 2009 and Vice President of Marketing and Business Development at IDEC Pharmaceuticals from 1998 to 2003. Mr. Wiggins also previously served as Head of U.S. Business Development at Schering-Plough (now Merck), in addition to roles at Pfizer and Johnson & Johnson. Mr. Wiggins currently serves on the board of directors of Zogenix and SelectION. He received a B.S. in finance from Syracuse University and an M.B.A. from the University of Arizona.

Scott B. Brown, CPA, M.S.  Mr. Brown joined us as Director, Finance and Controller in August 2015, was promoted to Sr. Director, Finance and Controller in January 2017, was promoted to Vice President, Finance in January 2019, and Chief Accounting Officer in September 2019. Prior to joining us, Mr. Brown was Associate Director, Finance at Ardea Biosciences (acquired by

AstraZeneca) where he led finance and accounting for Ardea Biosciences as a subsidiary of AstraZeneca from 2013 to 2015. Before that, from 2011 to 2013 Mr. Brown was Finance Manager at SciClone Pharmaceuticals, Inc., and Finance Manager at Exelixis, Inc. from 2009 to 2011. Prior to Exelixis, Mr. Brown held accounting positions of increasing responsibility at AcelRx, Inc., Spinal Elements, Inc., Stewart Title, and as an audit associate for KPMG, LLP. Mr. Brown received a B.S. from the University of California, Santa Barbara, a M.S. in Accountancy from San Diego State University, and is a Certified Public Accountant licensed in the state of California.

Key Employees

Bonne Adams, M.B.A.  Ms. Adams joined us as our Vice President of Clinical Operations in August 2006, was promoted to Senior Vice President of Clinical Operations in July 2014, and to Executive Vice President of Clinical Operations in January 2019. Prior to joining us, Ms. Adams was a Manager of Clinical Operations at Pfizer, Inc., a pharmaceutical corporation, from 2004 to 2006 and at Biogen Idec, Inc., a biotechnology company, from 2002 to 2004. Ms. Adams has managed both early and late-stage oncology studies of small molecules as well as biologics in the areas of lymphoma, lung, colorectal, ovarian, kidney, sarcoma and breast cancers. From 2000 to 2002, she managed non-oncology programs at Quintiles Inc., a service provider for biopharmaceutical and health sciences companies, including studies in the areas of allergy and pulmonary disease. Ms. Adams received a B.A. in Kinesiology and Biology from the University of Colorado and an M.B.A. in Technology Management from The University of Phoenix.

Suzy Benedict, M.S. Ms. Benedict joined us as our Director of Regulatory Affairs in 2007, was promoted to Vice President of Regulatory Affairs in January 2014, was promoted to Senior Vice President of Regulatory Affairs in January 2019, and to Executive Vice President of Regulatory Affairs in January 2020. Ms. Benedict previously held positions in Regulatory Chemistry, Manufacturing and Controls (CMC) at Pfizer, Inc. and Amylin Pharmaceuticals, Inc. At Pfizer, she led the Regulatory CMC activities for the approval of Viracept® Tablets, 625 mg and played a key role in the global approvals for Macugen®. She began her pharmaceutical career at Agouron Pharmaceuticals in Medicinal Chemistry synthesizing VEGF inhibitors. Ms. Benedict has led the Regulatory CMC activities on chemical and pharmaceutical development teams from compound identification through commercialization and has experience with small molecule, peptide, oligonucleotide and protein products spanning a wide range of therapeutic areas and has led the regulatory strategy for all phases of clinical development in oncology. Ms. Benedict received a B.A. from the University of California, Santa Barbara and a M.S. in Chemistry from San Diego State University.

Non-Employee Directors

William R. LaRue

Mr. LaRue has served as a member of our Board since July 2014. He served as the Chief Financial Officer, Senior Vice President and Treasurer at Cadence Pharmaceuticals, Inc., a biopharmaceutical company, from June 2006 until its acquisition by Mallinckrodt plc in March 2014, and from April 2007 to March 2014, he served as the Assistant Secretary at Cadence. Prior to joining Cadence Pharmaceuticals, Inc., Mr. LaRue was the Senior Vice President and Chief Financial Officer of Micromet, Inc. (formerly CancerVax Corporation), a biotechnology company, from 2001 to 2006. From 2000 to 2001, Mr. LaRue served as the Executive Vice President and Chief Financial Officer of eHelp Corporation, a provider of user assistance software. Previously, he was the Vice President and Treasurer of Safeskin Corporation, a medical device company, from 1997 to 2000 and the Treasurer of GDE Systems, Inc., a high technology electronic systems company from 1993 to 1997. Mr. LaRue currently serves on the board of directors of Conatus Pharmaceuticals, Inc., a position he has held since February 2017. In addition, since December 2017 Mr. LaRue has served on the board of directors of Oncternal Therapeutics, Inc., a cancer therapeutics company that entered into a reverse merger agreement with GTx, Inc. in March 2019, and also serves on the board of directors of Alastin Skincare, Inc., a private innovative skincare company. Mr. LaRue received a B.S. in business administration and an M.B.A. from the University of Southern California.

Our Board believes that Mr. LaRue’s extensive experience in finance, his experience as an executive officer of a public company in our industry and his educational background provide him with the qualifications and skills to serve on our Board.

Martin A. Mattingly, Pharm.D.

Dr. Mattingly has served as a member of our Board since December 2014. Previously, Dr. Mattingly served as the Chief Executive Officer of Trimeris, Inc., a biopharmaceutical company, from November 2007 until January 2012 following its merger with Synageva BioPharma Corp in November 2011. He also served on the board of directors of Trimeris, Inc. from November 2007 until November 2011. He has been a director of OncoGenex Pharmaceuticals, Inc., a biopharmaceutical company, since June 2010 and currently serves on the board of directors of Achieve Life Sciences, Inc. From 2005 to 2007, Dr. Mattingly served as President and Chief Executive Officer of Ambrx, Inc., a biopharmaceutical company. From 2003 to 2005, Dr. Mattingly served as Executive Vice President of CancerVax, Inc., a pharmaceutical company, and as Chief Operating Officer from June 2005 to September 2005. From 1996 to 2003, Dr. Mattingly provided senior leadership in various management positions at Agouron Pharmaceuticals, Inc. and

Pfizer, Inc., a pharmaceutical company. From 1983 to 1996, Dr. Mattingly held various positions in oncology marketing and sales management at Eli Lilly and Company, a biopharmaceutical company. Dr. Mattingly received a Doctor of Pharmacy degree from the University of Kentucky.

Our Board believes that Dr. Mattingly’s experience in the biotechnology and pharmaceuticals industries, his educational background and his experience as a public company director provide him with the qualifications and skills to serve on our Board.

J. Rainer Twiford, J.D., Ph.D.

Dr. Twiford has served as a member of our Board since September 2008. Dr. Twiford has been President of Brookline Investments, Inc. (formerly Capital Strategies Advisors, Inc.), an investment advisory company he founded in 1994, since 1999. Dr. Twiford has been a member of the board of directors of Integrated Photonics, Inc., an optical device company, since November 1999. Prior to founding Brookline Partners, Dr. Twiford was a partner of Trammell Crow Company, a real estate development and investment company, from 1987 to 1991. From June 2007 to July 2013, Dr. Twiford was a member of the board of directors of Care Investment Trust Inc. (now Tiptree Financial Inc.), a real estate investment company. He also served as the Chairman of the Compensation, Nominating and Governance Committee of Care Investment Trust Inc. from September 2011 to July 2013. In addition, Dr. Twiford previously served on the board of a children’s behavioral health company. Dr. Twiford received a B.A. and a Ph.D. from the University of Mississippi, an M.A. from the University of Akron and a J.D. from the University of Virginia.

Our Board believes that Dr. Twiford’s extensive experience in finance, his experience as a public company director and his educational background provide him with the qualifications and skills to serve on our Board.

Paul Walker

Mr. Walker has served on our Board since September 2014. Mr. Walker has been a partner of New Enterprise Associates, an investment firm focused on venture capital and growth equity investments, since April 2008, where Mr. Walker focuses on later-stage biotechnology and life sciences investments. From January 2001 to March 2008, Mr. Walker worked at MPM Capital, a life sciences venture capital firm, where he specialized in public, PIPE and mezzanine-stage life sciences investing as a general partner with the MPM BioEquities Fund. From July 1996 to December 2000, Mr. Walker served as a portfolio manager at Franklin Resources, Inc., a global investment management organization known as Franklin Templeton Investments. Mr. Walker was a member of the board of directors of TESARO, Inc., an oncology-focused biopharmaceutical company, from May 2010 to May 2014, and is a board observer of Sunesis Pharmaceuticals, Inc., and manages a number of NEA’s other late-stage and public investments. In addition, Mr. Walker is a member of the board of directors of Allakos, Inc., a privately held company focused on the development of drugs to treat eosinophil and mast-cell driven diseases. Mr. Walker received a B.S. in biochemistry and cell biology from the University of California at San Diego and holds the Chartered Financial Analyst designation.

Our Board believes that Mr. Walker’s experience in the life sciences and venture capital industries, his educational background and his experience as a public company director provide him with the qualifications and skills to serve on our Board.

Stephen T. Worland, Ph.D.

Dr. Worland has served as a member of our Board since February 2015. Since May 2012, Dr. Worland has served as the President and Chief Executive Officer and a director of eFFECTOR Therapeutics, Inc., a company focused on new treatments for cancer. Dr. Worland was President and Chief Executive Officer and a director of Anadys Pharmaceuticals, Inc., a biopharmaceutical company which discovered and developed treatments for Hepatitis C and cancer, from August 2007 until the company’s acquisition by Roche in November 2011. Dr. Worland joined Anadys in 2001 and served in a number of executive roles prior to being named Chief Executive Officer, including President, Pharmaceuticals, and Chief Scientific Officer. Dr. Worland began his healthcare industry career in 1988 at Agouron Pharmaceuticals, Inc. and remained with the company through its successful commercialization of an HIV protease inhibitor and successive acquisitions by Warner-Lambert and Pfizer. During this period, Dr. Worland held a number of positions, including Vice President, Antiviral Research and Director, Molecular Biology and Biochemistry. Dr. Worland was a National Institutes of Health Postdoctoral Fellow in Molecular Biology at Harvard University from 1985 to 1988. Dr. Worland currently serves on the board of directors of Forge Therapeutics, Inc., a biotechnology company discovering first-in-class antibiotics using a breakthrough drug discovery platform, a position he has held since April 2017.  Dr. Worland received his B.S. with highest honors in Biological Chemistry from the University of Michigan and his Ph.D. in Chemistry from the University of California, Berkeley.

Our Board believes that Dr. Worland’s experience as an executive officer of a public company in the biotechnology and pharmaceuticals industries, his educational background and his experience as a public company director provide him with the qualifications and skills to serve on our Board.

Board Composition

Our business and affairs are organized under the direction of our Board, which currently consists of six members. The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to our management. Our Board meets on a regular basis and additionally as required.

Two of our six current directors were originally elected to serve on our Board pursuant to an amended and restated voting agreement, dated September 19, 2014, by and among us and certain of our stockholders. Pursuant to the voting agreement, Mr. LaRue and Mr. Walker were selected to serve on our Board as representatives of our preferred stockholders, as designated by the holders of a majority of our outstanding preferred stock with respect to Mr. LaRue, and by New Enterprise Associates 14, L.P. with respect to Mr. Walker. The amended and restated voting agreement terminated in connection with the closing of our initial public offering, and each director previously elected to our Board pursuant to the amended and restated voting agreement will continue to serve as a director until his successor is duly elected and qualified.  Dr. Theuer was selected to serve on our Board as the director then serving as our Chief Executive Officer.

Our Board is divided into three classes, as follows:

•	Class I, which consists of Dr. Worland, whose term will expire at our annual meeting of stockholders to be held in 2022;
•	Class II, which consists of Dr. Mattingly and Dr. Twiford, whose terms will expire at our annual meeting of stockholders to be held in 2020; and
•	Class III, which consists of Mr. LaRue, Dr. Theuer and Mr. Walker, whose terms will expire at our annual meeting of stockholders to be held in 2021.

At each annual meeting of stockholders, the successors to directors whose terms then expire will serve until the third annual meeting following their election and until their successors are duly elected and qualified. The authorized size of our Board is currently seven members and currently consists of six members. The authorized number of directors may be changed only by resolution by a majority of the Board. This classification of the Board may have the effect of delaying or preventing changes in our control or management. Our directors may be removed for cause by the affirmative vote of the holders of at least 662/3% of our voting stock.

Role of the Board in Risk Oversight

One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Our nominating and corporate governance committee monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Board Committees

Our Board has established three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Below is a description of each standing committee of the Board.

Audit Committee

Our audit committee consists of Mr. LaRue, Mr. Walker and Dr. Worland. Our Board has determined that each of the members of this committee satisfies the Nasdaq independence requirements. Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Mr. LaRue serves as the chair of our audit committee. Our Board has determined that Mr. LaRue qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the pertinent listing standards of Nasdaq, as in effect from time to time. In making this determination, our board has considered Mr. LaRue’s formal education and previous and current experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

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

The audit committee has adopted a written charter that is available to stockholders on the Company’s website at www.traconpharma.com. The information on our website is not incorporated by reference into this Annual Report.

Compensation Committee

Our compensation committee consists of Dr. Mattingly, Dr. Twiford, and Mr. LaRue. Dr. Mattingly serves as the chair of our compensation committee. Our Board has determined that each of the members of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, and satisfies the Nasdaq independence requirements. The functions of this committee include, among other things:

•	reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full Board regarding) our overall compensation strategy and policies;

•	making recommendations to the full Board regarding the compensation and other terms of employment of our executive officers;

•

reviewing and making recommendations to the full Board regarding performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;

•

reviewing and approving (or if it deems it appropriate, making recommendations to the full Board regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;

•

evaluating risks associated with our compensation policies and practices and assessing whether risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us;

•	reviewing and making recommendations to the full Board regarding the type and amount of compensation to be paid or awarded to our non-employee board members;

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

•

reviewing and making recommendations to the full Board regarding the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers;

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

Compensation Committee Processes and Procedures

Typically, our compensation committee meets multiple times per year and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the compensation committee, in consultation with our Chief Executive Officer. Our compensation committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the compensation committee to make presentations, to provide financial or other background information or advice or to otherwise participate in compensation committee meetings. Our Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the compensation committee regarding his compensation. The charter of our compensation committee grants the compensation committee full access to all of our books, records, facilities and personnel, as well as authority to obtain, at our expense, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the compensation committee considers necessary or appropriate in the performance of its duties. In particular, the compensation committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

Under its charter, our compensation committee may form, and delegate authority to, subcommittees as appropriate. In 2015, the compensation committee approved the formation of a CEO stock option sub-committee of the compensation committee, currently composed of Dr. Theuer, our Chief Executive Officer, to which authority has been delegated to grant, without any further action required by the compensation committee, stock options and restricted stock units, or RSUs, to employees who are not our officers. The purpose of this delegation of authority is to enhance the flexibility of equity award administration and to facilitate the timely grant of equity awards to non-management employees, particularly new employees, within specified limits approved by our compensation committee. In particular, the subcommittee may grant options or RSUs only within pre-approved guidelines. Typically, as part of its oversight function, our compensation committee will review on a regular basis the list of grants made by the subcommittee. During the year ended December 31, 2019, the subcommittee did not exercise its authority to grant equity awards to purchase shares of our common stock to non-officer employees.

Historically, our compensation committee has made most of the significant adjustments to annual compensation, determined bonus and equity awards and established new performance objectives at one or more meetings held toward the end of the year or the beginning of the following year. However, the compensation committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, our compensation committee’s process comprises two related elements: the determination of compensation levels (including bonus amounts based upon performance objectives for the prior year) and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the compensation committee solicits and considers evaluations and recommendations submitted to it by the Chief Executive Officer. In the case of our Chief Executive Officer, the evaluation of his performance is conducted by the compensation committee, which determines any adjustments to his compensation as well as awards to be granted. For all executives and directors as part of its deliberations, the compensation committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels and analyses of executive and director compensation paid at other companies.

The compensation committee has adopted a written charter that is available to stockholders on the Company’s website at www.traconpharma.com.  The information on our website is not incorporated by reference into this Annual Report.

The specific determinations of the compensation committee with respect to executive compensation for fiscal 2019 are described in greater detail below under the heading “Executive Compensation.”

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has ever been an executive officer or employee of ours. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board or compensation committee.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Mr. Walker, Dr. Mattingly and Dr. Worland. Our Board has determined that each of the members of this committee satisfies the Nasdaq independence requirements. Mr. Walker serves as the chair of our nominating and corporate governance committee. The functions of this committee include, among other things:

•	identifying, reviewing and evaluating candidates to serve on our Board;

•	determining the minimum qualifications for service on our Board;

•	evaluating director performance on the board and applicable committees of the board and determining whether continued service on our board is appropriate;

•	evaluating, nominating and recommending individuals for membership on our Board;

•	evaluating nominations by stockholders of candidates for election to our Board;

•	considering and assessing the independence of members of our Board;

•	developing a set of corporate governance policies and principles and recommending to our Board any changes to such policies and principles;

•	considering questions of possible conflicts of interest of directors as such questions arise; and

•	reviewing and evaluating on an annual basis the performance of the nominating and corporate governance committee and the nominating and corporate governance committee charter.

Our nominating and corporate governance committee believes that candidates for director, both individually and collectively, can and do provide the integrity, experience, judgment, commitment (including having sufficient time to devote to us and level of participation), skills, diversity and expertise appropriate for us. In assessing the directors, both individually and collectively, the nominating and corporate governance committee may consider the current needs of the Board and of us to maintain a balance of knowledge, experience and capability in various areas. However, the nominating and corporate governance committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, our operating requirements and the long-term interests of stockholders. In conducting this assessment, the nominating and corporate governance committee typically considers diversity, age, skills and such other factors as it deems appropriate given the current needs of the Board and us, to maintain a balance of knowledge, experience and capability. In the case of incumbent directors whose terms of office are set to expire, the nominating and corporate governance committee reviews these directors’ overall service to us during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the nominating and corporate governance committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The nominating and corporate governance committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The nominating and corporate governance committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The nominating and corporate governance committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote.

The Board has adopted a written nominating and corporate governance committee charter that is available to stockholders on the Company’s website at www.traconpharma.com. The information on our website is not incorporated by reference into this Annual Report.

Procedures for Stockholders to Recommend Director Nominees

The nominating and corporate governance committee will consider director candidates recommended by stockholders. The nominating and corporate governance committee does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the nominating and corporate governance committee to become nominees for election to the Board may do so by delivering a written recommendation to the nominating and corporate governance committee at the following address: 4350 La Jolla Village Drive, Suite 800, San Diego, CA, 92122, Attn: Secretary, no later than the close of business on the 90th day and no earlier than the close of business on the 120th day prior to the one year anniversary of the preceding year’s annual meeting. Submissions must include (1) the name and address of the Company stockholder on whose behalf the submission is made; (2) number of Company shares that are owned beneficially by such stockholder as of the date of the submission; (3) the full name of the proposed candidate; (4) description of the proposed candidate’s business experience for at least the previous five years; (5) complete biographical information for the proposed candidate; (6) a description of the proposed candidate’s qualifications as a director and (7) any other information required by the Company’s Bylaws. The Company may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of such proposed nominee to serve as an independent director of the Company or that could be material to a reasonable stockholder’s understanding of the independence, or lack thereof, of such proposed nominee.

Corporate Governance

During fiscal 2019, our Board met ten times, the audit committee met four times, the compensation committee met three times and the nominating and corporate governance committee met one time. Each member of our board attended 75% or more of the board meetings during the year ended December 31, 2019 that were held during the period for which he or she was a director (if any). Each member of the board who served on the audit, compensation or nominating and corporate committees attended at least 75% of the respective committee meetings during the year ended December 31, 2019 that were held during the period for which he or she was a committee member, with the exception of Dr. Twiford who attended 33% of the compensation committee meetings held during the year ended December 31, 2019.

We do not have a formal policy regarding director attendance at our annual meetings; however, we encourage directors to attend. All of our directors attended the Company’s annual meeting of stockholders held in 2019.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the legal proceedings specified in Item 401(f) of Regulation S-K in the past 10 years.

Code of Business Conduct and Ethics

We maintain a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is available on the Corporate Governance section of our website, www.traconpharma.com. The information on our website is not incorporated by reference into this Annual Report. We intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to SEC rules.

Item 11.	Executive Compensation.

Our named executive officers for the year ended December 31, 2019, which consist of our principal executive officer and two other executive officers as of December 31, 2019, were:

•	Charles P. Theuer, M.D., Ph.D., our President and Chief Executive Officer,
•	Mark C. Wiggins, M.B.A., our Chief Business Officer, and
•	Scott B. Brown, CPA, M.S., our Chief Accounting Officer.

Summary Compensation Table

				Non-equity
			Option	incentive plan	All other
		Salary	awards	compensation	compensation	Total
Name and principal position	Year	($)	($)(1)	($)(2)	($)	($)
Charles P. Theuer, M.D., Ph.D.	2019	552,921	258,566	262,637	11,200	1,085,324
President and Chief Executive Officer	2018	542,079	341,505	216,832	11,200	1,111,616
Mark C. Wiggins, M.B.A.	2019	354,164	101,178	136,474	11,200	603,016
Chief Business Officer	2018	208,205	545,580	71,556	8,328	833,669
Scott B. Brown, CPA, M.S. (3)	2019	240,000	56,210	193,843	11,200	401,253
Chief Accounting Officer	2018	191,982	30,356	36,710	9,308	268,356

(1) In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 6 to our consolidated financial statements and notes thereto included within Part IV of this Annual Report. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying the stock options.

(2) Amounts shown represent annual performance-based bonuses earned for the respective fiscal year, including a $100,000 retention bonus paid to Mr. Brown in 2019. For more information, see below under “—Annual Performance-Based Bonus Opportunity.”

(3) Mr. Brown was appointed Chief Accounting Officer on September 18, 2019.

Annual Base Salary

The compensation of our named executive officers is generally determined and approved by our Board, based on the recommendation of the compensation committee of our Board. The table below shows the annual base salaries for our named executive officers in 2019:

Name	2019 Base Salary ($)
Charles P. Theuer, M.D., Ph.D.	$552,921
Mark C. Wiggins, M.B.A.	$354,164
Scott B. Brown, CPA, M.S.	$240,000

Annual Performance-Based Bonus Opportunity

In addition to base salaries, our named executive officers are eligible to receive annual performance-based cash bonuses, which are designed to provide appropriate incentives to our executives to achieve defined annual corporate goals and to reward our executives for individual achievement towards these goals. The annual performance-based bonus each named executive officer is eligible to receive is generally based on the extent to which we achieve the corporate goals that our Board establishes each year. At the end of the year, our Board reviews our performance against each corporate goal and determines the extent to which we achieved each of our corporate goals.

For 2019, Dr. Theuer was eligible to receive a target bonus of up to 50% of his base salary, Mr. Wiggins was eligible to receive a target bonus of up to 40% of his base salary, and Mr. Brown was eligible to receive a target bonus of up to 40% of his base salary each pursuant to the terms of their employment agreement that was in effect during 2019, as described below under “—Agreements with our Named Executive Officers.” Our Board will also consider each named executive officer’s individual contributions towards reaching our annual corporate goals. There is no minimum bonus percentage or amount established for the named executive officers and, as a result, the bonus amounts vary from year to year based on corporate and individual performance. In June 2019, our Board approved our corporate goals for 2019, with finance goals assigned a 40% weight, project-based goals assigned a 30% weight and business development goals assigned a 30% weight.

On January 28, 2020, the compensation committee determined that we had achieved 95% of the 2019 corporate goals for purposes of 2019 annual performance-based bonuses.  Based on the determination of 95% corporate goal achievement, Dr. Theuer was awarded a 2019 annual performance-based cash bonus in the amount of $262,637. Additionally, based on the committee’s and Dr. Theuer’s assessment, Mr. Wiggins and Mr. Brown were awarded a 2019 annual performance-based cash bonus in the amount of $136,474 and $93,843, respectively.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our named executive officers. In the fiscal year ending December 31, 2019, stock option awards were the only form of equity awards we granted to our named executive officers. Vesting of the stock option awards is tied to continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial new hire grant of option awards upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

With the exception of stock option awards granted to Dr. Theuer, described below under “—Potential Payments Upon Termination or Change in Control,” all of our outstanding stock option awards to executives as of December 31, 2019 contain a double trigger acceleration feature. Pursuant to such double trigger acceleration feature, in the event of the holder’s cessation of continuous service without cause, and not due to a death or disability, in connection with or within either 12 or 18 months following consummation of a change in control, the vesting and exercisability of the option will be accelerated in full.

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

Agreement with Dr. Theuer.  On February 5, 2019, we entered into an Amended and Restated Employment Agreement with Charles P. Theuer, our President and Chief Executive Officer, which amended, restated and superseded in its entirety Dr. Theuer’s employment agreement entered into in February 2017. Pursuant to the amended employment agreement, Dr. Theuer is entitled to an initial annual base salary of $552,921 and is eligible to receive an annual performance bonus of up to 50% of his base salary, as determined by our Board.  Dr. Theuer is additionally entitled to certain severance benefits pursuant to his agreement, the terms of which are described below under “—Potential Payments Upon Termination or Change of Control.”

Agreement with Mr. Wiggins. On May 29, 2018, we entered into an Employment Agreement with Mark C. Wiggins, our Chief Business Officer, which governs the terms of his employment with us. Pursuant to the agreement, Mr. Wiggins is entitled to an initial base salary of $350,000, is eligible to receive an annual target performance bonus of up to 40% of his base salary, as determined by our Board, and was granted an option to purchase an aggregate of 280,000 shares of our common stock. Mr. Wiggins is additionally entitled to certain severance benefits pursuant to a severance agreement that we entered into with Mr. Wiggins on May 29, 2018, the terms of which are described below under “—Potential Payments Upon Termination or Change of Control.”

Agreement with Mr. Brown. On January 28, 2020, we entered into an Employment Agreement with Scott B. Brown, our Chief Accounting Officer, which governs the terms of his employment with us. Pursuant to the agreement, Mr. Brown is entitled to an initial base salary of $254,400 and is eligible to receive an annual target performance bonus of up to 40% of his base salary, as determined by our Board. Mr. Brown is additionally entitled to certain severance benefits pursuant to a severance agreement that we entered into with Mr. Brown on December 4, 2019, the terms of which are described below under “—Potential Payments Upon Termination or Change of Control.”

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

Dr. Theuer.  If Dr. Theuer’s employment is terminated without cause or he resigns for good reason, in each case, other than in connection with a change in control, he would be entitled to receive severance payments equal to continued payment of his base salary for 12 months, employee benefit coverage for up to 12 months and 100% automatic vesting of any unvested time-based stock option awards.  If Dr. Theuer’s employment is terminated without cause or he resigns for good reason within 12 months following a change in control, he would be entitled to receive severance payments equal to continued payment of his base salary for 18 months, 150% of his annual performance bonus, employee benefit coverage for up to 18 months and 100% automatic vesting of any unvested time-based stock option awards.  In addition, if Dr. Theuer’s employment is terminated as a result of his death, his estate would be entitled to a one-time lump-sum payment equal to his base salary for 12 months and his stock option awards would vest on an accelerated basis as if his termination occurred six months later.  If Dr. Theuer’s employment is terminated as a result of disability, his stock option awards would vest on an accelerated basis as if his termination occurred six months later.  If Dr. Theuer’s employment is terminated for cause or if he resigns without good reason, he would be entitled to his base salary owed to him, any expense reimbursement owed to him, and any other benefits accrued, in each case, as of the date of his termination.

Mr. Wiggins. On May 29, 2018, we entered into a severance agreement with Mr. Wiggins. Pursuant to the severance agreement, Mr. Wiggins is entitled to certain severance benefits and other payments upon the occurrence of certain events.  If Mr. Wiggins’ employment is terminated without cause or he resigns for good reason, in each case, other than in connection with a change in control, he would be entitled to receive severance payments equal to continued payment of his base salary for nine months, employee benefit coverage for up to nine months and accelerated vesting on any unvested time-based stock option awards as if Mr. Wiggins had completed an additional nine months of employment following the termination date.  If Mr. Wiggins’ employment is terminated without cause or he resigns for good reason within 12 months following a change in control, he would be entitled to receive severance payments equal to continued payment of his base salary for 12 months, 100% of his annual performance bonus, employee benefit coverage for up to 12 months and 100% automatic vesting of any unvested time-based stock option awards.

Mr. Brown. On December 4, 2019, we entered into a severance agreement with Mr. Brown. Pursuant to the severance agreement, Mr. Brown is entitled to certain severance benefits and other payments upon the occurrence of certain events.  If Mr. Browns’ employment is terminated without cause or he resigns for good reason, in each case, other than in connection with a change in control, he would be entitled to receive severance payments equal to continued payment of his base salary for nine months, employee benefit coverage for up to nine months and accelerated vesting on any unvested time-based stock option awards as if Mr. Brown had completed an additional nine months of employment following the termination date.  If Mr. Browns’ employment is terminated without cause or he resigns for good reason within 12 months following a change in control, he would be entitled to receive severance payments equal to continued payment of his base salary for 12 months, 100% of his annual performance bonus, employee benefit coverage for up to 12 months and 100% automatic vesting of any unvested time-based stock option awards.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards held by our named executive officers that remain outstanding as of December 31, 2019.

			Option Awards(1)					Stock Awards
	Grant date	Vesting commencement date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price per share ($)(2)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Charles P. Theuer, M.D., Ph.D.	9/20/2011	3/31/2011	17,733		—	$7.01	9/19/2021
	3/14/2013	7/13/2012	2,583		—	$13.35	3/13/2023
	5/23/2013	5/15/2013	6,801		—	$13.35	5/22/2023
	10/3/2014	10/3/2014	8,257		—	$70.43	10/2/2024
	10/3/2014	10/3/2014	5,137	(3)	—	$70.43	10/2/2024
	3/26/2015	3/26/2015	14,721		—	$143.40	3/25/2025
	1/21/2016	1/21/2016						2,272	$5,316
	1/20/2017	1/20/2017	13,852		5,147	$51.50	1/19/2027
	2/21/2018	2/21/2018	10,307		12,192	$21.50	2/20/2028
	1/29/2019	1/29/2019	—		45,999	$7.90	1/28/2029
Mark Wiggins, M.B.A.	5/29/2018	5/29/2018	11,083		16,917	$27.50	5/28/2028
	1/29/2019	1/29/2019	—		18,000	$7.90	1/28/2029
Scott B. Brown, CPA, M.S.	8/31/2015	8/31/2015	2,352		—	$104.90	8/20/2025
	1/21/2016	1/21/2016						43	$101
	1/20/2017	1/20/2017	968		364	$51.50	1/19/2027
	2/21/2018	2/21/2018	916		1,084	$21.50	2/20/2028
	1/29/2019	1/29/2019	—		10,000	$7.90	1/28/2029

(1)

Except as specifically noted, all of the option awards have a four-year vesting schedule. Dr. Theuer’s options granted prior to October 3, 2014 vest in equal monthly tranches over the four-year vesting period. The options are also eligible for accelerated vesting on a qualifying termination as described above under “—Potential Payments Upon Termination or Change of Control.”

(2)

All of the option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant, as determined in good faith by our Board prior to our initial public offering in February 2015. Following our initial public offering in February 2015, we use the closing stock price on the date of grant for the fair value of our common stock.

(3)	Option award includes an additional vesting condition that our initial public offering be completed prior to March 31, 2015, and such offering was completed in February 2015.

Option Exercises

None.

Option Repricings

We did not engage in any repricings or other modifications or cancellations to any of our named executive officers’ outstanding equity awards during the year ended December 31, 2019.

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

401(k) Plan

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our named executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code, and is also intended to qualify as a safe harbor plan. During 2019, we made matching contributions of 100% of the amount of each participant’s contributions, up to 4% of each participant’s compensation. The 401(k) plan currently does not offer the ability to invest in our securities.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us. Our Board may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Bonus Plan

On January 28, 2020, the compensation committee of our Board adopted a revised written bonus plan, which sets forth the terms of the annual incentive bonus opportunity for eligible employees of our company. Under the bonus plan, our executive officers are eligible to receive bonus awards that are determined based on the achievement of our corporate goals for the applicable plan year. Bonuses, if any, under the bonus plan will be payable in cash or equity, or a combination of both, after the end of the applicable plan year and no later than December 31 of the following year.

Equity Benefit Plans

2015 Equity Incentive Plan

Our Board adopted the 2015 Equity Incentive Plan, or the 2015 Plan, in January 2015 and our stockholders approved the 2015 Plan in January 2015, which became effective on January 29, 2015, and since that date, no further grants have been made under the 2011 plan.

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

Share Reserve.  Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2015 Plan was the sum of (1) 80,103 shares, plus (2) the number of shares (not to exceed 106,258 shares) (a) reserved for issuance under our 2011 plan at the time our 2015 Plan became effective, and (b) any shares subject to outstanding stock options or other stock awards that were granted under our 2011 plan that are forfeited, terminate, expire or are otherwise not issued. Additionally, the number of shares of our common stock reserved for issuance under our 2015 Plan will automatically increase on January 1st of each year, beginning on January 1, 2016 and continuing through and including January 1, 2025, by 4% of the total number of shares of our capital stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares determined by our Board. The maximum number of shares of our common stock that may be issued upon the exercise of ISOs under our 2015 Plan is 361,757 shares.

No person may be granted stock awards covering more than 25,839 shares of our common stock under our 2015 Plan during any calendar year pursuant to stock options, stock appreciation rights and other stock awards whose value is determined by reference to an increase over an exercise or strike price of at least 100% of the fair market value on the date the stock award is granted. Additionally, no person may be granted in a calendar year a performance stock award covering more than 25,839 shares of our common stock or a performance cash award having a maximum value in excess of $1,000,000.

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

In December 2015, the 2015 Plan was amended to allow an additional 50,000 shares of common stock to be used exclusively for the grant of awards as a material inducement for individuals to commence employment in compliance with Nasdaq Listing Rule 5635(c)(4).  As of February 14, 2020, 548,182 shares of common stock were subject to outstanding awards under the 2015 Plan and 55,468 shares remained available for grant.

Administration.  Our Board, or a duly authorized committee thereof, has the authority to administer the 2015 Plan. Our Board may also delegate to one or more of our officers the authority to (1) designate employees (other than other officers) to be recipients of certain stock awards, and (2) determine the number of shares of common stock to be subject to such stock awards. Subject to the terms of the 2015 Plan, our Board or the authorized committee, referred to herein as the plan administrator, determines recipients, dates of grant, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting schedule applicable to a stock award. Subject to the limitations set forth below, the plan administrator will also determine the exercise price, strike price or purchase price of awards granted and the types of consideration to be paid for the award.

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

Performance Awards.  The 2015 Plan permits the grant of performance-based stock and cash awards that may qualify as performance-based compensation. Our compensation committee can structure such awards so that stock or cash will be issued or paid pursuant to such award only after the achievement of certain pre-established performance goals during a designated performance period.

The performance goals that may be selected include one or more of the following: (1) earnings (including earnings per share and net earnings); (2) earnings before interest, taxes and depreciation; (3) earnings before interest, taxes, depreciation and amortization; (4) earnings before interest, taxes, depreciation, amortization and legal settlements; (5) earnings before interest, taxes, depreciation, amortization, legal settlements and other income (expense); (6) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense) and stock-based compensation; (7) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation and changes in deferred revenue; (8) total stockholder return; (9) return on equity or average stockholder’s equity; (10) return on assets, investment, or capital employed; (11) stock price; (12) margin (including gross margin); (13) income (before or after taxes); (14) operating income; (15) operating income after taxes; (16) pre-tax profit; (17) operating cash flow; (18) sales or revenue targets; (19) increases in revenue or product revenue; (20) expenses and cost reduction goals; (21) improvement in or attainment of working capital levels; (22) economic value added (or an equivalent metric); (23) market share; (24) cash flow; (25) cash flow per share; (26) share price performance; (27) debt reduction; (28) implementation or completion of projects or processes (including, without limitation, clinical trial initiation, clinical trial enrollment, clinical trial results, new and supplemental indications for existing products, regulatory filing submissions, regulatory filing acceptances, regulatory or advisory committee interactions, regulatory approvals, and product supply); (29) stockholders’ equity; (30) capital expenditures; (31) debt levels; (32) operating profit or net operating profit; (33) workforce diversity; (34) growth of net income or operating income; (35) billings; (36) bookings; (37) employee retention; (38) initiation of phases of clinical trials and/or studies by specific dates; (39) patient enrollment rates; (40) budget management; (41) submission to, or approval by, a regulatory body (including, but not limited to the FDA) of an applicable filing or a product candidate; (42) regulatory milestones; (43) progress of internal research or clinical programs; (44) progress of partnered programs; (45) partner satisfaction; (46) timely completion of clinical trials; (47) submission of INDs and NDAs and other regulatory achievements; (48) research progress, including the development of programs; (49) strategic partnerships or transactions (including in-licensing and out-licensing of intellectual property; and (50) other measures of performance selected by our Board.

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

Changes to Capital Structure.  In the event that there is a specified type of change in our capital structure, such as a stock split or recapitalization, appropriate adjustments will be made to (1) the class and maximum number of shares reserved for issuance under the 2015 Plan, (2) the class and maximum number of shares by which the share reserve may increase automatically each year, (3) the class and maximum number of shares that may be issued upon the exercise of ISOs, (4) the class and maximum number of shares subject to stock awards that can be granted in a calendar year (as established under the 2015 Plan) and (5) the class and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding stock awards.

Corporate Transactions.  In the event of certain specified significant corporate transactions, the plan administrator has the discretion to take any of the following actions with respect to stock awards:

•	arrange for the assumption, continuation or substitution of a stock award by a surviving or acquiring entity or parent company;
•	arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring entity or parent company;
•	accelerate the vesting of the stock award and provide for its termination prior to the effective time of the corporate transaction;
•	arrange for the lapse of any reacquisition or repurchase right held by us;
•	cancel or arrange for the cancellation of the stock award in exchange for such cash consideration, if any, as our Board may deem appropriate; or
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

Amendment and Termination.  Our Board has the authority to amend, suspend, or terminate our 2015 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. No ISOs may be granted after the tenth anniversary of the date our Board adopted our 2015 Plan.

2011 Equity Incentive Plan

Our Board initially adopted, and our stockholders approved the 2011 Equity Incentive Plan, or the 2011 plan, in August 2011. The 2011 plan provides for the grant of stock options (ISOs and NSOs), stock appreciation rights, restricted stock awards and RSU awards to our employees, directors, and consultants. No additional awards will be granted under the 2011 plan, and all awards granted under the 2011 plan that are repurchased, forfeited, expired, cancelled or otherwise not issued will become available for grant under the 2015 Plan in accordance with its terms.

Administration.  Our Board, or a duly authorized committee thereof, has the authority to administer the 2011 plan. Awards under the 2011 plan were granted pursuant to award agreements adopted by the plan administrator.

Share Reserve.  The initial number of shares we reserved for issuance pursuant to the 2011 plan was 84,358 shares, which was increased in September 2014 to 107,097 shares in connection with our issuance of shares of our Series B redeemable convertible preferred stock. As of February 14, 2020, 27,621 shares of common stock were issued and outstanding pursuant to options under the plan that had been exercised and 55,299 shares of common stock were subject to outstanding awards. No additional awards will be granted under the 2011 plan, and all awards granted under the 2011 plan that are repurchased, forfeited, expired, are cancelled or otherwise not issued will become available for grant under the 2015 Plan in accordance with its terms.

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

Amendment and Termination.  Our Board has the authority to amend, suspend or terminate our 2011 plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. As of January 29, 2015, no additional awards will be granted under the 2011 plan. However, any outstanding awards already granted under the 2011 plan will remain outstanding, subject to the terms of such plan and the applicable award agreements, until such outstanding awards are exercised or until they terminate or expire by their terms.

2015 Employee Stock Purchase Plan

Our Board adopted the 2015 Employee Stock Purchase Plan, or the ESPP, in January 2015 and our stockholders approved the ESPP in January 2015. The ESPP became effective on January 29, 2015. The purpose of the ESPP is to retain the services of new employees and secure the services of new and existing employees while providing incentives for such individuals to exert maximum efforts toward our success and that of our affiliates.

Share Reserve.  The ESPP initially authorized the issuance of 18,346 shares of our common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance will automatically increase on January 1st of each calendar year, from January 1, 2016 through January 1, 2025 by the least of (1) 1% of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, (2) 36,692 shares, or (3) a number determined by our Board that is less than (1) and (2). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. As of February 14, 2020, 20,715 shares of our common stock had been purchased under the ESPP and 110,164 shares remained available for issuance.

Administration.  Our Board has delegated its authority to administer the ESPP to our compensation committee. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances.

Payroll Deductions.  Generally, all regular employees, including executive officers, employed by us or by any of our designated affiliates, may participate in the ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our common stock under the ESPP. Unless otherwise determined by our Board, common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (1) 85% of the fair market value of a share of our common stock on the first date of an offering or (2) 85% of the fair market value of a share of our common stock on the date of purchase.

Limitations.  Employees may have to satisfy one or more of the following service requirements before participating in the ESPP, as determined by our Board: (1) customarily employed for more than 20 hours per week, (2) customarily employed for more than five months per calendar year or (3) continuous employment with us or one of our affiliates for a period of time (not to exceed two years). No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of our common stock based on the fair market value per share of our common stock at the beginning of an offering for each year such a purchase right is outstanding. Finally, no employee will be eligible for the grant of any purchase rights under the ESPP if immediately after such rights are granted, such employee has voting power over 5% or more of our outstanding capital stock measured by vote or value pursuant to Section 424(d) of the Code.

Changes to Capital Structure.  In the event that there occurs a change in our capital structure through such actions as a stock split, merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or similar transaction, the Board will make appropriate adjustments to (1) the number of shares reserved under the ESPP, (2) the maximum number of shares by which the share reserve may increase automatically each year and (3) the number of shares and purchase price of all outstanding purchase rights.

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

Amendment and Termination.  Our Board has the authority to amend or terminate our ESPP, provided that except in certain circumstances any such amendment or termination may not materially impair any outstanding purchase rights without the holder’s consent. We will obtain stockholder approval of any amendment to our ESPP as required by applicable law or listing requirements.

Director Compensation

Our Board adopted a new compensation policy in January 2020, and is applicable to all of our non-employee directors. This compensation policy provides that each non-employee director will receive the following compensation for service on our Board:

•	an annual cash retainer of $35,000;
•	an annual cash retainer of $60,000 for service as chairman of our Board;
•	an additional annual cash retainer of $7,500, $5,000 and $3,750 for service on our audit committee, compensation committee and the nominating and corporate governance committee, respectively;
•

an additional annual cash retainer of $15,000, $10,000 and $7,500 for service as chairman of the audit committee, compensation committee and the nominating and corporate governance committee (in lieu of regular committee member fees), respectively;

•

an automatic annual option grant to purchase 4,500 shares of our common stock or a restricted stock unit award of 2,250 shares of our common stock for each non-employee director serving on the Board on the date of our annual stockholder meeting (including by reason of his or her election at such meeting), in each case vesting 100% as of the earlier of the date of our next annual stockholder meeting and the one-year anniversary of the date of grant; and

•

upon first joining our Board an automatic initial grant of an option to purchase 6,000 shares of our common stock that vests ratably in annual installments over a three-year period following the grant date.

Each of the option grants described above will vest and become exercisable subject to the director’s continuous service with us, provided that each option will vest in full upon a change of control, as defined under our 2015 plan. The options will be granted under our 2015 plan, the terms of which are described in more detail above under “Equity Benefit Plans—2015 Equity Incentive Plan.”

Director Summary Compensation Table

The following table summarizes director compensation for the year ended December 31, 2019:

Director	Fees Earned or Paid in Cash ($)	Stock awards ($)(2)(3)	Total ($)
William R. LaRue	55,000	6,753	61,753
Martin A. Mattingly, Pharm.D.	48,750	6,753	55,503
J. Rainer Twiford, J.D., Ph.D.	40,000	6,753	46,753
Paul Walker	50,000	6,753	56,753
Stephen T. Worland, Ph.D.	46,250	6,753	53,003
Theodore Wang, Ph.D.(1)	17,500	—	17,500

(1)	On April 5, 2019, Dr. Wang informed us that he did not intend to stand for re-election at the June 13, 2019 annual meeting of stockholders.
(2)

Other than Dr. Wang, each listed member of our Board received an option to purchase 1,500 shares of our common stock pursuant to the non-employee directors’ policy in effect on June 13, 2019. Amounts shown in this column reflect the aggregate grant date fair value of the options computed in accordance with FASB ASC Topic 718. For more information on how this amount is calculated, see Note 6 in the Notes to Consolidated Financial Statements contained within Item 8 of this Annual Report for the year ended December 31, 2019.

(3)

As of December 31, 2019, the aggregate number of stock options held by Mr. LaRue, Dr. Mattingly, Dr. Twiford, Mr. Walker, Dr. Worland, and Dr. Wang were 7,660, 8,499, 6,000, 6,000, 8,499 and 0, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2019, with respect to shares of the Company’s common stock that may be issued under its existing equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1):
2011 Equity Incentive Plan(2)	55,299	$31.97	—
2015 Equity Incentive Plan(4)	279,068	$38.16	111,093
2015 Employee Stock Purchase Plan(5)	—	$—	110,164
Equity compensation plans not approved by stockholders:
Inducement awards(6)	32,504	$31.35	17,496

(1)	The weighted average exercise price does not take into account the shares subject to outstanding RSUs which have no exercise price.
(2)	For a description of our equity compensation plans, see above under “Equity Benefit Plans.”
(3)

Effective as of January 29, 2015, no additional awards will be granted under the 2011 plan, and all awards granted under the 2011 plan that are repurchased, forfeited, expire, are cancelled or otherwise not issued will become available for grant under the 2015 plan in accordance with its terms.

(4)

The 2015 plan allows an additional 50,000 shares of common stock to be used exclusively for the grant of awards as a material inducement for individuals to commence employment with us in compliance with Nasdaq Listing Rule 5635(c)(4).

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of our common stock as of February 14, 2020 based on information available to us and filings with the SEC by (a) each person known to us to own more than 5% of the outstanding shares of our common stock, (b) each of our directors, (c) each of our named executive officers, and (d) all of our directors and named executive officers as a group. Each stockholder’s percentage ownership is based on 5,397,938 shares of our common stock being outstanding as of February 14, 2020.

Name and address of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% or greater stockholders:

Puissance Capital Management(1)	536,224	9.15%
950 3rd Ave. 25th Floor
New York, NY 10022

New Enterprise Associates 14, L.P.(2)	417,514	7.63%
1954 Greenspring Drive, Suite 600
Timonium, MD 21093

Linden Capital L.P.(3)	567,748	9.99%
Victoria Place, 31 Victoria St
Hamilton D0 HM10, Bermuda

Directors and Named Executive Officers:

Charles P. Theuer, M.D., Ph.D.(4)	112,176	2.04%
Mark C. Wiggins(5)	23,083	*
Scott B. Brown(6)	8,789	*
William R. LaRue(7)	7,499	*
Martin A. Mattingly, Pharm.D.(8)	7,749	*
J. Rainer Twiford, J.D., Ph.D.(9)	22,389	*
Paul Walker(10)	5,250	*
Stephen T. Worland, Ph.D.(11)	7,749	*
All executive officers and directors as a group (8 persons)(12)	194,684	3.51%

*	Represents beneficial ownership of less than 1%.
(1)

Represents 76,048 shares of common stock owned by Puissance Cross-Border IV, LLC and Puissance Cross-Border V LLC (in the aggregate) and 460,176 shares of common stock issuable upon exercise of warrants.  The warrants are only exercisable to the extent that the holders thereof and their affiliates would beneficially own no more than 19.99% of the outstanding common stock after exercise. Puissance Cross-Border Opportunities V, Puissance Cross-Border Opportunities IV, Puissance GP, Puissance Capital Management GP, and Theodore Wang, share voting and dispositive power with respect to the shares held by Puissance Capital Management. Theodore Wang, the managing member of Puissance and a member of our Board through June 2019, disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(2)

Represents 346,718 outstanding shares of common stock beneficially owned by New Enterprise Associates 14, L.P., or NEA, and 70,796 shares of common stock issuable upon exercise of warrants. The warrants are only exercisable to the extent that the holders thereof and their affiliates would beneficially own no more than 19.99% of the outstanding common stock after exercise. The shares and warrants directly held by NEA are indirectly held by NEA Partners 14, L.P., the sole general partner of NEA; NEA 14 GP, LTD, the sole general partner of NEA Partners 14, L.P.; and each of the individual directors of NEA 14 GP, LTD. The directors of NEA 14 GP, LTD are M. James Barrett, Peter J. Barris, Forest Baskett, Ryan D. Drant, Anthony A. Florence, Jr., Patrick J. Kerins, Krishna “Kittu” Kolluri, David M. Mott, Scott D. Sandell, Peter Sonsini, Ravi Viswanathan and Harry R. Weller. NEA, NEA Partners 14, L.P., NEA 14 GP, LTD and the directors of NEA 14 GP, LTD share voting and dispositive power with respect to the shares held by NEA. Paul Walker, a partner at New Enterprise Associates, has no voting or dispositive power with regard to any of the above referenced shares and disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein, if any. All indirect holders of the above referenced shares disclaim beneficial ownership of all applicable shares except to the extent of their pecuniary interest therein.

(3)

Represents 284,248 outstanding shares of common stock held by Linden Capital L.P. and 283,500 shares of common stock issuable upon exercise of warrants. The warrants are only exercisable to the extent that the holders thereof and their affiliates would beneficially own no more than 9.99% of the outstanding common stock after exercise. The shares and warrants directly held by Linden Capital L.P. are indirectly held by Linden Advisors LP, the investment manager of Linden Capital L.P., Linden GP LLC, the general partner of Linden Capital L.P., and Siu Min (Joe) Wong (Mr. Wong), the principle owner and controlling person of Linden Advisors and Linden GP LLC. Linden Capital L.P., Linden Advisors LP, Linden GP LLC and Mr. Wong share voting and dispositive power with respect to the shares held by Linden Capital L.P.

(4)	Includes 95,399 shares of common stock subject to options exercisable as of April 7, 2020.
(5)	Includes 18,083 shares of common stock subject to options exercisable as of April 7, 2020.
(6)	Includes 7,361 shares of common stock subject to options exercisable as of April 7, 2020.
(7)	Includes 6,160 shares of common stock subject to options exercisable as of April 7, 2020.
(8)	Includes 6,999 shares of common stock subject to options exercisable as of April 7, 2020.
(9)

Includes 1,057 shares of common stock beneficially owned by Brookline Investment Fund, LLC, 4,938 shares of common stock beneficially owned by CSA Biotechnology Fund I, LLC and 9,346 shares of common stock beneficially owned by CSA Biotechnology Fund II, LLC. J. Rainer Twiford, J.D., Ph.D., one of our directors, has voting and dispositive control over these shares. Dr. Twiford disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes 1,796 shares of outstanding common stock held by MCT Investments, LLC. Dr. Twiford’s spouse, Marsha C. Twiford, has voting and investment power with respect to the shares held by MCT Investments, LLC. Also includes 4,500 shares of common stock subject to options exercisable as of April 7, 2020.

(10)	Includes 4,500 shares of common stock subject to options exercisable as of April 7, 2020. Paul Walker is a partner of New Enterprise Associates.
(11)	Includes 6,999 shares of common stock subject to options exercisable as of April 7, 2020.
(12)

Consists of the shares of outstanding common stock and shares of common stock subject to options exercisable as of April 7, 2020, if any, referred to in footnotes (4), (5), (6), (7), (8), (9), (10), and (11).

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since January 1, 2018 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.”

2018 PIPE Transaction

In March and April 2018, we entered into a private placement with certain purchasers to sell approximately 1.2 million shares of our common stock at a price of $27.00 per share, along with approximately 0.2 million pre-funded warrants to purchase common stock at a price of $26.90 per warrant with an exercise price of $0.10 per share, and approximately 1.4 million warrants to purchase common stock at a price of $1.25 per warrant with an exercise price of $27.00 per share. The transaction resulted in gross proceeds to us of $38.7 million and the final closing occurred on April 4, 2018. Each warrant provides that the holder may not exercise the warrant if the exercise would result in the holder beneficially owning more than either 9.99% or 19.99% of our outstanding common stock. The following table sets forth the number of shares of common stock purchased by holders of more than 5% of our common stock or entities affiliated with them (including those holders who became a greater than 5% holder as a result of the transaction):

Name(1)	Shares of Common Stock	Warrants	Aggregate Purchase Price ($)
Puissance Capital Management(2)	460,176	460,176	12,999,995
New Enterprise Associates 14, L.P.(3)	70,796	70,796	1,999,998
683 Capital Management	123,893	123,893	3,500,000
Linden Capital L.P.(4)	284,248	637,355	12,999,998
Aspire Capital Fund, LLC	106,194	106,194	2,999,997
Laurence W. Lytton	70,796	70,796	1,999,998

(1)	Additional detail regarding these stockholders and their equity holdings is provided under “Security Ownership of Certain Beneficial Owners and Management.”

(2)	Theodore Wang, Ph.D., one of the members of our Board through June 13, 2019, is the Chief Investment Officer and Chief Executive Officer of Puissance Capital Management.
(3)	Paul Walker, one of the members of our Board, is a partner of New Enterprise Associates 14, L.P.
(4)	Warrants are comprised of 176,554 pre-funded warrants to purchase common stock and 460,801 warrants to purchase common stock.

In connection with the private placement, we engaged Angel Pond Capital LLC as a placement agent and paid Angel Pond a placement agent fee in the amount of $1.9 million. Angel Pond is affiliated through common control with Puissance which, as a result of the private placement, holds more than 5% of our common stock. Following the completion of the private placement, Theodore T. Wang, Ph.D., the sole member of Angel Pond, was appointed to our Board and served on our Board through June 13, 2019.

Policies and Procedures for Transactions with Related Persons

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. A related person is any executive officer, director or a holder of more than 5% of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our Board) for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our audit committee or other independent body of our Board takes into account the relevant available facts and circumstances including, but not limited to:

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

Indemnification of Officers and Directors

We have entered into, and intend to continue to enter into, separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our Bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or any other company or enterprise to which the person provides services at our request. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

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

Independence of Directors

As required under the pertinent listing standards of the Nasdaq Stock Market (“Nasdaq”), a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by its board of directors. Our Board consults with the Company’s counsel to ensure that the board of directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.  Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, our Board has determined that all of our directors, with the exception of Dr. Theuer, are independent directors within the meaning of the applicable listing standards of Nasdaq.  In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company.

Item 14.	Principal Accountant Fees and Services.

The following table presents fees for services rendered by Ernst & Young LLP, our independent registered public accounting firm, for 2019 and 2018 in the following categories:

	Years ended December 31,
	2019	2018

Audit Fees (1)	$355,067	$343,053
Audit-Related Fees (2)	—	23,000
Tax Fees (3)	27,634	55,699
	$382,701	$421,752

(1)

Audit fees consist of fees billed for professional services by Ernst & Young LLP for audit and quarterly review of our financial statements, review of our registration statements, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services by Ernst & Young LLP for assurance and related services related to the audit of the financial statements.
(3)	Tax fees consist of fees for professional services performed by Ernst & Young LLP with respect to tax compliance, tax advice and tax planning.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All fees paid to Ernst & Young LLP during the years ended December 31, 2019 and 2018 were pre-approved by our audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

1. Financial Statements

The consolidated financial statements of TRACON Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2019:

2. Financial Statement Schedules

These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(13)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(1)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.

4.3(7)	Investor Agreement by and between the Registrant and Johnson & Johnson Innovation-JJDC, Inc. dated September 27, 2016.

4.4(7)	Stock Purchase Agreement by and between the Registrant and Johnson & Johnson-JJDC, Inc. dated September 27, 2016.

4.5(12)	Registration Rights Agreement, dated October 18, 2019, by and between the Registrant and Aspire Capital Fund, LLC

4.6(15)	Securities Purchase Agreement, dated March 22, 2018, among TRACON Pharmaceuticals, Inc. and the purchasers listed on Exhibit A thereto.

4.7(15)	Form of Pre-Funded Warrant dated March 27, 2018.

4.8(15)	Form of Common Warrant dated March 27, 2018.

4.9	Description of Capital Stock.

10.1+(2)	Form of Indemnity Agreement by and between the Registrant and its directors and officers.

10.2+(2)	TRACON Pharmaceuticals, Inc. 2011 Equity Incentive Plan and Forms of Stock Option Agreement and Notice of Exercise thereunder.

10.3+(3)

TRACON Pharmaceuticals, Inc. 2015 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Notice of Exercise and Restricted Stock Unit Agreement thereunder, as amended December 14, 2015.

10.4+	TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended January 31, 2020.

10.5+(4)	TRACON Pharmaceuticals, Inc. 2015 Employee Stock Purchase Plan.

Exhibit Number	Description of Document

10.6+	TRACON Pharmaceuticals, Inc. Bonus Plan, as amended January 28, 2020.

10.7+(17)	Amended and Restated Employment Agreement by and between the Registrant and Charles P. Theuer, M.D., Ph.D., dated February 5, 2019.

10.8+(17)	Employment Agreement by and between the Registrant and Mark Wiggins, dated May 29, 2018.

10.9+(17)	Severance Agreement by and between the Registrant and Mark Wiggins, dated May 29, 2018.

10.10+	Employment Agreement by and between the Registrant and Scott Brown, dated January 28, 2020.

10.11+	Severance Agreement by and between the Registrant and Scott Brown, dated December 4, 2019.

10.12+(2)	TRACON Pharmaceuticals, Inc. Severance Plan and Summary Plan Description.

10.13*(2)	License Agreement by and between the Registrant and Santen Pharmaceutical Co., Ltd., dated March 3, 2014, as amended.

10.14*(5)	Second Amendment to License Agreement by and between the Registrant and Santen Pharmaceutical Co., Ltd., dated January 31, 2016.

10.15*(2)

License Agreement by and between the Registrant and Roswell Park Cancer Institute and Health Research, Inc., dated November 1, 2005, as amended on November 12, 2009, February 11, 2010 and September 18, 2014.

10.16*(2)	License Agreement by and between the Registrant and Case Western Reserve University, dated August 2, 2006.

10.17*(4)	Amendment to License Agreement by and between the Registrant and Case Western Reserve University, dated April 3, 2015.

10.18*	Collaboration and Clinical Trial Agreement by and among the Registrant, 3D Medicines (Beijing) Co., LTD. and Jiangsu Alphamab Biopharmaceuticals Co., LTD. dated December 20, 2019.

10.19*(9)	License and Option Agreement by and between the Registrant and Janssen Pharmaceutica N.V. dated September 27, 2016.

10.20(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on November 14, 2013.

10.21(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on June 4, 2014.

10.22(4)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 13, 2015.

10.23(8)	Warrant to Purchase Stock issued to Silicon Valley Bank on January 25, 2017.

10.24(15)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 3, 2018.

10.25(16)	Capital on DemandTM Sales Agreement, dated as of September 6, 2018, by and between TRACON Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC.

10.26*(17)	Amendment One to License and Option Agreement between the Registrant and Janssen Pharmaceutica N.V. dated January 15, 2019.

10.27(14)	Amendment No. 1 to Capital on DemandTM Sales Agreement, dated as of February 28, 2019, by and between the Registrant and JonesTrading Institutional Services LLC.

10.28(4)	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated May 13, 2015.

10.29(6)	First Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 9, 2016.

10.30(8)	Second Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated January 25, 2017.
10.31(15)	Third Amendment to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated May 3, 2018.

Exhibit Number	Description of Document

10.32*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated December 22, 2010.

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

10.35(5)

Amendment #2 to Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated January 27, 2016.

10.36*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated August 7, 2012.

10.37*(2)	Sponsored Research Agreement by and between the Registrant and Tufts Medical Center, Inc., dated December 16, 2014.

10.38(12)	Common Stock Purchase Agreement, dated October 18, 2019 between TRACON Pharmaceuticals, Inc. and Aspire Capital Fund, LLC.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2015.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 14, 2015.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 19, 2016.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 11, 2016.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2016, filed with the SEC on February 16, 2017.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2016.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2017.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 21, 2019.

(13)	Incorporated by reference to TRACON Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on November 6, 2019.
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 5, 2019.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 9, 2018.
(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 7, 2018.
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2019.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: February 27, 2020	By: /s/ CHARLES P. THEUER, M.D., PH.D.
Charles P. Theuer, M.D., Ph.D. President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Charles Theuer, M.D., Ph.D. and Scott B. Brown, CPA, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Charles P. Theuer, M.D., Ph.D.	President, Chief Executive Officer and Member of the Board of Directors	February 27,2020
Charles P. Theuer, M.D., Ph.D.	(Principal Executive Officer and Principal Financial Officer)

/s/ Scott B. Brown, CPA	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
Scott B. Brown, CPA

/s/ William R. LaRue	Member of the Board of Directors	February 27, 2020
William R. LaRue

/s/ Martin A. Mattingly, Pharm. D.	Member of the Board of Directors	February 27, 2020
Martin A. Mattingly, Pharm.D.

/s/ J. Rainer Twiford, J.D., Ph.D.	Member of the Board of Directors	February 27, 2020
J. Rainer Twiford, J.D., Ph.D.

/s/ Paul Walker	Member of the Board of Directors	February 27, 2020
Paul Walker

/s/ Stephen T. Worland, Ph.D.	Member of the Board of Directors	February 27, 2020
Stephen T. Worland, Ph.D.