Form 10-Q
period 2020-03-31
Tracon Pharmaceuticals, Inc.
filed 2020-05-13
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

The number of outstanding shares of the registrant’s common stock as of May 8, 2020 was 5,500,388.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,134	$16,412
Prepaid and other assets	835	848
Total current assets	14,969	17,260
Property and equipment, net	19	23
Other assets	760	838
Total assets	$15,748	$18,121
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,911	$7,875
Accrued compensation and related expenses	594	1,355
Long-term debt, current portion	1,267	2,604
Total current liabilities	8,772	11,834
Other long-term liabilities	754	850
Long-term debt, less current portion	3,438	2,739
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at March 31, 2020 and December 31, 2019; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 20,000,000 at March 31, 2020 and December 31, 2019; issued and outstanding shares — 5,497,938 and 4,051,187 at March 31, 2020 and December 31, 2019, respectively	5	4
Additional paid-in capital	169,134	165,028
Accumulated deficit	(166,355)	(162,334)
Total stockholders’ equity	2,784	2,698
Total liabilities and stockholders’ equity	$15,748	$18,121

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019
Operating expenses:
Research and development	$1,998	$5,214
General and administrative	1,886	1,949
Total operating expenses	3,884	7,163
Loss from operations	(3,884)	(7,163)
Other expense:
Interest expense, net	(133)	(46)
Other expense, net	(4)	(4)
Total other expense	(137)	(50)
Net loss	$(4,021)	$(7,213)

Net loss per share, basic and diluted	$(0.78)	$(2.41)
Weighted-average shares outstanding, basic and diluted	5,171,351	2,989,251

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	4,051,187	$4	$165,028	$(162,334)	$2,698
Issuance of common stock under equity plans	2,078	—	(6)	—	(6)
Stock-based compensation expense	—	—	267	—	267
Issuances of common stock, net of offering costs	1,344,673	1	3,719	—	3,720
Issuance of common stock in exchange for services	100,000	—	126	—	126
Net loss	—	—	—	(4,021)	(4,021)
Balance at March 31, 2020	5,497,938	$5	$169,134	$(166,355)	$2,784

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	2,987,182	$3	$161,099	$(139,660)	$21,442
Issuance of common stock under equity plans	2,738	—	(20)	—	(20)
Stock-based compensation expense	—	—	596	—	596
Net loss	—	—	—	(7,213)	(7,213)
Balance at March 31, 2019	2,989,920	$3	$161,675	$(146,873)	$14,805

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(4,021)	$(7,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	267	596
Depreciation and amortization	4	7
Noncash interest	46	61
Amortization of debt discount	16	21
Amortization of premium/discount on short-term investments	-	(36)
Lease asset amortization and liability accretion, net	(3)	2
Changes in assets and liabilities:
Prepaid expenses and other assets	139	480
Accounts payable and accrued expenses	(979)	(219)
Accrued compensation and related expenses	(761)	(750)
Net cash used in operating activities	(5,292)	(7,051)
Cash flows from investing activities
Purchases of available-for-sale short-term investments	-	(4,980)
Proceeds from the maturity of available-for-sale short-term investments	-	9,000
Net cash provided by investing activities	-	4,020
Cash flows from financing activities
Repayment of long-term debt	(700)	-
Proceeds from sale of common stock, net of offering costs	3,720	-
Payment of tax withholdings related to net share settlements of vested restricted stock awards	(6)	(20)
Net cash provided by (used in) financing activities	3,014	(20)
Decrease in cash and cash equivalents	(2,278)	(3,051)
Cash and cash equivalents at beginning of period	16,412	25,136
Cash and cash equivalents at end of period	$14,134	$22,085

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

TRACON Pharmaceuticals, Inc. (formerly Lexington Pharmaceuticals, Inc.) (TRACON or the Company) was incorporated in the state of Delaware on October 28, 2004. TRACON is a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer. The Company’s product development platform, which emphasizes capital efficiency, also provides to ex-U.S. companies a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise and U.S. commercialization expertise.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TRACON Pharma Limited and TRACON Pharma International Limited, which were formed in September 2015 and January 2019, respectively, and are currently inactive. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

As of March 31, 2020, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of March 31, 2020, the Company had an accumulated deficit of $166.4 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At March 31, 2020, the Company had cash and cash equivalents of $14.1 million. Based on the Company’s current business plan, management believes that there is substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they become due within one year from the date these financial statements are issued. The Company’s ability to execute its operating plan through mid-2021 and beyond depends on its ability to obtain additional funding through equity offerings, debt financings, or potential licensing and collaboration arrangements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through its existing cash and cash equivalents, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements. In addition, the Company may fund its losses from operations through the common stock purchase agreement the Company entered into with Aspire Capital Fund, LLC (Aspire Capital) in October 2019, as amended in April 2020, for the purchase of up to $15.0 million of the Company’s common stock over the 30 month period of the purchase agreement, $14.2 million of which remains available for sale as of March 31, 2020, and/or the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading Institutional Services LLC (JonesTrading) in September 2018, as amended in February 2019, pursuant to which the Company could sell, at its option, up to an aggregate of $11.6 million of the Company’s common stock, $6.2 million of which remains available for sale as of March 31, 2020, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, included in its Annual Report on Form 10-K filed with the SEC on February 28, 2020.

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

Risks and Uncertainties

In December 2019, COVID-19, a novel strain of coronavirus, was first reported in Wuhan, China and has since become a global pandemic. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

Potential impacts to the Company’s business include, but are not limited to, temporary closures of its facilities or those of its vendors, disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing clinical trials, third-party manufacturing supply and other operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the U.S. Food and Drug Administration or other regulatory authorities, and the Company’s ability to raise capital and conduct business development activities.

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

Revenue Recognition

To date, substantially all of the Company’s revenue has been derived from its license agreements with Santen Pharmaceuticals Co. Ltd. (Santen) and Ambrx, Inc. (Ambrx) as described in Note 6. The terms of these arrangements include payments to the Company for the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products.  In accordance with ASU 2014-09, the Company performs the following five steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of these agreements: (i) identification of the contract(s) with a customer; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation.  The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer. Once a contract is determined to be within the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers, at contract inception, the Company assesses the goods or services promised within the contract to determine those that are performance obligations and assesses whether each promised good is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites, CROs, and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2020 and 2019, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	March 31,
	2020	2019
Warrants to purchase common stock	1,561,903	1,561,903
Common stock options and restricted stock units	608,379	450,950
ESPP shares	5,650	—
	2,175,932	2,012,853

2.	Short-Term Investments, Cash Equivalents and Fair Value Measurements

The Company classifies all investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. At March 31, 2020 and December 31, 2019, the Company had no short-term investments and no such impairment charges were recorded for any period presented.

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

3.	Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Long-term debt	$4,900	$5,600
Less debt discount, net of current portion	(62)	(61)
Long-term debt, net of debt discount	4,838	5,539
Less current portion of long-term debt	(1,400)	(2,800)
Long-term debt, net of current portion	$3,438	$2,739
Current portion of long-term debt	$1,400	$2,800
Current portion of debt discount	(133)	(196)
Current portion of long-term debt, net	$1,267	$2,604

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

The 2018 Amended SVB Loan provides for interest to be paid at a rate of 9.0% per annum.  Interest-only payments were due monthly through June 30, 2019. Thereafter, in addition to interest accrued during such period, the monthly payments include an amount equal to the outstanding principal at June 30, 2019 divided by 30 months. In April 2020, the Company entered into a deferral agreement with SVB (the Deferral Agreement) for an interest-only payment period of 6 months, with a corresponding 6 month extension to the maturity date to June 2022. All other key terms and conditions of the 2018 Amended SVB Loan remained unchanged and the transaction was accounted for as a debt modification.

At maturity (or earlier prepayment), the Company is required to make a final payment equal to 4.0% of the original principal amount borrowed. The 2018 Amended SVB Loan provides for prepayment fees of 1.0% of the amount prepaid if the prepayment occurs after May 3, 2020.

The 2018 Amended SVB Loan is collateralized by substantially all of the Company’s assets, other than the Company’s intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the 2018 Amended SVB Loan. As of March 31, 2020, the Company was in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

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

At March 31, 2020, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841		$108.60
November 14, 2023 through June 4, 2024	3,874		$77.40
January 25, 2024	4,669		$51.40
May 3, 2025	5,363		$26.10
	15,747

Future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment after execution of the Deferral Agreement in April 2020, are as follows (in thousands):

Remaining 2020	$1,021
2021	3,066
2022	1,717
5,804
Less interest and final payment	(904)
Long-term debt	$4,900

4.	Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At March 31, 2020, potential future milestone payments under these agreements, including future milestone payments associated with TRC253 acquired from Janssen Pharmaceutica N.V. (Janssen) as discussed in Note 6, totaled an aggregate of approximately $66.0 million.

5.	Stockholders’ Equity

Sales of Common Stock

In October 2019, as amended in April 2020, the Company entered into a Common Stock Purchase Agreement (the 2019 Purchase Agreement) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock solely at the Company’s request from time to time during a 30 month period and at prices based on the market price at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, the Company issued 142,658 shares of its common stock to Aspire Capital. As of March 31, 2020, the Company has sold an aggregate 0.2 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for gross proceeds of $0.8 million.

At-The-Market Issuance Sales Agreement

In September 2018, as amended in February 2019, the Company entered into the Sales Agreement with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $11.6 million of the Company’s shares of its common stock through JonesTrading, as sales agent, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period.  The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement. As of March 31, 2020, the Company has sold an aggregate 2.1 million shares of common stock through the Sales Agreement with JonesTrading for gross proceeds of $5.3 million and $6.2 million of common stock remains available for sale under the Sales Agreement.

Equity Plan Activity

During the three months ended March 31, 2020, the Company issued no shares of common stock upon the exercise of outstanding stock options. During the three months ended March 31, 2020, the Company issued 2,078 shares of common stock upon the vesting of restricted stock units. The Company withheld 1,442 shares of common stock on the vesting date of certain restricted stock units to settle the employees’ minimum statutory tax obligations for income and other related employment taxes, the payment of which is reported as a financing activity in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2020. During the three months ended March 31, 2020, the Company issued no shares of common stock in connection with the employee stock purchase plan. During the year ended December 31, 2019, the Company issued no shares of common stock upon the exercise of outstanding stock options, 2,738 shares of common stock upon the vesting of restricted stock units, and 6,535 shares of common stock in connection with the employee stock purchase plan.

Common Stock Warrants

As of March 31, 2020, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841	$108.60
November 14, 2023 through June 4, 2024	3,874	77.40
January 25, 2024	4,669	51.40
March 27, 2024	1,369,602	27.00
March 27, 2025	176,554	0.10
May 3, 2025	5,363	26.10
	1,561,903

During the three months ended March 31, 2020 and the year ended December 31, 2019, no warrants were exercised.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended
	March 31,
	2020	2019
Risk-free interest rate	1.4%	2.6%
Expected volatility	85%	81%
Expected term (in years)	6.3	6.3
Expected dividend yield	—%	—%

 Stock compensation expense for the ESPP was immaterial for the three months ended March 31, 2020 and 2019.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$107	$316
General and administrative	160	280
	$267	$596

6.	Collaborations

3D Medicines and Alphamab

In December 2019, the Company, 3D Medicines Co., Ltd. (3D Medicines), and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) entered into the Envafolimab Collaboration Agreement for the development of envafolimab, also known as KN035, an investigational PD-L1 sdAb, or nanobody, administered by subcutaneous injection, for the treatment of soft tissue sarcoma in North America. No consideration was exchanged in the Envafolimab Collaboration Agreement. Given no consideration was exchanged, no value was assigned to the Envafolimab Collaboration Agreement in the accompanying condensed consolidated balance sheet.

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

In the event that I-Mab out-licenses the rights to TJ004309 to a third party, the Company would be entitled to receive escalating portions of royalty and non-royalty consideration received by I-Mab with respect to certain territories outside of Greater China. In the event that I-Mab commercializes TJ004309, the Company would be entitled to receive a royalty percentage on net sales by I-Mab in North America ranging from the mid-single digits to low double digits, and in the EU and Japan in the mid-single digits.  The portions of certain third party royalty and non-royalty consideration and the royalty from net sales by I-Mab to which the Company would be entitled will escalate based on the phase of development and relevant clinical trial obligations the Company completes under the TJ004309 Agreement, ranging from a high-single digit to a mid-teen percentage of non-royalty consideration as well as a double digit percentage of royalty consideration. In March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (“KG Bio”), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. On April 8, 2020, the Company issued a notice of dispute to I-Mab as the Company believes it may be entitled to receive a payment under the TJ004309 agreement, although I-Mab has disputed that any payment is due. The Company cannot currently estimate the likelihood of the outcome of the dispute under the TJ004309 agreement.

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

In March 2020, the Company learned that I-Mab entered into two license and collaboration agreements with ABL Bio in July 2018 (the “ABL Bio License 1” and “ABL Bio License 2”). Under the ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a bispecific antibody (the “BsAb”) using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary bispecific antibody technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, the

Company issued a notice of dispute regarding possible breach of the Bispecific Agreement. The Company cannot currently estimate the likelihood of the outcome of the dispute under the Bispecific Agreement. Until these discussions are complete, the Company may be unable to provide a timeline as to when or if it will file an IND for a bispecific antibody under the Bispecific Agreement.

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. In addition, the Company is eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million relates to the initiation of certain development activities, $52.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million relates to commercialization activities and the achievement of specified levels of product sales. As of March 31, 2020 and December 31, 2019, two development milestones had been received totaling $10.0 million.  If carotuximab products are successfully commercialized in the field of ophthalmology, Santen will be required to pay the Company tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen will reimburse the Company for all royalties due by the Company under certain third party agreements with respect to the use, manufacture or commercialization of carotuximab products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties will continue on a country-by-country basis through the later of the expiration of the Company’s patent rights applicable to the carotuximab products in a given country or 12 years after the first commercial sale of the first carotuximab product commercially launched in such country.

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

As of March 31, 2020, the transaction price includes the $10.0 million upfront payment and the two development milestones received totaling $10.0 million, all of which had been fully recognized as revenue at December 31, 2017.  The remaining $62.5 million of potential development and regulatory milestone payments are fully constrained as the achievement of the milestones is not considered probable, and therefore no amounts have been included in the transaction price for these remaining milestones.  In addition, in accordance with ASU 2014-09, any consideration related to the commercialization and sales-based milestones (including royalties) will be recognized when the related sales occur and have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Revenue recognized related to this agreement totaled $0 for the three months ended March 31, 2020 and 2019.

In March 2020, Santen announced the discontinuation of development of DE-122 which was being developed for the treatment of wet age-related macular degeneration following the review of top-line data from the recently completed Phase 2a AVANTE clinical study. No further revenue will be recognized in connection with this agreement as Santen has terminated the DE-122 program.

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

With respect to the AR Mutant Program, the License and Option Agreement, as amended, provided Janssen with an option, which is exercisable until 90 days after the Company demonstrates clinical proof of concept of TRC253, to regain the rights to the licensed intellectual property and to obtain an exclusive license to commercialize the compounds and certain other specified intellectual property developed under the AR Mutant Program. In April 2020, Janssen notified the Company that it would not regain the rights to TRC253, and therefore the Company now retains worldwide development and commercialization rights to the AR Mutant Program, and is obligated to pay to Janssen (x) development and regulatory based milestone payments totaling up to $45.0 million upon achievement of specified events, and (y) royalties in the low single digits based on annual net sales of AR Mutant Program products, subject to certain specified reductions.

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

The License and Option Agreement may be terminated for uncured breach, bankruptcy, or the failure or inability to demonstrate clinical proof of concept with respect to a particular program during specified timeframes.  In addition, the License and Option Agreement will automatically terminate upon the expiration of all payment obligations of the Company to Janssen with respect of the AR Mutant Program. The Company may also terminate the License and Option Agreement in its entirety without cause, subject to specified conditions.

7.	Leases

The Company leases its office space under a non‑cancelable operating lease that expires in April 2022 and may be extended for an additional term of 60 months. The option to extend this lease has been excluded from the lease term as the Company is not reasonably certain that the option will be exercised. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Operating lease expense was $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company does not have any finance leases, nor any other operating leases.

Supplemental cash flow information, as of March 31, 2020, related to operating leases was as follows (in thousands):

Cash paid within operating cash flows	$107

Supplemental balance sheet information, as of March 31, 2020, related to operating leases was as follows (in thousands, except lease term and discount rate):

Reported as:
Other assets (ROU asset)	$760

Accounts payable and accrued expenses (lease liability)	$370
Other long-term liabilities (lease liability)	474
Total lease liabilities	$844

Weighted average remaining lease term	2.00
Weighted average discount rate	11.30%

As of March 31, 2020, the maturities of the Company’s operating lease liabilities are as follows (in thousands):

Remaining 2020	$334
2021	461
2022	156
Total lease payments	951
Less imputed interest	(107)
Total operating lease liabilities	$844

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer and utilizing our product development platform to partner with ex-U.S. companies to develop and commercialize innovative products in the United States.

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by subcutaneous injection for the treatment of soft tissue sarcoma in North America. We intend to file an investigational new drug (IND) application and apply for orphan drug status in the first half of 2020, and initiate a potentially registration-enabling study of envafolimab in the sarcoma subtype of undifferentiated pleomorphic sarcoma (UPS) and myxofibrosarcoma (MFS) called the ENVASARC trial, in the second half of 2020.  On May 8, the U.S. Food and Drug Administration (FDA) agreed with the design and primary endpoint of objective response rate (ORR) of the pivotal trial of envafolimab in sarcoma during a Type B teleconference.  The trial will include one cohort of approximately 80 patients who will receive single agent treatment with envafolimab and a second cohort of approximately 80 patients who will receive envafolimab in combination with Yervoy® (ipilimumab), a checkpoint inhibitor marketed by Bristol-Meyers Squib (BMS), with the primary endpoint in each of the cohorts being ORR, which could be the basis for accelerated approval of envafolimab by the FDA as a single agent and/or in combination with Yervoy. The trial will provide at least 86% power to determine the primary endpoint of ORR > 5% in each cohort, which is greater than the ORR of Pazopanib, the only approved treatment of refractory soft tissue sarcoma, which includes UPS and MFS. We estimate disclosing a summary of the independent data monitoring committee decisions following reviews of interim data in 2021, having a final response assessment in 2022, and, assuming positive data, submitting a biologics license application (BLA) for accelerated approval in 2023. Additionally, assuming positive data from the ENVASARC trial, we plan to initiate a trial in multiple soft tissue sarcoma subtypes, which could include biomarker directed enrollment, to expand the target patient population.

Other clinical stage oncology product candidates include TRC102, which is a small molecule that is in Phase 1 and Phase 2 clinical development for the treatment of mesothelioma, lung cancer and solid tumors, TRC253, which is a small molecule for the treatment of metastatic castration-resistant prostate cancer, that we licensed from Janssen Pharmaceutica N.V. (Janssen), and TJ004309, which is a CD73 antibody in Phase 1 clinical development for the treatment of solid tumors, that we licensed from I-Mab Biopharma (I-Mab) in November 2018.

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

TRC253 is being developed for the treatment of men with prostate cancer and is a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR) and multiple AR mutant receptors containing point mutations that cause drug resistance to currently approved treatments. In April 2020, Janssen notified us that it was not exercising its exclusive option to reacquire the program following a review of the Phase 1/2 data in prostate cancer patients with acquired resistance to Xtandi® or Erleada®.  As a result, we have retained worldwide development and commercialization rights, and are obligated to pay Janssen a total of up to $45.0 million in development and regulatory milestones upon achievement of specified events, in addition to a low single digit royalty

In the completed Phase 1/2 trial, TRC253 was dosed to 72 patients with metastatic castrate resistant prostate cancer who had progressed on prior treatment that included the wild type AR inhibitor Xtandi or Erleada, including patients with F877L androgen receptor mutation.  The recommended Phase 2 dose of 280 mg orally per day was well tolerated with QTc prolongation being the most common adverse event. The PSA response rate in 63 patients evaluable for efficacy, including patients with the AR F877L mutation, patients with an undisclosed other point mutation of the AR or patients with another basis for resistance to Xtandi or Erleada, was 8%.  Seventeen of 63 patients (27%) had stable disease for more than five months (and for as long as 12 months).  TRC253 is as active as Xtandi in preclinical models of prostate cancer and has not been studied yet in patients without acquired resistance to Xtandi or Erleada. We believe TRC253 may be able to be developed in China, where standard of care therapies such as Xtandi and Erleada are not widely available and will look to license TRC253 in this territory. We do not intend to devote material resources to the continued development of TRC253 absent establishing a partnership in China.

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

In March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (“KG Bio”), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. In March 2020, we also learned that I-Mab entered into two license and collaboration agreements with ABL Bio in July 2018 (the “ABL Bio License 1” and “ABL Bio License 2”). Under the ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a bispecific antibody (the “BsAb”) using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breaches of the TJ004309 and Bispecific Agreements we signed with I-Mab in November 2018. As of the date of this filing, these disputes have not been resolved. We believe that based on these transactions, we may be entitled to receive a payment under the TJ004309 Agreement, although I-Mab has disputed that any payment is due. We cannot currently estimate the likelihood of the outcome of the dispute under the TJ004309 Agreement or the Bispecific Agreement.  Until these discussions are complete, we may be unable to provide a timeline as to when or if we will file an IND for a bispecific antibody under the Bispecific Agreement.

In March 2020, Santen Pharmaceutical Co., Ltd. (Santen) announced the discontinuation of development of DE-122 for the treatment of wet age-related macular degeneration following the review of top-line data from the recently completed Phase 2a AVANTE clinical study. Top-line data indicated DE-122 did not improve visual acuity when combined with Lucentis as compared to single-agent Lucentis. Santen expects to present data at a scientific conference in 2020.

The following table summarizes key information regarding ongoing and planned development of clinical stage product candidates:

	Phase	Data Expected
Envafolimab (3D Medicines and Alphamab)
Soft Tissue Sarcoma	Planned Pivotal	Interim data - 2021 Final data - 2022
TRC253
Prostate Cancer	Phase 2	2021
TJ004309 (I-Mab)
Solid Tumors	Phase 1	2020
TRC102
Mesothelioma	Phase 2	2020
Solid tumors	Phase 1	2020
Solid tumors and Lymphomas	Phase 1/2	2021
Lung Cancer	Phase 1	2020

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

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt under our credit facilities with Silicon Valley Bank (SVB). At March 31, 2020, we had cash and cash equivalents totaling $14.1 million.

We do not own or operate, nor do we expect to own or operate, facilitates for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $22.7 million and $35.0 million for the years ended December 31, 2019 and 2018, respectively. At March 31, 2020, we had an accumulated deficit of $166.4 million.

We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses remain relatively constant as we:

•	continue to conduct clinical trials of product candidates;
•	continue our research and development efforts;
•	maintain, expand and protect our intellectual property portfolio; and
•	seek regulatory approvals for product candidates that successfully complete clinical trials.

We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more product candidates, which we expect will take a number of years. If we obtain regulatory approval for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts, developments under our collaboration agreements, including whether and when we receive milestone and other potential payments, and the timing and nature of the regulatory approval process for product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources. Debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.  Further, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop product candidates.

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

Collaboration Agreements with I-Mab Biopharma

In November 2018, we entered into two separate strategic collaboration and clinical trial agreements (the Collaboration Agreements) with I-Mab for the development of multiple immuno-oncology programs, including I-Mab’s proprietary CD73 antibody TJ004309  (the TJ4309 Agreement) as well as up to five proprietary bispecific antibodies currently under development by I-Mab  (the Bispecific Agreement).

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

In the event that I-Mab licenses rights to TJ004309 to a third party, we would be entitled to receive escalating portions of royalty and non-royalty consideration received by I-Mab with respect to territories outside of Greater China. In the event that I-Mab commercializes TJ004309, we would be entitled to receive a royalty on net sales by I-Mab in North America ranging from the mid-single digits to low double digits, and in the EU and Japan in the mid-single digits. The portions of certain third party royalty and non-royalty consideration and the royalty from net sales by I-Mab to which we would be entitled escalate based on the phase of development and relevant clinical trial obligations we complete under the TJ004309 Agreement, ranging from a high-single digit to a mid-teen percentage of non-royalty consideration as well as a double digit percentage of royalty consideration. In March 2020, I-Mab issued a press release announcing a strategic partnership with KG Bio, whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. On April 8, 2020, we issued a notice of dispute to I-Mab as we may be entitled to receive a payment under the TJ004309 agreement, although I-Mab has disputed that any payment is due. We cannot currently estimate the likelihood of the outcome of the dispute under the TJ004309 agreement.

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

In March 2020, we learned that I-Mab entered into two license and collaboration agreements with ABL Bio in July 2018. Under the ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize the BsAb using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breach of the Bispecific Agreement. We cannot currently estimate the likelihood of the outcome of the dispute under the Bispecific Agreement. Until these discussions are complete, we may be unable to provide a timeline as to when or if it will file an IND for a bispecific antibody under the Bispecific Agreement.

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

In April 2020, Janssen notified us that it would not be exercising its option to reacquire rights to TRC253 following its review of data from the Phase 1/2 trial of TRC253 in prostate cancer. As a result, we have retained worldwide development and commercialization rights to TRC253, and are obligated to pay to Janssen (x) development and regulatory based milestone payments totaling up to $45.0 million upon achievement of specified events, and (y) royalties in the low single digits based on annual net sales of TRC253 products, subject to certain specified reductions. We believe TRC253 may be able to be developed in China, where standard of care therapies such as Xtandi and Erleada are not widely accessible to patients with prostate cancer and have initiated an out-licensing process to identify a corporate partner to develop and commercialize TRC253 in China.

License Agreement with Santen

In March 2014, we entered into a license agreement with Santen, under which we granted Santen an exclusive, worldwide license to certain patents, information and know-how related to carotuximab, or the Carotuximab Technology.

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we are eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones. As of March 31, 2020, $10.0 million of the development milestones had been achieved and received in accordance with the agreement. In March 2020, Santen announced the discontinuation of further carotuximab development and as such no additional revenue will be recognized under this agreement.

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

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing of any future achievement of milestones, the timing of any additional collaboration agreements and recognition of associated upfront and milestone payments, and the extent to which any of our products are approved and successfully commercialized by us or our partners. If we or our partners fail to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, our results of operations and our financial position could be adversely affected.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Third-party research and development expenses:
TRC105	$76	$2,064
TRC253	409	1,219
TRC102	21	22
TRC694	-	131
Envafolimab	73	-
TJ004309	287	64
Total third-party research and development expenses	866	3,500
Unallocated expenses	1,132	1,714
Total research and development expenses	$1,998	$5,214

Unallocated expenses consist primarily of our internal personnel related and facility costs.

We expect our current level of research and development expenses to remain relatively constant as we expect to initiate a registration enabling study of envafolimab in UPS in the second half of 2020.

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. As a result of the COVID-19 pandemic and actions taken to slow its spread, many clinical trial sites have temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients, and patients in clinical trials may choose to not enroll, not participate in follow-up clinical visits or drop out of trials as a precaution against contracting COVID-19. These events have impacted our clinical trials and those of our collaborators and we cannot predict with certainty the extent to which the COVID-19 pandemic will ultimately delay our clinical trials or those of our collaborators or increase our expenses in completing clinical trials. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

The costs of clinical trials to us and the timing of such costs may vary significantly based on factors such as:

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands)
Research and development expenses	$1,998	$5,214	$(3,216)
General and administrative expenses	1,886	1,949	(63)
Other expense	(137)	(50)	(87)

Research and development expenses.  Research and development expenses were $2.0 million and $5.2 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $3.2 million was primarily due to the termination of carotuximab development in oncology and lower manufacturing expenses for TRC253.

General and administrative expenses.  General and administrative expenses were $1.9 million for the three months ended March 31, 2020 and 2019.

Other expense.  Other expense was $0.1 million and $50,000 for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2020, we had an accumulated deficit of $166.4 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to remain relatively constant as we expect to initiate a registration enabling study of envafolimab in UPS in the second half of 2020. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

On February 4, 2015, we completed our initial public offering and a concurrent private placement of our common stock, which resulted in net proceeds to us of approximately $35.0 million. In September 2016, we sold shares of our common stock in a private placement for net proceeds of approximately $5.0 million and in November 2016, we completed an underwritten public offering which resulted in net proceeds of approximately $16.1 million. In March 2017, we sold shares of our common stock to Aspire Capital for net proceeds of approximately $0.9 million, and throughout 2017, we sold shares through our previous At-the-market (ATM) facility with Stifel, Nicolaus & Company, Incorporated (Stifel) for net proceeds of approximately $3.4 million. In March and April 2018, we sold shares of our common stock and common warrants in a private placement for net proceeds of approximately $36.5 million. In December 2019 and during the first quarter of 2020, we sold shares of our common stock for gross proceeds of approximately $2.4 million and $2.9 million, respectively, through our Capital on Demand agreement with JonesTrading. In February 2020, we sold shares of our common stock to Aspire Capital for gross proceeds of approximately $0.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into early 2021, presuming our payment obligations under the 2018 Amended SVB Loan continue to follow the contractual maturity schedule. Based on our current business plan, we believe that there is substantial doubt as to whether our existing cash and cash equivalents will be sufficient to meet our obligations as they become due within one year from the date the financial statements are issued.

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

The 2018 Amended SVB Loan provides for interest to be paid at a rate of 9.0% per annum, with interest-only payments due monthly through June 30, 2019. Thereafter, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal at June 30, 2019 divided by 30 months. At maturity (or earlier prepayment), we are also required to make a final payment equal to 4.0% of the original principal amount of the amounts borrowed. The 2018 Amended SVB Loan provides for prepayment fees of 1.0% of the amount prepaid if the prepayment occurs after May 3, 2020. In April 2020, we entered into an agreement with SVB (Deferral Agreement) which granted us an interest-only payment period for 6 months, with a corresponding 6 month extension to the maturity date which is now June 2022. All other key terms and conditions of the 2018 Amended SVB Loan remained unchanged.

The 2018 Amended SVB Loan is collateralized by substantially all of our assets, other than our intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be required to immediately repay all obligations under the 2018 Amended SVB Loan. As of March 31, 2020, we were in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

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

Common Stock Purchase Agreement with Aspire Capital

In October 2019, as amended in April 2020, we entered into the 2019 Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations of the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time during the 30 month term of the 2019 Purchase Agreement and at prices based on the market price of our common stock at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, we issued to Aspire Capital 142,658 shares of our common stock. As of March 31, 2020, we had sold an aggregate 0.2 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $0.8 million.

In March 2017, we entered into a common stock purchase agreement (the 2017 Purchase Agreement) with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations of the 2017 Purchase Agreement, Aspire Capital was committed to purchase up to an aggregate of $21.0 million of shares of common stock. Upon execution of the 2017 Purchase Agreement, we sold to Aspire Capital 22,222 shares of common stock at $45.00 per share for proceeds of $1.0 million and Aspire Capital was committed to purchase up to $20.0 million of additional shares of our common stock at our request from time to time during a 30 month period that began on May 1, 2017 and at prices based on the market price of our common stock at the time of each sale, subject to certain conditions. In consideration for entering into the 2017 Purchase Agreement and concurrently with the execution of the 2017 Purchase Agreement, we issued to Aspire Capital 19,573 shares of our common stock. As of March 31, 2020, we had issued 41,795 shares of common stock to Aspire Capital under the 2017 Purchase Agreement for net proceeds of approximately $0.9 million after offering expenses. Upon execution of the 2019 Purchase Agreement, the 2017 Purchase Agreement was terminated in its entirety and no further sales of our common stock will occur under the 2017 Purchase Agreement.

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

Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement. As of March 31, 2020, we had sold an aggregate 2.1 million shares of common stock through the Sales Agreement with JonesTrading for gross proceeds of $5.3 million.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,292)	$(7,051)
Investing activities	-	4,020
Financing activities	3,014	(20)
Decrease in cash and cash equivalents	$(2,278)	$(3,051)

Operating activities.  Net cash used in operating activities was $5.3 million and $7.1 million for the three months ended March 31, 2020 and 2019, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities.  Net cash provided by investing activities was $0 for the three months ended March 31, 2020. Net cash provided by investing activities was $4.0 million for the three months ended March 31, 2019 and was due to maturities of short-term investments partially offset by purchases of these investments.

Financing activities.  Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2020 and primarily resulted from $3.7 million in net proceeds received from the issuance of common stock through our ATM facility with JonesTrading and 2019 Amended Purchase Agreement with Aspire Capital, offset by $0.7 million in net repayments on borrowings under our SVB loan agreement. Net cash used in financing activities was $20,000 during the three months ended March 31, 2019.

Funding Requirements

At March 31, 2020, we had cash and cash equivalents totaling $14.1 million. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into early 2021, presuming our payment obligations under the 2018 Amended SVB Loan continue to follow the contractual maturity schedule. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. These uncertainties raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that the accompanying financial statements were issued.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our planned clinical trials;
•	the ability and willingness of our collaboration partners and licensees to continue clinical development of product candidates;
•	our ability to enter into and maintain our collaborations, including our collaborations with 3D Medicines and Alphamab, and I-Mab;
•	our ability to achieve, and our obligations to make, milestone payments under our collaboration and license agreements;
•	the outcome of our negotiations with I-Mab with respect to payments under the TJ004309 Agreement;
•	the costs and timing of procuring supplies of product candidates for clinical trials and regulatory submissions;

•	the scope, progress, results and costs of preclinical development, and clinical trials of product candidates;
•	the extent to which the COVID-19 pandemic delays our clinical development activities or those of our collaborators;
•	the costs, timing and outcome of regulatory review of product candidates;
•	the revenue, if any, received from commercial sales of product candidates for which we or any of our partners, including I-Mab, may receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidates for which we receive marketing approval and do not partner for commercialization; and

•	the extent to which we acquire or in-license other products and technologies.

Until we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and licensing arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans or programs which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

Contractual Obligations and Commitments

Our contractual obligations and commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020. There have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the applicable rules of the Securities and Exchange Commission (SEC).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At March 31, 2020, our cash and cash equivalents consisted of cash and money market funds. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our long-term debt bears interest at a fixed rate.

Foreign Currency Exchange Risk

We incur expenses for patients enrolled in our clinical studies and for the manufacture of clinical trial materials outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, primarily Pounds Sterling and Euros. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. However, to date, these fluctuations have not been significant. Based on our purchase commitments for our 2020 fiscal year, a movement of 1% in the U.S. dollar to Pounds Sterling and U.S. dollar to Euros exchange rates would not have a material effect on our results of operations or financial condition.

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

Based on our management’s evaluation (with the participation of our President and Chief Executive Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our President and Chief Executive Officer has concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2020, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, together with the other information contained in this Quarterly Report and in our other public filings with the SEC. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $22.7 million and $35.0 million for the years ended December 31, 2019 and 2018, respectively. At March 31, 2020, we had an accumulated deficit of $166.4 million.

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

We will require substantial additional financing to achieve our goals, and failure to obtain additional financing when needed could force us to delay, limit, reduce or terminate our drug development efforts. There is substantial doubt as to our ability to continue as a going concern.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our current level of research and development expenses to remain relatively constant as we expect to initiate a registration enabling study of envafolimab in UPS in the second half of 2020.

At March 31, 2020, we had cash and cash equivalents totaling $14.1 million. Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements into early 2021, presuming our payment obligations under the 2018 Amended SVB Loan continue to follow the contractual maturity schedule. We will need additional funding to complete the development and commercialization of product candidates, including envafolimab. In addition, in 2016 we licensed TRC253 from Janssen Pharmaceutica N.V., or Janssen, and are subject to obligations to use commercially reasonable efforts to develop and commercialize TRC253. To the extent we are unable to establish a further collaboration for development of TRC253 in China, we may be required to spend additional funds ourselves to develop TRC253 or return the program to Janssen. In November 2018, we entered into separate collaboration and clinical trial agreements with I-Mab for the development of multiple immuno-oncology programs. Under the agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations.  We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches. As more fully discussed in Note 1 to the condensed consolidated financial statements included in this report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of one year following the date that these financial statements were issued.

Regardless of our expectations, changing circumstances beyond our control, including the COVID-19 pandemic, may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties or we could encounter difficulties obtaining clinical trial material that could increase our development costs more than we expect. In any event, we will require additional capital prior to completing clinical development, filing for regulatory approval, or commercializing any product candidates.

In September 2018, we entered into a Capital on DemandTM Sales Agreement, or the JonesTrading Agreement, as amended in February 2019, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we could sell from time to time, at our option, up to an aggregate of $11.6 million of shares of our common stock through JonesTrading, as sales agent, subject to limitations on the amount of securities we may sell under our effective registration statement on Form S-3 within any 12 month period. In October 2019, as amended in April 2020, we entered into a Common Stock Purchase Agreement, or the 2019 Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time. As of the date of this report, we have sold approximately $5.3 million under the JonesTrading Agreement and we have sold $0.8 million under the 2019 Purchase Agreement with Aspire Capital. While the JonesTrading Agreement and 2019 Purchase Agreement provide us with additional options to raise capital through sales of our common stock, there can be no guarantee that we will be able to sell shares under either agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the JonesTrading Agreement from time to time, and while Aspire Capital is obligated to purchase shares of our common stock under the 2019 Purchase Agreement, the obligation is subject to our satisfaction of various conditions which we may not be able to meet in the future. If sales are made under either the JonesTrading Agreement or the 2019 Purchase Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or commercialization of product candidates or otherwise significantly curtail, or cease, operations. If we are unable to pursue or are forced to delay our planned drug development efforts due to lack of financing, it would have a material adverse effect on our business, operating results and prospects.

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

Our plan to develop envafolimab in combination with ipilimumab exposes us to additional risks.

We intend to develop envafolimab in combination with ipilimumab and may in the future develop envafolimab or other product candidates in combination with other approved therapies or therapies in development. Patients may not be able to tolerate envafolimab or any of our other product candidates in combination with ipilimumab or other therapies or dosing of envafolimab in combination with ipilimumab or other therapies may have unexpected consequences. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

Additionally, if the third-party providers of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and prospects.

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.*

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Even if product candidates demonstrate favorable results in ongoing or planned Phase 1 and 2 clinical trials, many product candidates fail to show desired safety and efficacy traits in late-stage clinical trials despite having progressed through earlier trials. In addition to the potential lack of safety or efficacy of product candidates, clinical trial failures may result from a multitude of factors including flaws in trial design, manufacture of clinical trial material, dose selection and patient enrollment criteria, or differences in determination of progression events by investigators compared to central radiographic reviewers. With respect to envafolimab, while results of trials conducted by others outside of the United States have been promising, they may not be predictive of results in U.S. trials due to differences in study design, target indications, patient populations, availability of alternative treatments and other factors. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. If patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disputed due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

In addition, the COVID-19 pandemic has impacted clinical trials broadly, including our own with some sites pausing enrollment or not completing all assessments specified in the protocol, and some patients choosing not to enroll or continue participating in ongoing trials. We and our collaborators may continue to experience delays in site initiation and patient enrollment, failures to comply with study protocols, delays in the manufacture of product candidates for clinical testing and other difficulties in starting or competing our clinical trials due to the COVID-19 pandemic.

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

Phase 1 or Phase 2 clinical trials of TRC102 conducted to date have generated AEs related to the study drug, some of which have been serious. The most common AE identified in our clinical trials of TRC102 has been anemia. The most common AE identified in the Phase 1/2 trial of TRC253 was QTcF prolongation. There can be no assurance that adverse events associated with product candidates will not be observed. As is typical in drug development, we have a program of ongoing toxicology studies in animals for clinical stage product candidates and cannot provide assurance that the findings from such studies or any ongoing or future clinical trials will not adversely affect our clinical development activities.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could negatively impact our business.*

The ability of the FDA to review and approve proposed clinical trials or new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We have requested orphan drug designation for envafolimab for the treatment of soft tissue sarcoma and may seek orphan drug designations for other product candidates and indications. The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years. We cannot guarantee that we will be able to receive orphan drug status from the FDA for any product candidates or indications. If we are unable to secure orphan drug designation for product candidates or indications, our regulatory and commercial prospects may be negatively impacted.

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

Risks Related to Our Reliance on Third Parties

We and our partners rely on third party manufacturers to make product candidates, and any failure by a third party manufacturer may delay or impair our ability to complete clinical trials or commercialize our product candidates.*

Manufacturing drugs and biologics is complicated and is tightly regulated by regulatory authorities, including the FDA and foreign equivalents. We currently rely on third party manufacturers to supply us with drug substance for preclinical and clinical trials. Moreover, the market for contract manufacturing services for drug products is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If our need for contract manufacturing services increases during a period of industry-wide tight capacity, we may not be able to access the required capacity on a timely basis or on commercially viable terms, which could result in delays in initiating or completing clinical trials or our ability to apply for or receive regulatory approvals.

We rely on other third parties for drug substance and to perform additional steps in the manufacturing process, including filling into vials, shipping and storage.  For our clinical stage pipeline programs, there can be no guarantee that lack of clinical supplies will not force us or our partners to delay or terminate any ongoing or planned clinical trials.

We expect to continue to rely on third party manufacturers for any drug required for commercial supply and do not intend to build our own manufacturing capability. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities is costly, time consuming and subject to potential difficulties and delays.

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

Our ability to realize value from any product candidates developed under our agreements with I-Mab will depend in part on I-Mab’s activities and willingness to fund future development.*

Pursuant to the terms of our strategic collaboration and clinical trial agreements with I-Mab, we are largely responsible for clinical development activities and I-Mab is responsible for pre-clinical development and manufacturing activities. Consequently, our ability to realize value or generate any revenues from the development of product candidates in collaboration with I-Mab will depend in part of I-Mab’s willingness and ability to successfully complete pre-clinical development and manufacturing activities, in addition to funding agreed-upon portions of the costs of clinical development.  We have limited control over the amount and timing of resources that I-Mab will dedicate to its respective efforts, and have limited rights in the event that I-Mab determines to cease development or manufacturing activities or funding for any product candidate under the collaboration.  We could also encounter disagreements with I-Mab over the timing and scope of development or manufacturing of any product candidates or payments owed under the collaboration or which, if any, bispecific antibody product candidates are selected for development.  For example, in March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (“KG Bio”), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. In March 2020, we also learned that I-Mab entered into two license and collaboration agreements with ABL Bio in July 2018 (the “ABL Bio License 1” and “ABL Bio License 2”). Under the ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a bispecific antibody (the “BsAb”) using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breaches of the TJ004309 and Bispecific Agreements we signed with I-Mab in November 2018. As of the date of this filing, these disputes have not been resolved. We believe that based on these transactions, we may be entitled to receive a payment under the TJ004309 Agreement, although I-Mab has disputed that any payment is due. We cannot currently estimate the likelihood of the outcome of the dispute under the TJ004309 Agreement or the Bispecific Agreement.  Until these discussions are complete, we may be unable to provide a timeline as to when or if we will file an IND for a bispecific antibody under the Bispecific Agreement. Furthermore, our ability to license certain bispecific product candidates from I-Mab may be more limited than we previously believed due to I-Mab’s potential separate license with a third party that preceded our license with I-Mab.

We may not be successful in establishing and maintaining additional collaborations, which could adversely affect our ability to develop and commercialize our existing product candidates or to leverage our clinical development capabilities.

A part of our strategy is to strategically evaluate and, as deemed appropriate, enter into additional licensing and collaboration agreements, including potentially with major biotechnology or pharmaceutical companies. In particular, we are actively seeking additional corporate partnerships in which we would share in the cost and risk of clinical development and commercialization of innovative product candidates of third parties.  In addition, our strategy with respect to TRC253 is to identify a collaboration partner that would lead the development of TRC253 in China, and our ability to advance TRC253’s development will be impaired if we are unable to identify such a partner or enter into a license agreement on acceptable terms. We face significant competition in seeking appropriate partners, and the negotiation process is time-consuming and complex. In order for us to successfully partner our product candidates, potential partners must view these product candidates as having the requisite potential to demonstrate safety and efficacy and as being economically valuable in light of the terms that we are seeking and other available products for licensing by other companies. With respect to additional partnerships whereby we would develop third party product candidates, we will need to identify promising product candidates where the owner of the development and commercial rights could benefit from our clinical development capabilities. Under our collaboration and clinical trial agreement with I-Mab for TJ004309, we are prohibited from developing other biologic product candidates targeting the same indications for which TJ004309 is being developed, which increases our reliance on the success of I-Mab’s activities with respect to TJ004309 and could limit our ability to collaborate with others with respect to biologic product candidates in certain indications. Even if we are successful in our efforts to establish new collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any inability or delay in entering into new collaboration agreements related to our product candidates, in particular in foreign countries where we do not have and do not intend to establish significant capabilities, could delay the development and commercialization of our product candidates and reduce their market potential.  If we are unable to enter into additional collaborations that leverage our clinical development capabilities, we may be forced to reduce these capabilities, which could lower the value of our company and make it less likely that third parties will seek to collaborate with us to develop their product candidates.

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

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively.*

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

As of March 31, 2020, we own eleven (11) U.S. Patents, three (3) pending U.S. patent applications, fifty-three (53) issued non-U.S patents and twenty-one (21) pending non-U.S. patent applications relating to “Antifolate Agent Combinations in the Treatment Of Cancer,” “Humanized Endoglin Antibodies,” “Potentiation of Anti-Cancer Activity Through Combination Therapy with BER Pathway Inhibitors,” “Antibody Formulations and Uses Thereof,” and “Anti-Endoglin Antibodies and Uses Thereof”.

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of March 31, 2020, we are the exclusive licensee of one (1) pending U.S. patent applications, sixteen (16) issued non-U.S patents and two (2) pending non-U.S. patent applications relating to “Anti-Endoglin Monoclonal Antibodies and their use in Antiangiogenic Therapy,” “Method For Increasing the Efficacy of Anti-Tumor Agents by Anti-Endoglin Antibody,” and “Combination Therapy of Cancer with Anti-Endoglin Antibodies and Anti-VEGF Agents.” We are also the exclusive licensee of two (2) issued U.S. patents, forty-three (43) issued non-U.S. patents, one (1) pending U.S. patent application, and thirty-nine (39) pending non-U.S. applications related to TRC253. Specific to the development of TJ004309 in North America, we hold a non-exclusive license from I-Mab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering any pharmaceutical composition or preparation comprising or containing TJ004309. Specific to the development of envafolimab for the treatment of soft tissue sarcoma in North America, we hold an exclusive license from 3D Medicines and Alphamab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering envafolimab. We also hold a non-exclusive license for the conduct of clinical trials in the European Union in support of the development of envafolimab for the treatment of soft tissue sarcoma in North America.

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

Third party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in the United States. There remain judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, the current U.S. President has signed two Executive Orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA.  Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA.  For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (Tax Act) includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

As of December 31, 2019, we had federal and California net operating loss carryforwards, or NOLs, of approximately $137.1 million and $117.7 million, respectively, which expire in various years beginning in 2030, if not utilized. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Ace (CARES Act), federal NOLs generated in tax years beginning after 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after 2020 is limited to 80% of taxable income. As of December 31, 2019, we had federal and California research and development and Orphan Drug tax credit carryforwards of approximately $10.0 million and $2.3 million, respectively. The federal research and development and Orphan Drug tax credit carryforwards expire in various years beginning in 2031, if not utilized. The California research and development credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an

“ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

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

The COVID-19 pandemic could continue to adversely impact our business, including our clinical trials, supply chain and business development activities.*

In December 2019, COVID-19, a novel strain of coronavirus, was first reported in Wuhan, China and has since become a global pandemic. The President of the United States declared the COVID-19 pandemic a national emergency and many states and municipalities in the Unites States have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. As a result of the California state order, almost all of our employees are currently telecommuting, which has impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 may negatively impact productivity and slow down or delay our ongoing and future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain. In addition, travel restrictions and shutdowns in business operations as a result of the pandemic have limited our ability to pursue our business development strategy with respect to China-based biopharmaceutical companies seeking U.S. drug development expertise. In the event that government authorities were to enhance current restrictions, our employees who currently are not telecommuting may no longer be able to access our facilities, and our operations may be further limited or curtailed.

As COVID-19 continues to spread, we may experience ongoing disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•

changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; and

•	refusal of the FDA to accept data from clinical trials in affected geographies.

These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, some of our clinical trial sites have started to slow down or stop further enrollment of new patients in clinical trials, denied access to site monitors and otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. Our ongoing or planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies. We and our CROs have also made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA on March 18, 2020 and updated on April 2, 2020, and may need to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our product candidates. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to the COVID-19 pandemic, our ability to continue meeting clinical supply demand for our product candidates or otherwise advancing development of our product candidates may become impaired.

The spread of COVID-19 and actions taken to reduce its spread may also materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position. In addition, the trading prices for other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms.

COVID-19 and actions taken to reduce its spread continue to rapidly evolve. The extent to which COVID-19 may impede the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Other business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*

Our operations, and those of our contractors, consultants and collaborators, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. To the extent our collaborators are unable to comply with their obligations under our agreements with them or they are otherwise unable to complete or are delayed in completing development activities due to business disruptions, our ability to advance development in the United States may become impaired.  In addition, NCI may be affected by government shutdowns in the United States or withdrawn funding, which may lead to suspension or termination of ongoing NCI-sponsored clinical development of our product candidates. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. In addition, our ability and the ability of our partners to obtain clinical supplies of product candidates could be disrupted if the operations of our third party manufacturers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters are located in San Diego, California near major earthquake faults and fire zones. The ultimate impact on us and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

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

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.*

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Quarterly Report and our other periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (which is fiscal year 2020), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below is information regarding securities issued by us during the three months ended March 31, 2020 that were not registered under the Securities Act of 1933, as amended, or Securities Act. Also included is the information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

On March 24, 2020, in connection with a certain consulting agreement, we issued 100,000 shares of common stock to the consultant valued at $126,000 at an issuance price of $1.26 per share. No underwriters were involved in the foregoing issuance of securities. The securities described above were issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The purchaser in this transaction represented to us in connection with its purchase that it was acquiring the securities for investment and not for distribution and that it could bear the risks of the investment.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.3(1)	Amended and Restated Bylaws.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
4.3(3)	Investor Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.
4.4(3)	Stock Purchase Agreement by and between the Registrant and Johnson & Johnson-JJDC, Inc. dated September 27, 2016.
4.5(4)	Registration Rights Agreement, dated October 18, 2019, by and between the Registrant and Aspire Capital Fund, LLC.
4.6(5)	Securities Purchase Agreement, dated March 22, 2018, among TRACON Pharmaceuticals, Inc. and the purchasers listed on Exhibit A thereto.
4.7(5)	Form of Pre-Funded Warrant dated March 27, 2018.
4.8(5)	Form of Common Warrant dated March 27, 2018.
10.1(7)	TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended January 31, 2020.
10.2(7)	TRACON Pharmaceuticals, Inc. Bonus Plan, as amended January 28, 2020.
10.3(7)	Employment Agreement by and between the Registrant and Scott Brown, dated January 28, 2020.
10.4(8)	Deferral agreement to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated April 10, 2020.
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 21, 2019.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 9, 2018.
(6)	Incorporated by reference to TRACON Pharmaceuticals, Inc.’s Current Report on Form 8-K, filed with the SEC on November 6, 2019.

(7)	Incorporated by reference to TRACON Pharmaceuticals, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 28, 2020.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 15, 2020.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: May 13, 2020	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer and principal financial officer)