Form 10-Q
period 2020-06-30
Tracon Pharmaceuticals, Inc.
filed 2020-08-05
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

The number of outstanding shares of the registrant’s common stock as of July 31, 2020 was 8,498,702.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,453	$16,412
Prepaid and other assets	503	848
Total current assets	14,956	17,260
Property and equipment, net	16	23
Other assets	678	838
Total assets	$15,650	$18,121
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,583	$7,875
Accrued compensation and related expenses	906	1,355
Long-term debt, current portion	1,746	2,604
Total current liabilities	9,235	11,834
Other long-term liabilities	651	850
Long-term debt, less current portion	2,761	2,739
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at June 30, 2020 and December 31, 2019; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 20,000,000 at June 30, 2020 and December 31, 2019; issued and outstanding shares — 7,773,815 and 4,051,187 at June 30, 2020 and December 31, 2019, respectively	8	4
Additional paid-in capital	173,801	165,028
Accumulated deficit	(170,806)	(162,334)
Total stockholders’ equity	3,003	2,698
Total liabilities and stockholders’ equity	$15,650	$18,121

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$2,218	$4,347	$4,216	$9,561
General and administrative	2,096	1,893	3,982	3,842
Total operating expenses	4,314	6,240	8,198	13,403
Loss from operations	(4,314)	(6,240)	(8,198)	(13,403)
Other expense:
Interest expense, net	(138)	(87)	(271)	(133)
Other income (expense), net	1	1	(3)	(3)
Total other expense	(137)	(86)	(274)	(136)
Net loss	$(4,451)	$(6,326)	$(8,472)	$(13,539)

Net loss per share, basic and diluted	$(0.70)	$(2.11)	$(1.47)	$(4.53)
Weighted-average shares outstanding, basic and diluted	6,385,562	2,992,936	5,778,456	2,991,079

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	4,051,187	$4	$165,028	$(162,334)	$2,698
Issuance of common stock under equity plans	2,078	—	(6)	—	(6)
Stock-based compensation expense	—	—	267	—	267
Issuances of common stock, net of offering costs	1,344,673	1	3,719	—	3,720
Issuance of common stock in exchange for services	100,000	—	126	—	126
Net loss	—	—	—	(4,021)	(4,021)
Balance at March 31, 2020	5,497,938	5	169,134	(166,355)	2,784
Issuance of common stock under equity plans	2,450	—	5	—	5
Stock-based compensation expense	—	—	263	—	263
Issuances of common stock, net of offering costs	2,273,427	3	4,399	—	4,402
Net loss	—	—	—	(4,451)	(4,451)
Balance at June 30, 2020	7,773,815	$8	$173,801	$(170,806)	$3,003

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	2,987,182	$3	$161,099	$(139,660)	$21,442
Issuance of common stock under equity plans	2,738	—	(20)	—	(20)
Stock-based compensation expense	—	—	596	—	596
Net loss	—	—	—	(7,213)	(7,213)
Balance at March 31, 2019	2,989,920	3	161,675	(146,873)	14,805
Issuance of common stock under equity plans	3,873	—	24	—	24
Stock-based compensation expense	—	—	416	—	416
Net loss	—	—	—	(6,326)	(6,326)
Balance at June 30, 2019	2,993,793	$3	$162,115	$(153,199)	$8,919

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(8,472)	$(13,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	530	1,012
Common stock issued for services	95	—
Depreciation and amortization	7	13
Noncash interest	72	123
Amortization of debt discount	25	43
Amortization of premium/discount on short-term investments	—	(52)
Lease asset amortization and liability accretion, net	(9)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	376	905
Accounts payable and accrued expenses	(1,322)	(802)
Accrued compensation and related expenses	(449)	(527)
Net cash used in operating activities	(9,147)	(12,824)
Cash flows from investing activities
Purchases of available-for-sale short-term investments	—	(4,980)
Proceeds from the maturity of available-for-sale short-term investments	—	19,000
Net cash provided by investing activities	—	14,020
Cash flows from financing activities
Repayment of long-term debt	(933)	—
Proceeds from sale of common stock, net of offering costs	8,122	—
Proceeds from issuance of common stock under equity plans	5	24
Payment of tax withholdings related to net share settlements of vested restricted stock awards	(6)	(20)
Net cash provided by financing activities	7,188	4
Change in cash and cash equivalents	(1,959)	1,200
Cash and cash equivalents at beginning of period	16,412	25,136
Cash and cash equivalents at end of period	$14,453	$26,336

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

Basis of Presentation

As of June 30, 2020, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of June 30, 2020, the Company had an accumulated deficit of $170.8 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At June 30, 2020, the Company had cash and cash equivalents of $14.5 million. Based on the Company’s current business plan, management believes that there is substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they become due within one year from the date these financial statements are issued. The Company’s ability to execute its operating plan through the second quarter of 2021 and beyond depends on its ability to obtain additional funding through equity offerings, debt financings, or potential licensing and collaboration arrangements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through its existing cash and cash equivalents, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements. In addition, the Company may fund its losses from operations through the common stock purchase agreement the Company entered into with Aspire Capital Fund, LLC (Aspire Capital) in October 2019, as amended in April 2020, for the purchase of up to $15.0 million of the Company’s common stock over the 30 month period of the purchase agreement, $11.7 million of which remained available for sale as of June 30, 2020 and/or the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading Institutional Services LLC (JonesTrading) in September 2018, as amended in February 2019, pursuant to which the Company could sell, at its option, up to an aggregate of $11.6 million of the Company’s common stock, $4.2 million of which remained available for sale as of June 30, 2020, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans, which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, included in its Annual Report on Form 10-K filed with the SEC on February 28, 2020.

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

The Company has experienced temporary closures of its offices in light of state and local orders and most of its employees continue to work remotely.  In addition, the Company’s employees have not been able to conduct normal business travel, in particular as part of business development activities or in-person monitoring of clinical trial sites. Potential further impacts to the Company’s business include, but are not limited to, additional closures of its facilities or those of its vendors, continued disruptions or restrictions on its employees’ ability to travel, disruptions to or delays in ongoing clinical trials, third-party manufacturing supply and other operations, the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, interruptions or delays in the operations of the U.S. Food and Drug Administration or other regulatory authorities, and the Company’s ability to raise capital and conduct business development activities.

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

Revenue Recognition

To date, substantially all of the Company’s revenue has been derived from its prior license agreements with Santen Pharmaceuticals Co. Ltd. (Santen) and Ambrx, Inc. (Ambrx) as described in Note 6. The terms of these arrangements included payments to the Company for the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products.  In accordance with ASU 2014-09, the Company performs the following five steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of these agreements: (i) identification of the contract(s) with a customer; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation.  The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer. Once a contract is determined to be within the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers, at contract inception, the Company assesses the goods or services promised within the contract to determine those that are performance obligations and assesses whether each promised good is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites, CROs, and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the six months ended June 30, 2020 and 2019, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

June 30,
	2020	2019

Warrants to purchase common stock	1,561,903	1,561,903
Common stock options and restricted stock units	658,404	436,845
ESPP shares	809	383
	2,221,116	1,999,131

2.	Short-Term Investments, Cash Equivalents and Fair Value Measurements

The Company classifies all investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. At June 30, 2020 and December 31, 2019, the Company had no short-term investments and no such impairment charges were recorded for any period presented.

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

3.	Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Long-term debt	$4,667	$5,600
Less debt discount, net of current portion	(39)	(61)
Long-term debt, net of debt discount	4,628	5,539
Less current portion of long-term debt	(1,867)	(2,800)
Long-term debt, net of current portion	$2,761	$2,739
Current portion of long-term debt	$1,867	$2,800
Current portion of debt discount	(121)	(196)
Current portion of long-term debt, net	$1,746	$2,604

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

The 2018 Amended SVB Loan is collateralized by substantially all of the Company’s assets, other than the Company’s intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the 2018 Amended SVB Loan. As of June 30, 2020, the Company was in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

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

At June 30, 2020, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841		$108.60
November 14, 2023 through June 4, 2024	3,874		$77.40
January 25, 2024	4,669		$51.40
May 3, 2025	5,363		$26.10
	15,747

Future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment after execution of the Deferral Agreement in April 2020, are as follows (in thousands):

Remaining 2020	$678
2021	3,066
2022	1,717
5,461
Less interest and final payment	(794)
Long-term debt	$4,667

4.	Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At June 30, 2020, potential future milestone payments under these agreements, including future milestone payments associated with TRC253 acquired from Janssen Pharmaceutica N.V. (Janssen) as discussed in Note 6, totaled an aggregate of approximately $66.0 million.

5.	Stockholders’ Equity

Sales of Common Stock

In October 2019, as amended in April 2020, the Company entered into a Common Stock Purchase Agreement (the 2019 Purchase Agreement) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock solely at the Company’s request from time to time during a 30 month period and at prices based on the market price at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, the Company issued 142,658 shares of its common stock to Aspire Capital. As of June 30, 2020 and the date of this report, the Company had sold an aggregate 1.5 million and 2.9 million, respectively, shares of common stock under the 2019 Purchase Agreement with Aspire Capital for gross proceeds of $3.3 million and $5.9 million, respectively.

At-The-Market Issuance Sales Agreement

In September 2018, as amended in February 2019, the Company entered into the Sales Agreement with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $11.6 million of the Company’s shares of its common stock through JonesTrading, as sales agent, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period.  The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement. As of June 30, 2020, the Company had sold an aggregate 3.0 million shares of common stock through the Sales Agreement with JonesTrading for gross proceeds of $7.3 million and $4.2 million of common stock remained available for sale under the Sales Agreement.

Equity Plan Activity

During the three and six months ended June 30, 2020, the Company issued no shares of common stock upon the exercise of outstanding stock options. During the three and six months ended June 30, 2020, the Company issued no and 2,078 shares of common stock, respectively, upon the vesting of restricted stock units. The Company withheld 1,442 shares of common stock on the vesting date of certain restricted stock units to settle the employees’ minimum statutory tax obligations for income and other related employment taxes, the payment of which is reported as a financing activity in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2020. During the three and six months ended June 30, 2020, the Company issued 2,450 shares of common stock in connection with the employee stock purchase plan. During the year ended December 31, 2019, the Company issued no shares of common stock upon the exercise of outstanding stock options, 2,738 shares of common stock upon the vesting of restricted stock units, and 6,535 shares of common stock in connection with the employee stock purchase plan.

Common Stock Warrants

As of June 30, 2020, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841	$108.60
November 14, 2023 through June 4, 2024	3,874	77.40
January 25, 2024	4,669	51.40
March 27, 2024	1,369,602	27.00
March 27, 2025	176,554	0.10
May 3, 2025	5,363	26.10
	1,561,903

During the three and six months ended June 30, 2020 and the year ended December 31, 2019, no warrants were exercised.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.4%	1.9%	1.2%	2.6%
Expected volatility	88%	87%	86%	81%
Expected term (in years)	5.8	5.5	6.2	6.2
Expected dividend yield	—%	—%	—%	—%

 Stock compensation expense for the employee stock purchase plan was immaterial for the three and six months ended June 30, 2020 and 2019.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$105	$205	$212	$521
General and administrative	158	211	318	491
	$263	$416	$530	$1,012

6.	Collaborations

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

Pursuant to the Envafolimab Collaboration Agreement, the Company was granted an exclusive license to develop and commercialize envafolimab for the treatment of sarcoma in North America.  The Company is responsible for conducting, and will bear the costs of Phase 1, Phase 2, and Phase 3 or post-approval clinical trials in North America for envafolimab in the indications of refractory and first line treatment of soft tissue sarcoma. 3D Medicines and Alphamab are responsible for conducting, and will bear the costs of, investigational new drug (IND)-enabling studies (other than those specific to the sarcoma indication) and the preparation of chemistry, manufacturing and controls (CMC) activities sections of an IND application for envafolimab. 3D Medicines and Alphamab have agreed to manufacture and supply, or to arrange for a third party manufacturer to manufacture and supply, envafolimab to the Company at pre-negotiated prices that vary based on clinical or commercial use. 3D Medicines and Alphamab retained the right to develop envafolimab in all territories outside of North America as well as within North America for all indications other than soft tissue sarcoma.

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

If the Company has the responsibility for commercialization under the Envafolimab Collaboration Agreement, the Company will owe 3D Medicines and Alphamab tiered double digit royalties on net sales of envafolimab for sarcoma in North America ranging from the teens to mid-double digits.  If 3D Medicines and Alphamab have responsibility for commercialization under the Envafolimab Collaboration Agreement, the Company will be entitled to (a) escalating double digit royalties on net sales of envafolimab for sarcoma in North America ranging from the teens to mid-double digits if the Company has chosen to not co-market envafolimab in sarcoma or (b) a 50% royalty on net sales of envafolimab for sarcoma in North America if the Company has chosen to co-market envafolimab in sarcoma.  Payment obligations under the Envafolimab Collaboration Agreement continue on a country-by-country basis until the last to expire licensed patent covering envafolimab expires.

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

In the event that I-Mab out-licenses the rights to TJ004309 to a third party, the Company would be entitled to receive escalating portions of royalty and non-royalty consideration received by I-Mab with respect to certain territories outside of Greater China. In the event that I-Mab commercializes TJ004309, the Company would be entitled to receive a royalty percentage on net sales by I-Mab in North America ranging from the mid-single digits to low double digits, and in the EU and Japan in the mid-single digits.  The portions of certain third party royalty and non-royalty consideration and the royalty from net sales by I-Mab to which the Company would be entitled will escalate based on the phase of development and relevant clinical trial obligations the Company completes under the TJ004309 Agreement, ranging from a high-single digit to a mid-teen percentage of non-royalty consideration as well as a double digit percentage of royalty consideration. In March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. On April 8, 2020, the Company issued a notice of dispute to I-Mab as the Company believes it may be entitled to receive a payment under the TJ004309 agreement, although I-Mab has disputed that any payment is due. The Company cannot currently estimate the likely outcome of the dispute under the TJ004309 agreement.

The TJ004309 Agreement may be terminated by either party in the event of an uncured material breach by the other party, bankruptcy of the other party, or for safety reasons related to TJ004309.  I-Mab may also terminate the TJ004309 Agreement if the Company causes certain delays in completing a Phase 1 clinical trial. In addition, I-Mab may terminate the TJ004309 Agreement for any reason within 90 days following the completion of the first Phase 1 clinical study, in which case the Company would be entitled to a minimum termination fee of $9.0 million, or following the completion of the first Phase 2 clinical study, in which case the Company would be entitled to a pre-specified termination fee of $15.0 million and either a low double-digit percentage of non-royalty consideration up to $35.0 million that I-Mab may receive as part of a license to a third party, or an additional payment of $35.0 million if TJ004309 is approved for marketing outside Greater China before a third party license is executed, in addition to a double digit percentage of royalty consideration.

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

In March 2020, the Company learned that I-Mab entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a bispecific antibody (the BsAb) using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary bispecific antibody technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, the

Company issued a notice of dispute regarding possible breach of the Bispecific Agreement related to I-Mab entering into ABL License 1 and ABL License 2. The Company cannot currently estimate the likely outcome of the dispute under the Bispecific Agreement. Until these discussions are complete, the Company may be unable to provide a timeline as to when or if it will file an IND for a bispecific antibody under the Bispecific Agreement.

Santen

In March 2014, the Company entered into a license agreement with Santen, under which the Company granted Santen an exclusive, worldwide license to certain patents, information and know-how related to carotuximab. Under the agreement, Santen was permitted to use, develop, manufacture and commercialize carotuximab products for ophthalmology indications, excluding systemic treatment of ocular tumors. Santen also had the right to grant sublicenses to affiliates and third party collaborators. In the event Santen sublicensed any of its rights under the agreement, Santen would have been obligated to pay the Company a portion of any upfront and certain milestone payments received under such sublicense.

Santen had sole responsibility for funding, developing, seeking regulatory approval for and commercializing carotuximab products in the field of ophthalmology. In the event that Santen failed to meet certain commercial diligence obligations, the Company would have had the option to co-promote carotuximab products in the field of ophthalmology in the United States with Santen. If the Company exercised this option, the Company would have been obligated to pay Santen a percentage of certain development expenses, and the Company would have received a percentage of profits from sales of the licensed products in the ophthalmology field in the United States, but would not also receive royalties on such sales.

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. In addition, the Company was eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million related to the initiation of certain development activities, $52.5 million related to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million related to commercialization activities and the achievement of specified levels of product sales. As of June 30, 2020 and December 31, 2019, two development milestones had been received totaling $10.0 million.  If carotuximab products were successfully commercialized in the field of ophthalmology, Santen would have been required to pay the Company tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen would be required to reimburse the Company for all royalties due by the Company under certain third party agreements with respect to the use, manufacture or commercialization of carotuximab products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties would have continued on a country-by-country basis through the later of the expiration of the Company’s patent rights applicable to the carotuximab products in a given country or 12 years after the first commercial sale of the first carotuximab product commercially launched in such country.

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

As of June 30, 2020, the transaction price included the $10.0 million upfront payment and the two development milestones received totaling $10.0 million, all of which had been fully recognized as revenue at December 31, 2017.  The remaining $62.5 million of potential development and regulatory milestone payments were fully constrained as the achievement of the milestones was not considered probable, and therefore no amounts have been included in the transaction price for these remaining milestones.  In addition, in accordance with ASU 2014-09, any consideration related to the commercialization and sales-based milestones (including royalties) will be recognized when the related sales occur and have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

 No revenue was recognized related to this agreement for the three and six months ended June 30, 2020 and 2019.

In March 2020, Santen announced the discontinuation of development of DE-122, and in June 2020 terminated the agreement. No further revenue will be recognized in connection with this agreement as Santen has terminated the DE-122 program.

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

With respect to the AR Mutant Program, the License and Option Agreement, as amended, provided Janssen with an option, which was exercisable until 90 days after the Company demonstrated clinical proof of concept of TRC253, to regain the rights to the licensed intellectual property and to obtain an exclusive license to commercialize the compounds and certain other specified intellectual property developed under the AR Mutant Program. In April 2020, Janssen notified the Company that it would not regain the rights to TRC253, and therefore the Company now retains worldwide development and commercialization rights to the AR Mutant Program, and is obligated to pay to Janssen (x) development and regulatory based milestone payments totaling up to $45.0 million upon achievement of specified events, and (y) royalties in the low single digits based on annual net sales of AR Mutant Program products, subject to certain specified reductions.

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

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by subcutaneous injection for the treatment of soft tissue sarcoma in North America. We intend to initiate a potentially registration-enabling pivotal study of envafolimab in the sarcoma subtypes of undifferentiated pleomorphic sarcoma (UPS) and myxofibrosarcoma (MFS), called the ENVASARC trial, in the second half of 2020.  On May 8, the U.S. Food and Drug Administration (FDA) agreed with the design and primary endpoint of objective response rate (ORR) of the ENVASARC trial during a PDUFA Type B meeting. The trial will include one cohort of approximately 80 patients who will receive single agent treatment with envafolimab and a second cohort of approximately 80 patients who will receive envafolimab in combination with Yervoy® (ipilimumab), a checkpoint inhibitor marketed by Bristol-Myers Squibb (BMS), with the primary endpoint in each of the cohorts being ORR.  Achieving the primary endpoint of ORR could be the basis for accelerated approval of envafolimab by the FDA as a single agent and/or in combination with Yervoy. The trial will provide at least 86% power to demonstrate the primary endpoint of ORR is greater than 5% in each cohort, which is greater than the 4% ORR of Votrient® (pazopanib) reported in soft tissue sarcoma in its package insert. Votrient is the only approved treatment for refractory soft tissue sarcoma, which includes UPS and MFS. Nine or more objective responses among the 80 patients expected to enroll in cohort A or cohort B would be sufficient to demonstrate envafolimab or envafolimab combined with Yervoy, respectively, have an ORR that is statistically superior to the 4% ORR reported for Votrient in soft tissue sarcoma in its package insert.

We estimate disclosing a summary of the independent data monitoring committee decisions following reviews of interim data in 2021, having a final response assessment in 2022, and, assuming positive data, submitting a biologics license application (BLA) for accelerated approval in 2023. Additionally, assuming positive data from the ENVASARC trial, we plan to initiate a trial in multiple soft tissue sarcoma subtypes, which could include biomarker directed enrollment, to expand the target patient population. In May 2020, we announced the presentation of positive clinical data for envafolimab at the 2020 American Society of Clinical Oncology (ASCO) Virtual Scientific Program by our partners 3D Medicines and Alphamab. The pivotal Phase 2 trial enrolled 103 patients with metastatic microsatellite instability-high or mismatch repair deficient (MSI-H/dMMR) colorectal (CRC), gastric cancer (GC) or other advanced solid tumors, in an open label format with efficacy endpoints, including the primary endpoint of confirmed ORR determined by independent central review. MSI-H/dMMR status was assessed centrally for CRC and GC and locally for other tumors. The trial was conducted at multiple clinical sites in China. The confirmed ORR in MSI-H/dMMR colorectal cancer patients treated with envafolimab who failed a fluoropyrimidine, oxaliplatin and irinotecan reported at ASCO 2020 was 28.2%, which was nearly identical to the 28% confirmed ORR reported in MSI-H/dMMR colorectal cancer patients who failed a fluoropyrimidine, oxaliplatin, and irinotecan in the Opdivo package insert and the 27.9% confirmed ORR reported for Keytruda in MSI-H/dMMR CRC patients who failed a fluoropyrimidine, oxaliplatin and irinotecan in cohort A of KEYNOTE-164, a Phase 2 trial of Keytruda in MSI-H/dMMR patients. The frequency of the immune related adverse events of colitis and pneumonitis was lower in patients treated with envafolimab than the frequency of colitis and pneumonitis reported in trials of other PD-1 or PD-L1 checkpoint inhibitors.

Our other clinical stage oncology product candidates include TRC102, which is a small molecule that is in Phase 1 and Phase 2 clinical development for the treatment of mesothelioma, lung cancer and solid tumors, TRC253, which is a Phase 3 ready small molecule for the treatment of metastatic castration-resistant prostate cancer that we licensed from Janssen Pharmaceutica N.V. (Janssen), and TJ004309, which is a CD73 antibody in Phase 1 clinical development for the treatment of solid tumors, that we licensed from I-Mab Biopharma (I-Mab) in November 2018.

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

In May 2020, positive data from multiple TRC102 clinical trials were presented at the 2020 ASCO Virtual Scientific Program.  Dr. Koczywas of City of Hope Medical Center presented Phase 1 data for TRC102 in combination with cisplatin and Alimta® (pemetrexed) in patients with advanced solid tumors, and Phase 2 data for TRC102 in combination with Alimta in patients with mesothelioma refractory to Alimta and platinum therapy. Notably two of 14 mesothelioma patients who progressed previously on Alimta had objective responses following treatment with Alimta and TRC102.  Multiple responses were also noted in the Phase 1 trial of Alimta, cisplatin and TRC102, with particular activity noted in parotid salivary gland tumors.  Dr. Biswas of Case Comprehensive Cancer Center presented Phase 1 data of TRC102 in combination with chemo-radiation for locally advanced non-squamous non-small cell lung cancer.  All 15 patients demonstrated an objective response, including three patients with a complete response to treatment.  The 100% ORR compares favorably to historical data of the same combination of chemoradiation without TRC102 in advanced lung cancer.  For example, the PROCLAIM clinical trial reported an ORR of 36% and the PACIFIC clinical trial reported an ORR of 51% in non-squamous non-small cell lung cancer patients treated with Alimta, cisplatin and thoracic radiation.  We are discussing further development of TRC102 in combination with chemotherapy and with chemoradiation with investigators at this time.

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

In the completed Phase 1/2 trial, TRC253 was dosed to 72 patients with metastatic castrate resistant prostate cancer who had progressed on prior treatment that included the androgen receptor (AR) inhibitors Xtandi or Erleada, including patients with the AR F877L mutation.  The recommended Phase 2 dose of 280 mg orally per day was well tolerated with QTc prolongation being the most common adverse event. The PSA response rate in 63 patients evaluable for efficacy, including patients with the AR F877L mutation, patients with an undisclosed point mutation of the AR or patients with another basis for resistance to Xtandi or Erleada, was 8%.  Seventeen of 63 patients (27%) had stable disease for more than five months (and for as long as 12 months).  TRC253 was expected to be commercially viable in the United States based on the AR F877L mutation being responsible for approximately 10% of cases of Xtandi or Erleada resistance.  However, the prevalence of the AR F877L mutation was much less common than expected at the time of initiation of Phase 1/2 trial, making commercialization of TRC253 in prostate cancer in the US untenable. TRC253, however, is as active as Xtandi in preclinical models of prostate cancer and has not been studied in patients without acquired resistance to Xtandi or Erleada. We believe TRC253 may be able to be developed in China, where standard of care therapies such as Xtandi and Erleada are not widely accessible to patients with prostate cancer and have initiated an out-licensing process to identify a corporate partner to develop and potentially commercialize TRC253 in China.

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

In March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. In March 2020, we also learned that I-Mab entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a bispecific antibody (the BsAb) using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breaches of the TJ004309 Agreement and the Bispecific Agreement. As of the date of this report, these disputes have not been resolved. We believe that based on these transactions, we may be entitled to receive payments under the TJ004309 Agreement, although I-Mab has disputed that any payment is due. We cannot currently estimate the likely outcome of the dispute under the TJ004309 Agreement or the Bispecific Agreement. Until these discussions are complete, we may be unable to provide a timeline as to when or if we will file an IND for a bispecific antibody under the Bispecific Agreement. Furthermore, our ability to license certain bispecific product candidates from I-Mab may be more limited than we previously believed due to I-Mab’s separate license with ABL Bio that preceded our license with I-Mab.

In March 2020, Santen Pharmaceutical Co., Ltd. (Santen) announced the discontinuation of development of DE-122 for the treatment of wet age-related macular degeneration following the review of top-line data from the recently completed Phase 2a AVANTE clinical study, and in June 2020 Santen terminated the DE-122 license. Top-line data indicated DE-122 did not improve visual acuity when combined with Lucentis as compared to single-agent Lucentis. Santen expects to present data at a scientific conference in 2020.

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

We utilize a product development platform that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups manage significant aspects of our clinical trials with internal resources. We use these internal resources to minimize the costs associated with utilizing contract research organizations, or CROs, to conduct clinical trials. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which expedites patient enrollment and improves the quality of patient data as compared to a CRO-managed model. We have leveraged this platform in all of our sponsored clinical trials. We have also leveraged our product development platform to diversify our product pipeline without payment of upfront license fees through license agreements with 3D Medicines and Alphamab, I-Mab, and Janssen. We continue to evaluate ex-U.S. companies who would benefit from a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise. We believe we will continue to be recognized as a preferred U.S. clinical development partner through a cost- and risk-sharing partnership structure, which may include U.S. commercialization.

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt under our credit facilities with Silicon Valley Bank (SVB). At June 30, 2020, we had cash and cash equivalents totaling $14.5 million.

We do not own or operate, nor do we expect to own or operate, facilitates for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $22.7 million and $35.0 million for the years ended December 31, 2019 and 2018, respectively. At June 30, 2020, we had an accumulated deficit of $170.8 million.

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

We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more product candidates, which we expect will take a number of years. If we obtain regulatory approval for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to raise substantial additional capital. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts, developments under our collaboration agreements, including whether and when we receive milestone and other potential payments, and the timing and nature of the regulatory approval process for product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources. Debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.  Further, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop product candidates.

Collaboration and License Agreements

Collaboration Agreement with 3D Medicines and Alphamab

In December 2019, we, 3D Medicines, and Alphamab entered into the Envafolimab Collaboration Agreement for the development of envafolimab, an investigational PD-L1 sdAb, or nanobody, administered by subcutaneous injection, for the treatment of soft tissue sarcoma in North America.

Pursuant to the Envafolimab Collaboration Agreement, we were granted an exclusive license to develop and commercialize envafolimab for the treatment of sarcoma in North America.  We are responsible for conducting and will bear the costs of any Phase 1, Phase 2, and Phase 3 or post-approval clinical trial in North America for envafolimab in the indications of refractory and first line treatment of soft tissue sarcoma. 3D Medicines and Alphamab are responsible for conducting and will bear the costs of investigational new drug (IND)-enabling studies (other than those specific to the sarcoma indication) and the preparation of chemical, manufacturing and controls (CMC) activities sections of an IND application for envafolimab. 3D Medicines and Alphamab have agreed to manufacture and supply, or to arrange for a third party manufacturer to manufacture and supply, envafolimab to us at pre-negotiated prices that vary based on clinical or commercial use. 3D Medicines and Alphamab retained the right to develop envafolimab in all territories outside of North America as well as within North America for all indications other than soft tissue sarcoma.

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

If we have the responsibility for commercialization under the Envafolimab Collaboration Agreement, we will owe 3D Medicines and Alphamab tiered double digit royalties on net sales of envafolimab for sarcoma in North America ranging from the teens to mid-

double digits.  If 3D Medicines and Alphamab have responsibility for commercialization under the Envafolimab Collaboration Agreement, we will be entitled to (a) tiered double digit royalties on net sales of envafolimab for sarcoma in North America ranging from the teens to mid-double digits if we have elected to not co-market envafolimab in sarcoma or (b) a 50% royalty on net sales of envafolimab for sarcoma in North America if we have chosen to co-market envafolimab in sarcoma.  Payment obligations under the Envafolimab Collaboration Agreement continue on a country-by-country basis until the last to expire licensed patent covering envafolimab expires.

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

In the event that I-Mab licenses rights to TJ004309 to a third party, we would be entitled to receive escalating portions of royalty and non-royalty consideration received by I-Mab with respect to territories outside of Greater China. In the event that I-Mab commercializes TJ004309, we would be entitled to receive a royalty on net sales by I-Mab in North America ranging from the mid-single digits to low double digits, and in the EU and Japan in the mid-single digits. The portions of certain third party royalty and non-royalty consideration and the royalty from net sales by I-Mab to which we would be entitled escalate based on the phase of development and relevant clinical trial obligations we complete under the TJ004309 Agreement, ranging from a high-single digit to a mid-teen percentage of non-royalty consideration as well as a double digit percentage of royalty consideration. In March 2020, I-Mab issued a press release announcing a strategic partnership with KG Bio, whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. On April 8, 2020, we issued a notice of dispute to I-Mab as we may be entitled to receive a payment under the TJ004309 agreement, although I-Mab has disputed that any payment is due. We cannot currently estimate the likely outcome of the dispute under the TJ004309 agreement.

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

In March 2020, we learned that I-Mab entered into two license and collaboration agreements with ABL Bio in July 2018. Under the ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize the BsAb using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breach of the Bispecific Agreement. We cannot currently estimate the likely outcome of the dispute under the Bispecific Agreement. Until these discussions are complete, we may be unable to provide a timeline as to when or if it will file an IND for a bispecific antibody under the Bispecific Agreement. Furthermore, our ability to license certain bispecific product candidates from I-Mab may be more limited than we previously believed due to I-Mab’s separate license with ABL Bio that preceded our license with I-Mab.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we were eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones. As of June 30, 2020, $10.0 million of the development milestones had been achieved and received in accordance with the agreement. In March 2020, Santen announced the discontinuation of further carotuximab development and in June 2020 Santen terminated the agreement.

Financial Operations Overview

Revenue

Our revenue to date has been derived from our March 2014 collaboration with Santen and our December 2017 collaboration with Ambrx. In February 2019, Ambrx notified us that it had elected to terminate its agreement with us, which became effective 90 days after the notice, and in June 2020 Santen elected to terminate its agreement with us.  The terms of these arrangements contained multiple promised goods and services.  The license agreements provided for the receipt of multiple types of payments, including a non-refundable upfront payment, payment for various technical and regulatory support, payments for delivery of drug substance and drug product, reimbursement of certain development costs, milestone payments, and royalties on net product sales. In accordance with our revenue recognition policy, we identified one performance obligation for all the promised goods or services under the agreements and recognized revenue for the fixed or determinable collaboration consideration on a straight-line basis over the estimated development period for the Santen license, and at a point in time for the Ambrx license.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing of any additional collaboration agreements and recognition of associated upfront and milestone payments, and the extent to which any of our products are approved and successfully commercialized by us or our partners. If we or our partners fail to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, our results of operations and our financial position could be adversely affected.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Third-party research and development expenses:
TRC105	$122	$1,942	$198	$4,006
TRC253	183	863	592	2,082
TRC102	35	21	56	43
TRC694		10	2	141
Envafolimab	163	—	236	—
TJ004309	387	50	674	114
Total third-party research and development expenses	890	2,886	1,758	6,386
Unallocated expenses	1,328	1,461	2,458	3,175
Total research and development expenses	$2,218	$4,347	$4,216	$9,561

Unallocated expenses consist primarily of our internal personnel related and facility costs.

We expect our current level of research and development expenses to remain relatively constant for the remainder of 2020 and increase in 2021 due to enrollment of the ENVASARC trial as we expect to initiate this registration enabling study of envafolimab in UPS/MFS in the second half of 2020.

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. As a result of the COVID-19 pandemic and actions taken to slow its spread, many clinical trial sites have temporarily suspended dosing of previously-enrolled patients and/or enrollment of new patients, and patients in clinical trials may choose to not enroll, not participate in follow-up clinical visits or drop out of trials as a precaution against, or as a result of, contracting COVID-19. These events have impacted our clinical trials and those of our collaborators and we cannot predict with certainty the extent to which the COVID-19 pandemic will ultimately delay our clinical trials or those of our collaborators or increase our expenses in completing clinical trials. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

The costs of clinical trials to us and the timing of such costs may vary significantly based on factors such as:

•	the extent to which costs for comparator drugs are borne by third parties;
•	per patient trial costs;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the duration and scope of impact of the COVID-19 pandemic;
•	the phase of development of the product candidate;
•	the efficacy and safety profile of the product candidate; and

•	the extent to which costs are borne by third parties such as NCI.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019	Change
	(in thousands)
Research and development expenses	$2,218	$4,347	$(2,129)
General and administrative expenses	2,096	1,893	203
Other expense	(137)	(86)	(51)

Research and development expenses.  Research and development expenses were $2.2 million and $4.3 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of $2.1 million was primarily due to the termination of carotuximab development in oncology and lower manufacturing expenses for TRC253.

General and administrative expenses.  General and administrative expenses were $2.1 million and $1.9 million for the three months ended June 30, 2020 and 2019, respectively.

Other expense.  Other expense was $0.1 million for the three months ended June 30, 2020 and 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019	Change
	(in thousands)
Research and development expenses	4,216	9,561	(5,345)
General and administrative expenses	3,982	3,842	140
Other expense	(274)	(136)	(138)

Research and development expenses.  Research and development expenses were $4.2 million and $9.6 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of $5.3 million was primarily due to the termination of carotuximab development in oncology and lower manufacturing expenses for TRC253.

General and administrative expenses.  General and administrative expenses were $4.0 million and $3.8 million for the six months ended June 30, 2020 and 2019, respectively.

Other expense.  Other expense was $0.3 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2020, we had an accumulated deficit of $170.8 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to remain relatively constant for the remainder of 2020 and increase in 2021 due to enrollment of the ENVASARC trial as we expect to initiate this registration enabling study of envafolimab in UPS/MFS in the second half of 2020. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

On February 4, 2015, we completed our initial public offering and a concurrent private placement of our common stock, which resulted in net proceeds to us of approximately $35.0 million. In September 2016, we sold shares of our common stock in a private placement for net proceeds of approximately $5.0 million and in November 2016, we completed an underwritten public offering which resulted in net proceeds of approximately $16.1 million. In March 2017, we sold shares of our common stock to Aspire Capital for net proceeds of approximately $0.9 million, and throughout 2017, we sold shares through our previous At-the-market (ATM) facility with Stifel, Nicolaus & Company, Incorporated (Stifel) for net proceeds of approximately $3.4 million. In March and April 2018, we sold shares of our common stock and common warrants in a private placement for net proceeds of approximately $36.5 million. As of June 30, 2020, we had sold shares of our common stock for gross proceeds of approximately $7.3 million through our Capital on Demand agreement with JonesTrading. As of June 30, 2020, we had sold shares of our common stock to Aspire Capital for gross proceeds of approximately $3.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the second quarter of 2021, presuming our payment obligations under the 2018 Amended SVB Loan continue to follow the contractual maturity schedule. Based on our current business plan, we believe that there is substantial doubt as to whether our existing cash and cash equivalents will be sufficient to meet our obligations as they become due within one year from the date the financial statements are issued.

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

The 2018 Amended SVB Loan provides for interest to be paid at a rate of 9.0% per annum, with interest-only payments due monthly through June 30, 2019. Thereafter, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal at June 30, 2019 divided by 30 months. At maturity (or earlier prepayment), we are also required to make a final payment equal to 4.0% of the original principal amount of the amounts borrowed. The 2018 Amended SVB Loan provides for prepayment fees of 1.0% of the amount prepaid if the prepayment occurs after May 3, 2020. In April 2020, we entered into an agreement with SVB (Deferral Agreement) which granted us an interest-only payment period for 6 months, with a corresponding 6 month extension to the maturity date which is now June 2022. All other material terms and conditions of the 2018 Amended SVB Loan remained unchanged.

The 2018 Amended SVB Loan is collateralized by substantially all of our assets, other than our intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be required to immediately repay all obligations under the 2018 Amended SVB Loan. As of June 30, 2020, we were in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

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

Common Stock Purchase Agreement with Aspire Capital

In October 2019, as amended in April 2020, we entered into the 2019 Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations of the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time during the 30 month term of the 2019 Purchase Agreement and at prices based on the market price of our common stock at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, we issued to Aspire Capital 142,658 shares of our common stock. As of June 30, 2020 and the date of this report, we had sold an aggregate 1.5 million and 2.9 million, respectively, shares of common stock under the 2019 Purchase Agreement with Aspire Capital for gross proceeds of $3.3 million and $5.9 million, respectively.

In March 2017, we entered into a common stock purchase agreement (the 2017 Purchase Agreement) with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations of the 2017 Purchase Agreement, Aspire Capital was committed to purchase up to an aggregate of $21.0 million of shares of common stock. Upon execution of the 2017 Purchase Agreement, we sold to Aspire Capital 22,222 shares of common stock at $45.00 per share for proceeds of $1.0 million and Aspire Capital was committed to purchase up to $20.0 million of additional shares of our common stock at our request from time to time during a 30 month period that began on May 1, 2017 and at prices based on the market price of our common stock at the time of each sale, subject to certain conditions. In consideration for entering into the 2017 Purchase Agreement and concurrently with the execution of the 2017 Purchase Agreement, we issued to Aspire Capital 19,573 shares of our common stock. As of June 30, 2020, we had issued 41,795 shares of common stock to Aspire Capital under the 2017 Purchase Agreement for net proceeds of approximately $0.9 million after offering expenses. Upon execution of the 2019 Purchase Agreement, the 2017 Purchase Agreement was terminated in its entirety and no further sales of our common stock will occur under the 2017 Purchase Agreement.

ATM Facility

In September 2018, as amended in February 2019, we entered into a Sales Agreement with JonesTrading pursuant to which we may sell from time to time, at our option, up to an aggregate of $11.6 million of shares of our common stock through JonesTrading, as sales agent, subject to limitations on the amount of securities we may sell under our effective registration statement on Form S-3 within any 12 month period. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement. As of June 30, 2020, we had sold an aggregate 3.0 million shares of common stock through the Sales Agreement with JonesTrading for gross proceeds of $7.3 million.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Six Months Ended
	June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(9,147)	$(12,824)
Investing activities	—	14,020
Financing activities	7,188	4
(Decrease) Increase in cash and cash equivalents	$(1,959)	$1,200

Operating activities.  Net cash used in operating activities was $9.1 million and $12.8 million for the six months ended June 30, 2020 and 2019, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities.  Net cash provided by investing activities was $0 for the six months ended June 30, 2020. Net cash provided by investing activities was $14.0 million for the six months ended June 30, 2019 and was due to maturities of short-term investments partially offset by purchases of these investments.

Financing activities.  Net cash provided by financing activities was $7.2 million for the six months ended June 30, 2020 and primarily resulted from the sale of $8.1 million in common stock through our ATM facility with JonesTrading and 2019 Purchase Agreement with Aspire Capital, offset by $0.9 million in net repayments on borrowings under our SVB loan agreement. Net cash provided by financing activities was $4,000 during the six months ended June 30, 2019.

Funding Requirements

At June 30, 2020, we had cash and cash equivalents totaling $14.5 million. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements into the second quarter of 2021, presuming our payment obligations under the 2018 Amended SVB Loan continue to follow the contractual maturity schedule. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. These uncertainties raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that the accompanying financial statements were issued.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our planned clinical trials;
•	the ability and willingness of our collaboration partners and licensees to continue clinical development of product candidates;
•	our ability to enter into and maintain our collaborations, including our collaborations with 3D Medicines and Alphamab, and I-Mab;
•	our ability to achieve, and our obligations to make, milestone payments under our collaboration and license agreements;
•	the outcome of our negotiations with I-Mab with respect to payments under the TJ004309 Agreement;
•	the costs and timing of procuring supplies of product candidates for clinical trials and regulatory submissions;
•	the scope, progress, results and costs of preclinical development, and clinical trials of product candidates;
•	the extent to which the COVID-19 pandemic delays our clinical development activities or those of our collaborators;
•	the costs, timing and outcome of regulatory review of product candidates;
•	the revenue, if any, received from commercial sales of product candidates for which we or any of our partners, including 3D Medicines, Alphamab and I-Mab, may receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any product candidates for which we receive marketing approval and do not partner for commercialization; and

•	the extent to which we acquire or in-license other products and technologies.

Until we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and licensing arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans or programs which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At June 30, 2020, our cash and cash equivalents consisted of cash and money market funds. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our long-term debt bears interest at a fixed rate.

Foreign Currency Exchange Risk

We incur expenses for patients enrolled in our clinical trials and for the manufacture of clinical trial materials outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, primarily Pounds Sterling and Euros. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. However, to date, these fluctuations have not been significant. Based on our purchase commitments for our 2020 fiscal year, a movement of 1% in the U.S. dollar to Pounds Sterling and U.S. dollar to Euros exchange rates would not have a material effect on our results of operations or financial condition.

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

Based on our management’s evaluation (with the participation of our President and Chief Executive Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our President and Chief Executive Officer has concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2020, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $22.7 million and $35.0 million for the years ended December 31, 2019 and 2018, respectively. At June 30, 2020, we had an accumulated deficit of $170.8 million.

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

We will require substantial additional financing to achieve our goals, and failure to obtain additional financing when needed could force us to delay, limit, reduce or terminate our drug development efforts. There is substantial doubt as to our ability to continue as a going concern.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our current level of research and development expenses to remain relatively constant for the remainder of 2020 and increase in 2021 due to enrollment of the ENVASARC trial as we expect to initiate this registration enabling study of envafolimab in UPS/MFS in the second half of 2020.

At June 30, 2020, we had cash and cash equivalents totaling $14.5 million. Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements into the second quarter of 2021, presuming our payment obligations under the 2018 Amended SVB Loan continue to follow the contractual maturity schedule. We will need additional funding to complete the development and commercialization of product candidates, including envafolimab. In addition, in 2016 we licensed TRC253 from Janssen Pharmaceutica N.V., or Janssen, and are subject to obligations to use commercially reasonable efforts to develop and commercialize TRC253. To the extent we are unable to establish a further collaboration for development of TRC253 in China, we may be required to spend additional funds ourselves to develop TRC253 or return the program to Janssen. In November 2018, we entered into separate collaboration and clinical trial agreements with I-Mab for the development of multiple immuno-oncology programs. Under the agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations.  We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches. As more fully discussed in Note 1 to the condensed consolidated financial statements included in this report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of one year following the date that these financial statements were issued.

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

In September 2018, we entered into a Capital on DemandTM Sales Agreement, or the JonesTrading Agreement, as amended in February 2019, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we could sell from time to time, at our option, up to an aggregate of $11.6 million of shares of our common stock through JonesTrading, as sales agent, subject to limitations on the amount of securities we may sell under our effective registration statement on Form S-3 within any 12 month period. In October 2019, as amended in April 2020, we entered into a Common Stock Purchase Agreement, or the 2019 Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time. As of June 30, 2020 and the date of this report, we have sold an aggregate 3.0 million shares of common stock for gross proceeds of $7.3 million under the JonesTrading Agreement. As of June 30, 2020 and the date of this report, we had sold an aggregate 1.5 million and 2.9 million, respectively, shares of common stock under the 2019 Purchase Agreement with Aspire Capital for gross proceeds of $3.3 million and $5.9 million, respectively. While the JonesTrading Agreement and 2019 Purchase Agreement provide us with additional options to raise capital through sales of our common stock, there can be no guarantee that we will be able to sell shares under either agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the JonesTrading Agreement from time to time, and while Aspire Capital is obligated to purchase shares of our common stock under the 2019 Purchase Agreement, the obligation is subject to our satisfaction of various conditions which we may not be able to meet in the future. If sales are made under either the JonesTrading Agreement or the 2019 Purchase Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or commercialization of product candidates or otherwise significantly curtail, or cease, operations. If we are unable to pursue or are forced to delay our planned drug development efforts due to lack of financing, it would have a material adverse effect on our business, operating results and prospects.

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

Risks Related to Clinical Development and Regulatory Approval of Product Candidates

If the response rate of envafolimab as a single agent or in combination with ipilimumab in UPS/MFS is not significantly higher than existing therapies, our strategy of basing the initial accelerated approval of envafolimab on overall response rate as the primary endpoint could delay or prevent the approval of envafolimab in UPS/MFS.

Envafolimab will be initially developed in refractory UPS/MFS, where the PD-(L)1 inhibitors given as single agents or in combination with ipilimumab demonstrated response rates which were significantly higher than the response rate demonstrated by the approved treatment Votrient or chemotherapy in UPS/MFS. If the response rate of envafolimab as a single agent or in combination with ipilimumab in UPS/MFS is not significantly higher than Votrient or other chemotherapy, our strategy of basing the initial accelerated approval of envafolimab on overall response rate as the primary endpoint will be unlikely to succeed, which could delay or prevent the approval of envafolimab in UPS/MFS.

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

Separately, in response to the global COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. In July 2020, the FDA issued a release that it was working toward the goal of restarting on-site inspections, however, resuming prioritized domestic inspections will depend on the data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We intend to apply for orphan drug designation for envafolimab for the treatment of soft tissue sarcoma and may seek orphan drug designations for other product candidates and indications. The FDA grants orphan designation to drugs that are intended to treat rare diseases with fewer than 200,000 patients in the United States or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years. We cannot guarantee that we will be able to receive orphan drug status from the FDA for any product candidates or indications. If we are unable to secure orphan drug designation for product candidates or indications, our regulatory and commercial prospects may be negatively impacted.

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

Pursuant to the terms of our collaboration and clinical trial agreement with 3D Medicines and Alphamab, we were granted an exclusive license to develop and commercialize envafolimab for soft tissue sarcoma in North America. While we are generally responsible for clinical development, 3D Medicines and Alphamab are responsible for certain critical activities, including the manufacture and supply of envafolimab, CMC activities and prosecution and enforcement of intellectual property rights.  We have limited control over the amount and timing of resources that 3D Medicines and Alphamab will dedicate to their respective efforts, and their failure to perform their obligations would impair our ability to develop envafolimab for soft tissue sarcoma in North America.  In addition, we very limited influence or control over 3D Medicines’ or Alphamab’s (or their respective other partners’) activities with respect to the development and commercialization of evnafolimab in indications outside of soft tissue sarcoma or outside of North America, even though these activities could have a significant impact on the development and commercialization of envafolimab for soft tissue sarcoma in North America. For example, adverse events in clinical trials outside of the United States could cause the FDA to put clinical trials of envafolimab in the United States on hold, and negative results of clinical trials of envafolimab in other indications may cast doubt as to the likelihood of positive results of clinical trials in UPS/MFS or other soft tissue sarcoma indications.

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

Our ability to realize value from any product candidates developed under our agreements with I-Mab will depend in part on I-Mab’s activities and willingness to fund future development.*

Pursuant to the terms of our strategic collaboration and clinical trial agreements with I-Mab, we are largely responsible for clinical development activities and I-Mab is responsible for pre-clinical development and manufacturing activities. Consequently, our ability to realize value or generate any revenues from the development of product candidates in collaboration with I-Mab will depend in part of I-Mab’s willingness and ability to successfully complete pre-clinical development and manufacturing activities, in addition to funding agreed-upon portions of the costs of clinical development.  We have limited control over the amount and timing of resources that I-Mab will dedicate to its respective efforts, and have limited rights in the event that I-Mab determines to cease development or manufacturing activities or funding for any product candidate under the collaboration.  We could also encounter disagreements with I-Mab over the timing and scope of development or manufacturing of any product candidates or payments owed under the collaboration or which, if any, bispecific antibody product candidates are selected for development.  For example, in March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. In March 2020, we also learned that I-Mab entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a bispecific antibody (the BsAb) using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breaches of the TJ004309 and Bispecific Agreements we signed with I-Mab in November 2018. As of the date of this filing, these disputes have not been resolved. We believe that based on these transactions, we may be entitled to receive a payment under the TJ004309 Agreement, although I-Mab has disputed that any payment is due. We cannot currently estimate the likely outcome of the dispute under the TJ004309 Agreement or the Bispecific Agreement.  Until these discussions are complete, we may be unable to provide a timeline as to when or if we will file an IND for a bispecific antibody under the Bispecific Agreement. Furthermore, our ability to license certain bispecific product candidates from I-Mab may be more limited than we previously believed due to I-Mab’s potential separate license with a third party that preceded our license with I-Mab.

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

As of June 30, 2020, we own nine (9) U.S. Patents, one (1) pending U.S. patent applications, fifty-two (52) issued non-U.S patents and eighteen (18) pending non-U.S. patent applications relating to “Antifolate Agent Combinations in the Treatment Of Cancer” and “Potentiation of Anti-Cancer Activity Through Combination Therapy with BER Pathway Inhibitors”.

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of June 30, 2020, we are the exclusive licensee of two (2) issued U.S. patents, forty-four (44) issued non-U.S. patents, one (1) pending U.S. patent application, and thirty-seven (37) pending non-U.S. applications related to TRC253. Specific to the development of TJ004309 in North America, we hold a non-exclusive license from I-Mab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering any pharmaceutical composition or preparation comprising or containing TJ004309. Specific to the development of envafolimab for the treatment of soft tissue sarcoma in North America, we hold an exclusive license from 3D Medicines and Alphamab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering envafolimab. We also hold a non-exclusive license for the conduct of clinical trials in the European Union in support of the development of envafolimab for the treatment of soft tissue sarcoma in North America.

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

Off-label use of approved drugs could adversely impact a product candidate’s peak sales, including Keytruda’s off-label use in UPS/MFS if we are able to successfully commercialize envafolimab in the U.S.

While no PD-(L)1 treatments are currently FDA approved in UPS/MFS or any other sarcoma subtype, Keytruda has a compendia listing in UPS and is reimbursed for off-label use in UPS. The off-label use of Keytruda in UPS/MFS may adversely affect the peak net sales of envafolimab in UPS/MFS and other sarcoma subtypes, if envafolimab is approved by the U.S. FDA and commercialized in the U.S.

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

Third party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in the United States. There remain executive, judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, the current U.S. President has signed several Executive Orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (Tax Act) includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative changes to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act (CARES Act), which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In January 2013, the former U.S. President signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current U.S. President’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  Further, the current U.S. President’s previously administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (HHS) solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Further, on July 24, 2020, President Trump signed four (4) additional Executive Orders designed to reduce the cost of drugs. Although a number of these and other measures may require additional authorization to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of December 31, 2019, we had federal and California net operating loss carryforwards, or NOLs, of approximately $137.1 million and $117.7 million, respectively, which expire in various years beginning in 2030, if not utilized. Under the Tax Act, as modified by the CARES Act, federal NOLs generated in tax years beginning after 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after 2020 is limited to 80% of taxable income. As of December 31, 2019, we had federal and California research and development and Orphan Drug tax credit carryforwards of approximately $10.0 million and $2.3 million, respectively. The federal research and development and Orphan Drug tax credit carryforwards expire in various years beginning in 2031, if not utilized. The California research and development credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

We are dependent upon our own or third party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, malicious intrusion, or random attack. Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including our clinical trial data, intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Third party sites that take part in clinical trials we sponsor or third parties that are also sponsoring clinical trials involving our product candidates or those of our partners, such as NCI and Case Western, face similar risks and any security breach of their systems could adversely affect us. A security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue. Any of these events could be particularly harmful to our business due to our reliance on internal clinical development functions and systems to conduct our clinical trials. For example, for clinical trials that we conduct, we rely on third party hosted software to manage the resulting clinical data. While the third party vendor is obligated to back up our clinical data on its servers, we do not independently back up our clinical data, and a loss of our clinical data by the third party vendor could result in delays in our development programs, cause us to breach of our obligations to our third party collaborators, and significantly increase our costs to recover or reproduce the data. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

As COVID-19 continues to spread, we may experience ongoing disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•	delays or difficulties in enrolling and retaining patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below is information regarding securities issued by us during the six months ended June 30, 2020 that were not registered under the Securities Act of 1933, as amended, or Securities Act. Also included is the information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.3(1)	Amended and Restated Bylaws.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
4.3(3)	Investor Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.
4.4(3)	Stock Purchase Agreement by and between the Registrant and Johnson & Johnson-JJDC, Inc. dated September 27, 2016.
4.5(4)	Registration Rights Agreement, dated October 18, 2019, by and between the Registrant and Aspire Capital Fund, LLC.
4.6(5)	Securities Purchase Agreement, dated March 22, 2018, among TRACON Pharmaceuticals, Inc. and the purchasers listed on Exhibit A thereto.
4.7(5)	Form of Pre-Funded Warrant dated March 27, 2018.
4.8(5)	Form of Common Warrant dated March 27, 2018.
10.1(7)	Deferral agreement to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated April 10, 2020.
10.2(8)	First Amendment to Common Stock Purchase Agreement, dated April 29, 2020 between TRACON Pharmaceuticals, Inc. and Aspire Capital Fund, LLC.
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 21, 2019.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 9, 2018.
(6)	Incorporated by reference to the Registrant Current Report on Form 8-K, filed with the SEC on November 6, 2019.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 15, 2020.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 4, 2020.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: August 5, 2020	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer and principal financial officer)