Form 10-Q
period 2020-09-30
Tracon Pharmaceuticals, Inc.
filed 2020-11-10
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s common stock as of November 6, 2020 was 13,684,753.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,451	$16,412
Prepaid and other assets	1,002	848
Total current assets	27,453	17,260
Property and equipment, net	13	23
Other assets	595	838
Total assets	$28,061	$18,121
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,409	$7,875
Accrued compensation and related expenses	1,080	1,355
Long-term debt, current portion	2,464	2,604
Total current liabilities	9,953	11,834
Other long-term liabilities	543	850
Long-term debt, less current portion	2,079	2,739
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at September 30, 2020 and December 31, 2019; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 20,000,000 at September 30, 2020 and December 31, 2019; issued and outstanding shares — 13,682,653 and 4,051,187 at September 30, 2020 and December 31, 2019, respectively	14	4
Additional paid-in capital	190,270	165,028
Accumulated deficit	(174,798)	(162,334)
Total stockholders’ equity	15,486	2,698
Total liabilities and stockholders’ equity	$28,061	$18,121

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$1,785	$3,056	$6,001	$12,617
General and administrative	2,063	2,025	6,045	5,867
Total operating expenses	3,848	5,081	12,046	18,484
Loss from operations	(3,848)	(5,081)	(12,046)	(18,484)
Other expense:
Interest expense, net	(141)	(120)	(412)	(253)
Other income (expense), net	(3)	2	(6)	(1)
Total other expense	(144)	(118)	(418)	(254)
Net loss	$(3,992)	$(5,199)	$(12,464)	$(18,738)

Net loss per share, basic and diluted	$(0.38)	$(1.74)	$(1.69)	$(6.26)
Weighted-average shares outstanding, basic and diluted	10,509,220	2,993,746	7,366,888	2,991,978

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	4,051,187	$4	$165,028	$(162,334)	$2,698
Issuance of common stock under equity plans	2,078	—	(6)	—	(6)
Stock-based compensation expense	—	—	267	—	267
Issuances of common stock, net of offering costs	1,344,673	1	3,719	—	3,720
Issuance of common stock in exchange for services	100,000	—	126	—	126
Net loss	—	—	—	(4,021)	(4,021)
Balance at March 31, 2020	5,497,938	5	169,134	(166,355)	2,784
Issuance of common stock under equity plans	2,450	—	5	—	5
Stock-based compensation expense	—	—	263	—	263
Issuances of common stock, net of offering costs	2,273,427	3	4,399	—	4,402
Net loss	—	—	—	(4,451)	(4,451)
Balance at June 30, 2020	7,773,815	8	173,801	(170,806)	3,003
Stock-based compensation expense	—	—	240	—	240
Issuances of common stock and warrants, net of offering costs	5,908,838	6	16,229	—	16,235
Net loss	—	—	—	(3,992)	(3,992)
Balance at September 30, 2020	13,682,653	$14	$190,270	$(174,798)	$15,486

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	2,987,182	$3	$161,099	$(139,660)	$21,442
Issuance of common stock under equity plans	2,738	—	(20)	—	(20)
Stock-based compensation expense	—	—	596	—	596
Net loss	—	—	—	(7,213)	(7,213)
Balance at March 31, 2019	2,989,920	3	161,675	(146,873)	14,805
Issuance of common stock under equity plans	3,873	—	24	—	24
Stock-based compensation expense	—	—	416	—	416
Net loss	—	—	—	(6,326)	(6,326)
Balance at June 30, 2019	2,993,793	3	162,115	(153,199)	8,919
Stock-based compensation expense	—	—	315	—	315
Net loss	—	—	—	(5,199)	(5,199)
Balance at September 30, 2019	2,993,793	$3	$162,430	$(158,398)	$4,035

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(12,464)	$(18,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	770	1,327
Common stock issued for services	126	—
Depreciation and amortization	10	18
Noncash interest	99	182
Amortization of debt discount	34	63
Amortization of premium/discount on short-term investments	—	(52)
Lease asset amortization and liability accretion, net	(17)	(3)
Changes in assets and liabilities:
Prepaid expenses and other assets	(154)	282
Accounts payable and accrued expenses	(1,545)	(2,078)
Accrued compensation and related expenses	(275)	(408)
Net cash used in operating activities	(13,416)	(19,407)
Cash flows from investing activities
Purchases of available-for-sale short-term investments	—	(4,980)
Proceeds from the maturity of available-for-sale short-term investments	—	19,000
Net cash provided by investing activities	—	14,020
Cash flows from financing activities
Repayment of long-term debt	(933)	(700)
Proceeds from sale of common stock and warrants, net of offering costs	24,389	—
Proceeds from issuance of common stock under equity plans, net of tax withholdings	(1)	4
Net cash provided by (used in) financing activities	23,455	(696)
Change in cash and cash equivalents	10,039	(6,083)
Cash and cash equivalents at beginning of period	16,412	25,136
Cash and cash equivalents at end of period	$26,451	$19,053

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

TRACON Pharmaceuticals, Inc. (TRACON or the Company) was incorporated in the state of Delaware on October 28, 2004. TRACON is a clinical stage biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer. The Company’s contract research organization (CRO) independent product development platform, which emphasizes capital efficiency, also provides to ex-U.S. companies a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise and U.S. commercialization expertise.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TRACON Pharma Limited and TRACON Pharma International Limited, which were formed in September 2015 and January 2019, respectively, and are currently inactive. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

As of September 30, 2020, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of September 30, 2020, the Company had an accumulated deficit of $174.8 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At September 30, 2020, the Company had cash and cash equivalents of $26.5 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will be sufficient to fund the Company’s obligations into early 2022. The completion of the private placement of the Company’s common stock and pre-funded warrants in August 2020, which resulted in net proceeds to the Company of $10.0 million, and the sale of the Company’s common stock under the common stock purchase agreement with Aspire Capital Fund, LLC (Aspire Capital), which generated net proceeds of $6.3 million during the three months ended September 30, 2020, alleviated the substantial doubt about the Company’s ability to continue as a going concern which existed at the reporting date of the December 31, 2019 consolidated financial statements.

The Company plans to continue to fund its losses from operations through its existing cash and cash equivalents, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements. In addition, the Company may fund its losses from operations through the common stock purchase agreement the Company entered into with Aspire Capital in October 2019, as amended in April 2020, for the purchase of up to $15.0 million of the Company’s common stock over the 30 month period of the purchase agreement, $5.4 million of which remained available for sale as of September 30, 2020, and/or the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading Institutional Services LLC (JonesTrading) in September 2018, as amended in February 2019, pursuant to which the Company could sell, at its option, up to an aggregate of $11.6 million of the Company’s common stock, $4.2 million of which remained available for sale as of September 30, 2020. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans, which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, included in its Annual Report on Form 10-K filed with the SEC on February 28, 2020.

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

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. The most significant estimates in the Company’s financial statements relate to revenue recognition and expenses incurred for clinical trials. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company's assets or liabilities as of the date of this filing.

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

Clinical Trial Expense Accruals

As part of the process of preparing the Company’s financial statements, the Company is required to estimate expenses resulting from its obligations under contracts with vendors, clinical sites, and consultants in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the nine months ended September 30, 2020 and 2019, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	September 30,
	2020	2019

Warrants to purchase common stock	4,991,599	1,561,903
Common stock options and restricted stock units	622,552	391,541
ESPP shares	2,929	2,703
	5,617,080	1,956,147

2.	Short-Term Investments, Cash Equivalents and Fair Value Measurements

The Company classifies all investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. At September 30, 2020 and December 31, 2019, the Company had no short-term investments and no such impairment charges were recorded for any period presented.

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

3.	Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Long-term debt	$4,667	$5,600
Less debt discount, net of current portion	(21)	(61)
Long-term debt, net of debt discount	4,646	5,539
Less current portion of long-term debt	(2,567)	(2,800)
Long-term debt, net of current portion	$2,079	$2,739
Current portion of long-term debt	$2,567	$2,800
Current portion of debt discount	(103)	(196)
Current portion of long-term debt, net	$2,464	$2,604

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

The 2018 Amended SVB Loan is collateralized by substantially all of the Company’s assets, other than the Company’s intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the 2018 Amended SVB Loan. As of September 30, 2020, the Company was in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

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

At September 30, 2020, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841		$108.60
November 14, 2023 through June 4, 2024	3,874		$77.40
January 25, 2024	4,669		$51.40
May 3, 2025	5,363		$26.10
	15,747

Future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment, are as follows (in thousands):

Remaining 2020	571
2021	3,066
2022	1,717
5,354
Less interest and final payment	(687)
Long-term debt	$4,667

4.	Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At September 30, 2020, potential future milestone payments under these agreements, including future milestone payments associated with TRC253 acquired from Janssen Pharmaceutica N.V. (Janssen) as discussed in Note 6, totaled an aggregate of approximately $66.0 million.

5.	Stockholders’ Equity

Sales of Common Stock

In August 2020, the Company sold 2,633,838 shares of its common stock at an average purchase price of $1.66 per share and warrants to purchase 3,429,696 shares of its common stock at an average purchase price of $1.65 per share with an exercise price of $0.01 per share (the Pre-Funded Warrants) for net proceeds of approximately $10.0 million in a private placement with multiple accredited institutional health care focused funds. In accordance with their terms, the Pre-Funded Warrants may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99% of the Company’s total shares outstanding following such exercise.  The Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital.

In October 2019, as amended in April 2020, the Company entered into a Common Stock Purchase Agreement (the 2019 Purchase Agreement) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock solely at the Company’s request from time to time during a 30 month period and at prices based on the market price at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, the Company issued 142,658 shares of its common stock to Aspire Capital. As of September 30, 2020, the Company had sold an aggregate 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for gross proceeds of $9.6 million.

At-The-Market Issuance Sales Agreement

In September 2018, as amended in February 2019, the Company entered into the Sales Agreement with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $11.6 million of the Company’s shares of its common stock through JonesTrading, as sales agent, subject to limitations on the amount of securities the Company may sell under its effective registration statement on Form S-3 within any 12 month period.  The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement. As of September 30, 2020, the Company had sold an aggregate 3.0 million shares of common stock through the Sales Agreement with JonesTrading for gross proceeds of $7.3 million and $4.2 million of common stock remained available for sale under the Sales Agreement.

Equity Plan Activity

During the three and nine months ended September 30, 2020, the Company issued no shares of common stock upon the exercise of outstanding stock options. During the three and nine months ended September 30, 2020, the Company issued no and 2,078 shares of common stock, respectively, upon the vesting of restricted stock units. The Company withheld 1,442 shares of common stock on the vesting date of certain restricted stock units to settle the employees’ minimum statutory tax obligations for income and other related employment taxes, the payment of which is reported as a financing activity in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2020. During the three and nine months ended September 30, 2020, the Company issued 2,450 shares of common stock in connection with the employee stock purchase plan. During the year ended December 31, 2019, the Company issued no shares of common stock upon the exercise of outstanding stock options, 2,738 shares of common stock upon the vesting of restricted stock units, and 6,535 shares of common stock in connection with the employee stock purchase plan.

Common Stock Warrants

As of September 30, 2020, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841	$108.60
November 14, 2023 through June 4, 2024	3,874	77.40
January 25, 2024	4,669	51.40
March 27, 2024	1,369,602	27.00
March 27, 2025	176,554	0.10
May 3, 2025	5,363	26.10
August 27, 2027	1,889,513	0.01
August 31, 2027	1,540,183	0.01
	4,991,599

During the three and nine months ended September 30, 2020 and the year ended December 31, 2019, no warrants were exercised.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Risk-free interest rate	—%	—%	1.2%	2.6%
Expected volatility	—%	—%	86%	81%
Expected term (in years)	—%	—%	6.2	6.2
Expected dividend yield	—%	—%	—%	—%

 Stock compensation expense for the employee stock purchase plan was immaterial for the three and nine months ended September 30, 2020 and 2019.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$81	$132	$293	$653
General and administrative	159	183	477	674
	$240	$315	$770	$1,327

6.	Collaborations

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

In consideration of the rights granted to Santen under the agreement, the Company received a one-time upfront fee of $10.0 million. In addition, the Company was eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones, of which $20.0 million related to the initiation of certain development activities, $52.5 million related to the submission of certain regulatory filings and receipt of certain regulatory approvals and $82.5 million related to commercialization activities and the achievement of specified levels of product sales. As of September 30, 2020 and December 31, 2019, two development milestones had been received totaling $10.0 million.  If carotuximab products were successfully commercialized in the field of ophthalmology, Santen would have been required to pay the Company tiered royalties on net sales ranging from high single digits to low teens, depending on the volume of sales, subject to adjustments in certain circumstances. In addition, Santen would be required to reimburse the Company for all royalties due by the Company under certain third party agreements with respect to the use, manufacture or commercialization of carotuximab products in the field of ophthalmology by Santen and its affiliates and sublicensees. Royalties would have continued on a country-by-country basis through the later of the expiration of the Company’s patent rights applicable to the carotuximab products in a given country or 12 years after the first commercial sale of the first carotuximab product commercially launched in such country.

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

As of September 30, 2020, the transaction price included the $10.0 million upfront payment and the two development milestones received totaling $10.0 million, all of which had been fully recognized as revenue at December 31, 2017.  The remaining $62.5 million of potential development and regulatory milestone payments were fully constrained as the achievement of the milestones was not considered probable, and therefore no amounts have been included in the transaction price for these remaining milestones.  In addition, in accordance with ASU 2014-09, any consideration related to the commercialization and sales-based milestones (including royalties) will be recognized when the related sales occur and have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

 No revenue was recognized related to this agreement for the three and nine months ended September 30, 2020 and 2019.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer and utilizing our cost efficient, contract research organization (CRO) independent product development platform to partner with ex-U.S. companies to develop and commercialize innovative products in the United States.

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by rapid subcutaneous injection for the treatment of soft tissue sarcoma in North America. In May 2020, the U.S. Food and Drug Administration (FDA) agreed with the design and primary endpoint of objective response rate (ORR) of the ENVASARC trial during a PDUFA Type B meeting. In July 2020, we filed the pivotal ENVASARC protocol with the FDA as part of an Investigational New Drug (IND) application, which was cleared by the FDA 30 days later in August 2020. The trial includes one cohort of approximately 80 patients who receive single agent treatment with envafolimab and a second cohort of approximately 80 patients who receive envafolimab in combination with Yervoy® (ipilimumab), a checkpoint inhibitor marketed by Bristol-Myers Squibb (BMS), with the primary endpoint in each of the cohorts being ORR.  Achieving the primary endpoint of ORR could be the basis for accelerated approval of envafolimab by the FDA as a single agent and/or in combination with Yervoy. The trial will provide at least 86% power to demonstrate the primary endpoint of whether ORR is greater than 5% in each cohort, which is greater than the 4% ORR of Votrient® (pazopanib) reported in soft tissue sarcoma in its package insert. Votrient is the only approved treatment for refractory soft tissue sarcoma, which includes UPS and MFS. Nine or more objective responses among the 80 patients expected to enroll in cohort A or cohort B would be sufficient to demonstrate envafolimab or envafolimab combined with Yervoy, respectively, have an ORR that is statistically superior to the 4% ORR reported for Votrient in soft tissue sarcoma in its package insert.

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

In September 2020, we highlighted updated clinical data from the pivotal trial of envafolimab in MSI-H/dMMR cancer patients that were presented previously by our corporate partners, 3D Medicines and Alphamab Oncology at the American Society of Clinical Oncology (ASCO) 2020 Virtual Scientific Program. In a presentation at the Chinese Society of Clinical Oncology (CSCO) 2020 Virtual Scientific Program entitled, “Subcutaneous Injection of PD-L1 Antibody Envafolimab (KN035) in Advanced Tumors with Mismatch-Repair Deficiency,” single agent envafolimab was shown to have a 32% confirmed ORR by central radiographic review in 41 patients with MSI-H/dMMR colorectal cancer (CRC) who failed a fluoropyrimidine, oxaliplatin and irinotecan, and had at least two on-study tumor assessments. The 32% ORR is nearly identical to the 28% ORR reported for Opdivo and 33% ORR reported for Keytruda in separate trials of MSI-H/dMMR CRC patients who failed a fluoropyrimidine, oxaliplatin and irinotecan. Duration of response (DOR) was greater than or equal to 12 months in 75% of patients and overall survival (OS) was greater than or equal to 12 months in 65% of patients. The ORR in the overall population (N=103) was 43%, DOR was greater than or equal to 12 months in 92% of patients and OS was greater than or equal to 12 months in 75% of patients.

Our other clinical stage oncology product candidates include TRC102, which is a small molecule that has been studied in Phase 1 and Phase 2 trials for the treatment of mesothelioma, lung cancer, glioblastoma and solid tumors, TRC253, which is a Phase 3 ready small molecule for the treatment of metastatic castration-resistant prostate cancer that we licensed from Janssen Pharmaceutica N.V. (Janssen), and TJ004309, which is a CD73 antibody in Phase 1 clinical development for the treatment of solid tumors, that we licensed from I-Mab Biopharma (I-Mab) in November 2018.

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting DNA base excision repair, or BER. In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy in the treatment of cancer patients.  TRC102 has been studied in Phase 1 or  Phase 2 trials in mesothelioma in combination with the approved chemotherapeutic Alimta, in glioblastoma, ovarian, lung and colorectal cancer patients in combination with the approved chemotherapeutic Temodar and in lung cancer in combination with the approved chemotherapeutics Alimta and cisplatin as well as external beam radiation (i.e., chemoradiation). All current TRC102 trials are sponsored and funded by the National Cancer Institute (NCI). We retain global rights to develop and commercialize TRC102 in all indications. In October 2020, TRC102 received orphan drug designation from the FDA for the treatment of patients with malignant glioma, including glioblastoma.

In May 2020, positive data from multiple TRC102 clinical trials were presented at the 2020 ASCO Virtual Scientific Program.  Dr. Koczywas of City of Hope Medical Center presented Phase 1 data for TRC102 in combination with cisplatin and Alimta® (pemetrexed) in patients with advanced solid tumors, and Phase 2 data for TRC102 in combination with Alimta in patients with mesothelioma refractory to Alimta and platinum therapy. Notably two of 14 mesothelioma patients who progressed previously on Alimta had objective responses following treatment with Alimta and TRC102.  Multiple responses were also noted in the Phase 1 trial of Alimta, cisplatin and TRC102, with particular activity noted in parotid salivary gland tumors.  Dr. Biswas of Case Comprehensive Cancer Center presented Phase 1 data of TRC102 in combination with chemoradiation for locally advanced non-squamous non-small cell lung cancer.  All 15 patients demonstrated an objective response, including three patients with a complete response to treatment.  The 100% ORR compares favorably to historical data of the same combination of chemoradiation without TRC102 in advanced lung cancer.  For example, the PROCLAIM clinical trial reported an ORR of 36% and the PACIFIC clinical trial reported an ORR of 51% in non-squamous non-small cell lung cancer patients treated with Alimta, cisplatin and thoracic radiation.  We are discussing further development of TRC102 in combination with chemoradiation in advanced lung cancer and in glioblastoma with investigators at this time.

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

In the completed Phase 1/2 trial, TRC253 was dosed to 72 patients with metastatic castrate resistant prostate cancer who had progressed on prior treatment that included the androgen receptor (AR) inhibitors Xtandi or Erleada, including patients with the AR F877L mutation.  The recommended Phase 2 dose of 280 mg orally per day was well tolerated with QTc prolongation being the most common adverse event. The PSA response rate in 63 Xtandi or Erleada refractory patients evaluable for efficacy, including patients with the AR F877L mutation, patients with an undisclosed point mutation of the AR or patients with another basis for resistance to Xtandi or Erleada, was 8%.  Seventeen of 63 patients (27%) had stable disease for more than five months (and for as long as 12 months).  TRC253 was expected to be commercially viable in the United States based on the AR F877L mutation being responsible for approximately 10% of cases of Xtandi or Erleada resistance.  However, the prevalence of the AR F877L mutation is much less common than expected at the time of initiation of Phase 1/2 trial, making commercialization of TRC253 in prostate cancer in the US untenable. TRC253, however, is as active as Xtandi in preclinical models of prostate cancer and has not been studied in patients without acquired resistance to Xtandi or Erleada. We believe TRC253 may be able to be developed in China, where standard of care therapies such as Xtandi and Erleada are not widely accessible to patients with prostate cancer and have initiated an out-licensing process to identify a corporate partner to develop and potentially commercialize TRC253 in China.

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

The following table summarizes key information regarding ongoing and planned development of clinical stage product candidates:

	Phase	Data Expected
Envafolimab (3D Medicines and Alphamab)
Soft Tissue Sarcoma	Pivotal Phase 2	Interim data - 2021 Final data - 2022
TJ004309 (I-Mab)
Solid Tumors	Phase 1	2020
TRC102
Mesothelioma	Phase 2	2020*
Solid tumors	Phase 1	2020*
Solid tumors and Lymphomas	Phase 1/2	2021
Lung Cancer	Phase 1	2020*

*Data presented at ASCO 2020

We utilize a CRO-independent product development platform that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups manage significant aspects of our clinical trials with internal resources. We use these internal resources to minimize the costs associated with utilizing CROs to conduct clinical trials. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which expedites patient enrollment and improves the quality of patient data as compared to a CRO-managed model. We have leveraged this platform in all of our sponsored clinical trials. We have also leveraged our product development platform to diversify our product pipeline without payment of upfront license fees through license agreements with 3D Medicines and Alphamab, I-Mab, and Janssen. We continue to evaluate ex-U.S. companies who would benefit from a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise. We believe we will continue to be recognized as a preferred U.S. clinical development partner through a cost- and risk-sharing partnership structure, which may include U.S. commercialization.

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt under our credit facilities with Silicon Valley Bank (SVB). At September 30, 2020, we had cash and cash equivalents totaling $26.5 million.

We do not own or operate, nor do we expect to own or operate, facilitates for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $22.7 million and $35.0 million for the years ended December 31, 2019 and 2018, respectively. At September 30, 2020, we had an accumulated deficit of $174.8 million.

We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to remain relatively constant for the remainder of 2020 and increase in 2021 as we:

•	continue to conduct clinical trials of product candidates, including enrollment of the ENVASARC pivotal trial;
•	continue our research and development efforts;
•	maintain, expand and protect our intellectual property portfolio; and
•	seek regulatory approvals for product candidates that successfully complete clinical trials.

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

Collaboration Agreements with I-Mab Biopharma

In November 2018, we entered into two separate strategic collaboration and clinical trial agreements with I-Mab for the development of multiple immuno-oncology programs, including I-Mab’s proprietary CD73 antibody TJ004309  as well as up to five proprietary bispecific antibodies currently under development by I-Mab.

In the TJ004309 Agreement, we are collaborating with I-Mab on developing TJ004309, and will bear the costs of filing an IND and for Phase 1 clinical trials, share costs equally for Phase 2 clinical trials, and we will bear 40% and I-Mab 60% of the costs for pivotal clinical trials. I-Mab will also be responsible for the cost of certain non-clinical activities and the supply of TJ004309 and any reference drugs used in the development activities.

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

In consideration of the rights granted to Santen under the agreement, we received a one-time upfront fee of $10.0 million. In addition, we were eligible to receive up to a total of $155.0 million in milestone payments upon the achievement of certain milestones. As of September 30, 2020, $10.0 million of the development milestones had been achieved and received in accordance with the agreement. In March 2020, Santen announced the discontinuation of further carotuximab development and in June 2020 Santen terminated the agreement.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Third-party research and development expenses:
TRC105	$(89)	$747	$109	$4,753
TRC253	140	928	732	3,010
TRC102	109	97	165	140
TRC694	(22)	4	(20)	145
Envafolimab	270	—	506	—
TJ004309	459	207	1,133	321
Total third-party research and development expenses	867	1,983	2,625	8,369
Unallocated expenses	918	1,073	3,376	4,248
Total research and development expenses	$1,785	$3,056	$6,001	$12,617

Unallocated expenses consist primarily of our internal personnel related and facility costs.

We expect our current level of research and development expenses to remain relatively constant for the remainder of 2020 and increase in 2021 due to enrollment of the ENVASARC trial.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019	Change
	(in thousands)
Research and development expenses	$1,785	$3,056	$(1,271)
General and administrative expenses	2,063	2,025	38
Other expense	(144)	(118)	(26)

Research and development expenses.  Research and development expenses were $1.8 million and $3.1 million for the three months ended September 30, 2020 and 2019, respectively. The decrease of $1.3 million was primarily due to the termination of carotuximab development in oncology.

General and administrative expenses.  General and administrative expenses were $2.1 million and $2.0 million for the three months ended September 30, 2020 and 2019, respectively.

Other expense.  Other expense was $0.1 million for the three months ended September 30, 2020 and 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019	Change
	(in thousands)
Research and development expenses	$6,001	$12,617	$(6,616)
General and administrative expenses	6,045	5,867	178
Other expense	(418)	(254)	(164)

Research and development expenses.  Research and development expenses were $6.0 million and $12.6 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $6.6 million was primarily due to the termination of carotuximab development in oncology and lower manufacturing expenses for TRC253.

General and administrative expenses.  General and administrative expenses were $6.0 million and $5.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Other expense.  Other expense was $0.4 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2020, we had an accumulated deficit of $174.8 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to remain relatively constant for the remainder of 2020 and increase in 2021 due to enrollment of the ENVASARC pivotal trial. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

On February 4, 2015, we completed our initial public offering and a concurrent private placement of our common stock, which resulted in net proceeds to us of approximately $35.0 million. In September 2016, we sold shares of our common stock in a private placement for net proceeds of approximately $5.0 million and in November 2016, we completed an underwritten public offering which resulted in net proceeds of approximately $16.1 million. In March 2017, we sold shares of our common stock to Aspire Capital for net proceeds of approximately $0.9 million, and throughout 2017, we sold shares through our previous At-the-market (ATM) facility with Stifel, Nicolaus & Company, Incorporated (Stifel) for net proceeds of approximately $3.4 million. In March and April 2018, we sold shares of our common stock and warrants in a private placement for net proceeds of approximately $36.5 million. In August 2020, we sold shares of our common stock and Pre-Funded warrants for net proceeds of $10.0 million in a private placement with multiple accredited institutional health care focused funds. As of September 30, 2020, we had sold shares of our common stock for gross proceeds of approximately $9.6 million through our common stock purchase agreement with Aspire Capital and $7.3 million through our Capital on Demand agreement with JonesTrading. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation. We believe that our existing cash and cash equivalents will be sufficient to fund our obligations into early 2022.

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

The 2018 Amended SVB Loan is collateralized by substantially all of our assets, other than our intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be required to immediately repay all obligations under the 2018 Amended SVB Loan. As of September 30, 2020, we were in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

Private Placement of Common Shares and Warrants

In August 2020, we sold 2,633,838 shares of our common stock at an average purchase price of $1.66 per share and warrants to purchase 3,429,696 shares of our common stock at an average purchase price of $1.65 per share with an exercise price of $0.01 per share (the Pre-Funded Warrants) for net proceeds of approximately $10.0 million in a private placement with multiple accredited institutional health care focused funds. In accordance with their terms, the Pre-Funded Warrants may not be exercised if the holder’s ownership of our common stock would exceed 19.99% of our total shares outstanding following such exercise.

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

Common Stock Purchase Agreement with Aspire Capital

In October 2019, as amended in April 2020, we entered into the 2019 Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations of the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time during the 30 month term of the 2019 Purchase Agreement and at prices based on the market price of our common stock at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, we issued to Aspire Capital 142,658 shares of our common stock. As of September 30, 2020, we had sold an aggregate 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for gross proceeds of $9.6 million.

In March 2017, we entered into a common stock purchase agreement (the 2017 Purchase Agreement) with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations of the 2017 Purchase Agreement, Aspire Capital was committed to purchase up to an aggregate of $21.0 million of shares of common stock. Upon execution of the 2017 Purchase Agreement, we sold to Aspire Capital 22,222 shares of common stock at $45.00 per share for proceeds of $1.0 million and Aspire Capital was committed to purchase up to $20.0 million of additional shares of our common stock at our request from time to time during a 30 month period that began on May 1, 2017 and at prices based on the market price of our common stock at the time of each sale, subject to certain conditions. In consideration for entering into the 2017 Purchase Agreement and concurrently with the execution of the 2017 Purchase Agreement, we issued to Aspire Capital 19,573 shares of our common stock. As of September 30, 2020, we had issued 41,795 shares of common stock to Aspire Capital under the 2017 Purchase Agreement for net proceeds of approximately $0.9 million after offering expenses. Upon execution of the 2019 Purchase Agreement, the 2017 Purchase Agreement was terminated in its entirety and no further sales of our common stock will occur under the 2017 Purchase Agreement.

ATM Facility

In September 2018, as amended in February 2019, we entered into a Sales Agreement with JonesTrading pursuant to which we may sell from time to time, at our option, up to an aggregate of $11.6 million of shares of our common stock through JonesTrading, as sales agent, subject to limitations on the amount of securities we may sell under our effective registration statement on Form S-3 within any 12 month period. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement. As of September 30, 2020, we had sold an aggregate 3.0 million shares of common stock through the Sales Agreement with JonesTrading for gross proceeds of $7.3 million.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(13,416)	$(19,407)
Investing activities	—	14,020
Financing activities	23,455	(696)
Increase (Decrease) in cash and cash equivalents	$10,039	$(6,083)

Operating activities.  Net cash used in operating activities was $13.4 million and $19.4 million for the nine months ended September 30, 2020 and 2019, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities.  Net cash provided by investing activities was $0 for the nine months ended September 30, 2020. Net cash provided by investing activities was $14.0 million for the nine months ended September 30, 2019 and was due to maturities of short-term investments partially offset by purchases of these investments.

Financing activities.  Net cash provided by financing activities was $23.5 million for the nine months ended September 30, 2020 and primarily resulted from $10.0 million in net proceeds received from the sale of common stock and Pre-Funded warrants in a private placement, $9.6 million in sales of our common stock under our 2019 Purchase Agreement with Aspire Capital, and $4.8 million in net proceeds through sales of common stock through our ATM facility with JonesTrading, offset by $0.9 million in net repayments on borrowings under our SVB loan agreement. Net cash used in financing activities was $0.7 million during the nine months ended September 30, 2019.

Funding Requirements

At September 30, 2020, we had cash and cash equivalents totaling $26.5 million. We believe that our existing cash and cash equivalents will be sufficient to fund our obligations into early 2022. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our ongoing and planned clinical trials;
•	the ability and willingness of our collaboration partners and licensees to continue clinical development of product candidates;
•	our ability to enter into and maintain our collaborations, including our collaborations with 3D Medicines and Alphamab, and I-Mab;
•	our ability to achieve, and our obligations to make, milestone payments under our collaboration and license agreements;
•	the outcome of our negotiations with I-Mab with respect to payments under the TJ004309 Agreement;
•	the costs and timing of procuring supplies of product candidates for clinical trials and regulatory submissions;
•	the scope, progress, results and costs of preclinical development, and clinical trials of product candidates;
•	the extent to which the COVID-19 pandemic delays our clinical development activities or those of our collaborators;
•	the costs, timing and outcome of regulatory review of product candidates;

•	the revenue, if any, received from commercial sales of product candidates for which we or any of our partners, including 3D Medicines, Alphamab and I-Mab, may receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At September 30, 2020, our cash and cash equivalents consisted of cash and money market funds. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our long-term debt bears interest at a fixed rate.

Foreign Currency Exchange Risk

We incur expenses for patients enrolled in our clinical trials outside the United States based on contractual obligations denominated in currencies other than the U.S. dollar, primarily Euros. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We do not enter into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. However, to date, these fluctuations have not been significant. Based on our purchase commitments for our 2020 fiscal year, a movement of 1% in the U.S. dollar to Euros exchange rates would not have a material effect on our results of operations or financial condition.

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

Based on our management’s evaluation (with the participation of our President and Chief Executive Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our President and Chief Executive Officer has concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2020, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          Our business is subject to numerous risks, as more fully described immediately below. You should read these risks before you invest in our common stock. We may be unable, for many reasons, including those that are beyond our control, to implement our business strategy. In particular, risks associated with our business include:

•

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.

•

We will require substantial additional financing to achieve our goals, and failure to obtain additional financing when needed could force us to delay, limit, reduce or terminate our drug development efforts.

•

We are heavily dependent on the success of our lead clinical stage product candidate envafolimab. We cannot give any assurance that envafolimab will successfully complete clinical development or receive regulatory approval, which is necessary before it can be commercialized.

•

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.

•

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

•

The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

•	We depend in part on NCI to advance clinical development of TRC102 and also depend in part on Case Western to advance clinical development of TRC102.
•

We are dependent on our corporate partners for the advancement of our product candidates. Specifically, we are dependent on 3D Medicines and Alphamab with respect to certain aspects of our development of envafolimab for soft tissue sarcoma in North America. The failure to maintain the collaboration and clinical trial agreement, the failure of 3D Medicines or Alphamab to perform their obligations under the agreement, or the actions of 3D Medicines or Alphamab or their other partners with respect to envafolimab in other indications or outside North America could negatively impact our business. Additionally, our ability to realize value from any product candidates developed under our agreements with I-Mab will depend in part on I-Mab’s activities and willingness to fund future development.

•

We may be unable to adequately maintain and protect our intellectual property rights, including our licenses under collaboration agreements, which could impair the advancement of our product pipeline and our commercial opportunities.

•

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $22.7 million and $35.0 million for the years ended December 31, 2019 and 2018, respectively. At September 30, 2020, we had an accumulated deficit of $174.8 million.

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

We will require substantial additional financing to achieve our goals, and failure to obtain additional financing when needed could force us to delay, limit, reduce or terminate our drug development efforts.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our current level of research and development expenses to remain relatively constant for the remainder of 2020 and increase in 2021 due to enrollment of the ENVASARC pivotal trial.

At September 30, 2020, we had cash and cash equivalents totaling $26.5 million. Based upon our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into early 2022. We will need additional funding to complete the development and commercialization of product candidates, including envafolimab. In addition, in 2016 we licensed TRC253 from Janssen Pharmaceutica N.V., or Janssen, and are subject to obligations to use commercially reasonable efforts to develop and commercialize TRC253. To the extent we are unable to establish a further collaboration for development of TRC253 in China, we may be required to spend additional funds ourselves to develop TRC253 or return the program to Janssen. In November 2018, we entered into separate collaboration and clinical trial agreements with I-Mab for the development of multiple immuno-oncology programs. Under the agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations.  We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches.

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

In September 2018, we entered into a Capital on DemandTM Sales Agreement, or the JonesTrading Agreement, as amended in February 2019, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we could sell from time to time, at our option, up to an aggregate of $11.6 million of shares of our common stock through JonesTrading, as sales agent, subject to limitations on the amount of securities we may sell under our effective registration statement on Form S-3 within any 12 month period. In October 2019, as amended in April 2020, we entered into a Common Stock Purchase Agreement, or the 2019 Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time. As of September 30, 2020 and the date of this report, we have sold an aggregate 3.0 million shares of common stock for gross proceeds of $7.3 million under the JonesTrading Agreement. As of September 30, 2020, we had sold an aggregate 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for gross proceeds of $9.6 million. While the JonesTrading Agreement and 2019 Purchase Agreement provide us with additional options to raise capital through sales of our common stock, there can be no guarantee that we will be able to sell shares under either agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the JonesTrading Agreement from time to time, and while Aspire Capital is obligated to purchase shares of our common stock under the 2019 Purchase Agreement, the obligation is subject to our satisfaction of various conditions which we may not be able to meet in the future. If sales are made under either the JonesTrading Agreement or the 2019 Purchase Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

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

Separately, in response to the global COVID-19 pandemic, in March  2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products and  temporarily postpone routine surveillance inspections of domestic manufacturing facilities. In July 2020, the FDA issued a release that it was working toward the goal of restarting on-site inspections, however, prioritized domestic inspections will depend on the data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. Regulatory authorities outside the United States have and may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Even though we have obtained orphan drug designation for TRC102 for the treatment of patients with malignant glioma, including glioblastoma, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.*

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 people in the United States, or a patient population of greater than 200,000 people in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

In October 2020, the FDA granted orphan drug status to TRC102 for the treatment of patients with malignant glioma, including glioblastoma. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for that time period. Another drug may receive marketing approval prior to TRC 102. The applicable period is seven years in the United States, which may be extended by six months, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted orphan drug designation to TRC102 for the treatment of patients with malignant glioma, including glioblastoma, if we receive approval for TRC102 for a modified or different indication, our current orphan designations may not provide us with exclusivity.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn, and other product candidates may obtain approval before us and receive orphan drug exclusivity, which could block us from entering the market.

Even if we obtain orphan drug exclusivity for TRC102, that exclusivity may not effectively protect us from competition because different drugs can be approved for the same condition before the expiration of the orphan drug exclusivity period.

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

Pursuant to the terms of our collaboration and clinical trial agreement with 3D Medicines and Alphamab, we were granted an exclusive license to develop and commercialize envafolimab for soft tissue sarcoma in North America. While we are generally responsible for clinical development, 3D Medicines and Alphamab are responsible for certain critical activities, including the manufacture and supply of envafolimab, CMC activities and prosecution and enforcement of intellectual property rights.  We have limited control over the amount and timing of resources that 3D Medicines and Alphamab will dedicate to their respective efforts, and their failure to perform their obligations would impair our ability to develop envafolimab for soft tissue sarcoma in North America.  In addition, we very limited influence or control over 3D Medicines’ or Alphamab’s (or their respective other partners’) activities with respect to the development and commercialization of envafolimab in indications outside of soft tissue sarcoma or outside of North America, even though these activities could have a significant impact on the development and commercialization of envafolimab for soft tissue sarcoma in North America. For example, adverse events in clinical trials outside of the United States could cause the FDA to put clinical trials of envafolimab in the United States on hold, and negative results of clinical trials of envafolimab in other indications may cast doubt as to the likelihood of positive results of clinical trials in UPS/MFS or other soft tissue sarcoma indications.

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

As of September 30, 2020, we own nine (9) U.S. Patents, thirty-one (31) issued non-U.S patents and ten (10) pending non-U.S. patent applications relating to “Antifolate Agent Combinations in the Treatment Of Cancer” and “Potentiation of Anti-Cancer Activity Through Combination Therapy with BER Pathway Inhibitors”.

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of September 30, 2020, we are the exclusive licensee of two (2) issued U.S. patents, forty-four (44) issued non-U.S. patents, one (1) pending U.S. patent application, and thirty-seven (37) pending non-U.S. applications related to TRC253. Specific to the development of TJ004309 in North America, we hold a non-exclusive license from I-Mab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering any pharmaceutical composition or preparation comprising or containing TJ004309. Specific to the development of envafolimab for the treatment of soft tissue sarcoma in North America, we hold an exclusive license from 3D Medicines and Alphamab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering envafolimab. We also hold a non-exclusive license for the conduct of clinical trials in the European Union in support of the development of envafolimab for the treatment of soft tissue sarcoma in North America.

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

Third party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in the United States. There remain executive, judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, the current U.S. President has signed several Executive Orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (Tax Act) includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

Recently there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current U.S. President’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  Further, the current U.S. President’s previously administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (HHS) solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, the Centers for Medicare & Medicaid Services (CMS) issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Further, on July 24, 2020, President Trump signed four (4) additional Executive Orders designed to reduce the cost of drugs, including (i) a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded the policy to cover certain Part D drugs; (ii) an order that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; (iii) an order that directs HHS to finalize the rulemaking process on modifying the federal anti-kickback statute safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; (iv) a policy that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from

Canada. Although a number of these and other measures may require additional authorization to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are subject to extensive federal, state, and foreign regulation, and our failure to comply with healthcare laws could harm our business.

Although we do not currently have any products on the market, we are subject to healthcare regulation and enforcement by the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws that may affect our ability to operate include:

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, imposes certain regulatory and contractual requirements on covered entities, and their business associates that create, receive, maintain or transmit individually identifiable health information for or on their behalf, as well as their covered subcontractors, regarding the privacy, security and transmission of individually identifiable health information;

•

federal “sunshine” requirements imposed by the ACA on certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information regarding any transfers of value provided to physicians, as defined by such law, and teaching hospitals, and ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

state or foreign law equivalents of each of the above federal laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information relating to drug and biologic pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, some of our clinical trial sites have started to slow down or stop further enrollment of new patients in clinical trials, denied access to site monitors and otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. Our ongoing or planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies. We and our CROs have also made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA, and may need to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

General Risk Factors

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

Set forth below is information regarding securities issued by us during the nine months ended September 30, 2020 that were not registered under the Securities Act of 1933, as amended, or Securities Act. Also included is the information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.3(1)	Amended and Restated Bylaws.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated September 19, 2014.
4.3(3)	Investor Agreement by and between Johnson & Johnson Innovation-JJDC, Inc. and TRACON Pharmaceuticals, Inc., dated September 27, 2016.
4.4(3)	Stock Purchase Agreement by and between the Registrant and Johnson & Johnson-JJDC, Inc. dated September 27, 2016.
4.5(4)	Registration Rights Agreement, dated October 18, 2019, by and between the Registrant and Aspire Capital Fund, LLC.
4.6(5)	Securities Purchase Agreement, dated March 22, 2018, among TRACON Pharmaceuticals, Inc. and the purchasers listed on Exhibit A thereto.
4.7(5)	Form of Pre-Funded Warrant dated March 27, 2018.
4.8(5)	Form of Common Warrant dated March 27, 2018.
4.9(7)	Securities Purchase Agreement, dated August 26, 2020, by and between TRACON Pharmaceuticals, Inc. and the purchaser listed on Exhibit A thereto (including the form of Pre-Funded Warrant).
4.10(8)	Securities Purchase Agreement, dated August 28, 2020, by and between TRACON Pharmaceuticals, Inc. and the purchasers listed on Exhibit A thereto (including the form of Pre-Funded Warrant).
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 21, 2019.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 9, 2018.
(6)	Incorporated by reference to the Registrant Current Report on Form 8-K, filed with the SEC on November 6, 2019.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 27, 2020.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2020.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: November 10, 2020	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer and principal financial officer)