Form 10-K
period 2020-12-31
Tracon Pharmaceuticals, Inc.
filed 2021-02-25
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).      Yes ☐    No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $14.3 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2020 of $1.96 per share.

The number of outstanding shares of the registrant’s common stock as of February 19, 2021 was 15,478,787.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) subsequent to the date hereof pursuant to Regulation 14A in connection with the Registrant’s 2021 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2020.

TRACON Pharmaceuticals, Inc.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2020

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report), including the sections entitled “Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	the success, cost and timing of results of our and our collaborators’ ongoing clinical trials;
•	our and our collaborators’ plans to develop and commercialize our product candidates;
•	the potential effects of the COVID-19 pandemic on our operations;
•	the potential benefits of our collaboration arrangements and our ability to enter into additional collaboration arrangements;
•	our regulatory strategy and potential benefits associated therewith;
•	the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any approved product candidate;
•	the success of competing products that are or may become available;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources, and our need for additional financing; and
•	our ability to realize the anticipated benefits associated with our capital efficiency focused initiatives.

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

•

Our loan and security agreement with Silicon Valley Bank (SVB) contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.

•	The COVID-19 pandemic could continue to adversely impact our business, including our clinical trials, supply chain and business development activities.
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

•

The regulatory approval processes of the U.S. Food and Drug Administration (FDA), and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

•

We depend in part on National Cancer Institute (NCI) to advance clinical development of TRC102 and also depend in part on Case Western to advance clinical development of TRC102. If these third party sponsors ceased their support for our product candidates, our ability to advance clinical development of product candidates could be limited and we may not be able to pursue the number of different indications for our product candidates that are currently being pursued.

•

We are dependent on our corporate partners for the advancement of our product candidates. Specifically, we are dependent on 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) with respect to certain aspects of our development of envafolimab for sarcoma in North America. The failure to maintain the collaboration and clinical trial agreement, the failure of 3D Medicines or Alphamab to perform their obligations under the agreement, or the actions of 3D Medicines or Alphamab or their other partners with respect to envafolimab in other indications or outside North America could negatively impact our business. Additionally, our ability to realize value from any product candidates developed under our agreements with I-Mab Biopharma (I-Mab) will depend in part on I-Mab’s activities and willingness to fund future development.

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

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines and Alphamab for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by rapid subcutaneous injection for the treatment of sarcoma in North America. In December 2020, we announced the dosing of the first patient in the ENVASARC pivotal trial which will enroll approximately 160 patients with the sarcoma subtypes of undifferentiated pleomorphic sarcoma (UPS) and myxofibrosarcoma (MFS). The trial includes one cohort of approximately 80 patients who receive single agent treatment with envafolimab and a second cohort of approximately 80 patients who receive envafolimab in combination with Yervoy® (ipilimumab), a checkpoint inhibitor marketed by Bristol-Myers Squibb (BMS), with the primary endpoint in each of the cohorts being objective response rate (ORR).  Achieving the primary endpoint of ORR could be the basis for accelerated approval of envafolimab by the FDA as a single agent and/or in combination with Yervoy. The trial will provide at least 86% power to demonstrate the primary endpoint of whether ORR is greater than 5% in each cohort, which is greater than the 4% ORR of Votrient® (pazopanib) reported in refractory soft tissue sarcoma in its package insert. Votrient is the only approved treatment for refractory soft tissue sarcoma, which includes UPS and MFS. Nine or more objective responses among the 80 patients expected to enroll in cohort A or cohort B would be sufficient to demonstrate envafolimab or envafolimab combined with Yervoy, respectively, have an ORR that is statistically superior to the 4% ORR reported for Votrient in refractory soft tissue sarcoma.

We estimate disclosing a summary of the independent data monitoring committee decisions following reviews of interim data in 2021, and assuming sufficient patient responses in line with meeting the endpoint, we expect to apply for orphan drug designation and breakthrough therapy designation for envafolimab for the treatment of soft tissue sarcoma subtypes in the United States in 2021. Thereafter, we expect having a final response assessment in 2022, and, assuming positive data, submitting a biologics license application (BLA) to the FDA for accelerated approval in 2023. Additionally, assuming positive interim data from the ENVASARC trial, we plan to initiate a trial in multiple soft tissue sarcoma subtypes to expand the target patient population.

In November 2020, we announced the submission by our corporate partners, 3D Medicines and Alphamab, of a new drug application (NDA) for the approval of envafolimab in the indication of microsatellite instability-high (MSI-H)/dMMR cancer to the Chinese National Medical Products Administration (NMPA), and in December 2020, we announced the acceptance of the NDA. In January 2021, we announced the NMPA had granted envafolimab NDA priority review.

In September 2020, we highlighted updated clinical data from the pivotal trial of envafolimab in MSI-H/dMMR cancer patients that were presented by our corporate partners, 3D Medicines and Alphamab at the Chinese Society of Clinical Oncology (CSCO) 2020 Virtual Scientific Program. In a presentation entitled, “Subcutaneous Injection of PD-L1 Antibody Envafolimab (KN035) in Advanced Tumors with Mismatch-Repair Deficiency,” single agent envafolimab was shown to have a 32% confirmed ORR by central radiographic review in 41 patients with MSI-H/dMMR colorectal cancer (CRC) who failed a fluoropyrimidine, oxaliplatin and irinotecan, and had at least two on-study tumor assessments. The 32% ORR is nearly identical to the 28% ORR reported for Opdivo® and 33% ORR reported for Keytruda® in separate trials of MSI-H/dMMR CRC patients who failed a fluoropyrimidine, oxaliplatin and irinotecan. Duration of response (DOR) was greater than or equal to 12 months in 75% of patients and overall survival (OS) was greater than or equal to 12 months in 65% of patients. The ORR in the overall population (n=103) of MSI-H/dMMR cancer patients, including tumor types other than CRC, was 43%, DOR was greater than or equal to 12 months in 92% of patients and OS was greater than or equal to 12 months in 75% of patients.

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

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting DNA base excision repair (BER). In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy for the treatment of cancer patients.  TRC102 has been studied in Phase 1 or Phase 2 trials in mesothelioma patients in combination with the approved chemotherapeutic Alimta® (pemetrexed), in glioblastoma, ovarian cancer, lung and CRC patients in combination with the approved chemotherapeutic Temodar® (temozolomide) and in lung cancer patients in combination with the approved chemotherapeutics Alimta and cisplatin as well as external beam radiation (i.e., chemoradiation). All current TRC102 trials are sponsored and funded by the National Cancer Institute (NCI). We retain global rights to develop and commercialize TRC102 in all indications. In October 2020, TRC102 received orphan drug designation from the FDA for the treatment of patients with malignant glioma, including glioblastoma.

In November 2020, we announced the publication of clinical data in the journal Cancer Cell that provides molecular insight into TRC102’s mechanism of action and patient populations most likely to respond to treatment. The article, entitled, “Molecular Features of Cancers Exhibiting Exceptional Responses to Treatment,” highlighted the clinical features and tumor biology of an exceptional responder patient treated with TRC102 at the NCI. The patient was diagnosed with metastatic and highly refractory CRC and received Temodar and TRC102. Following treatment, the patient was considered an exceptional responder through the achievement of a near complete response lasting 45 months at the most recent follow-up. Detailed molecular analyses of the patient’s tumor showed silencing of DNA repair pathways that may have resulted in sensitivity to the inhibition of DNA BER pathway by TRC102. Specifically, methylguanine-DNA methyltransferase (MGMT) expression was silenced by promoter methylation, and RAD50, a mediator of DNA double strand break repair, was silenced by genetic mutation and loss of heterozygosity. The publication authors hypothesized that the combination of Temodar and TRC102 was effective because all necessary DNA repair pathways were compromised genetically or through the activity of TRC102. MGMT expression was also assessed in biopsies from 11 colorectal patients who subsequently enrolled in an expansion cohort, one of whom demonstrated a partial response. The tumor associated with the partial response did not express MGMT, whereas each of the 10 tumors that did not respond to therapy expressed this enzyme robustly. MGMT deficiency is observed in about one third of glioblastoma patients, and a prior study of Temodar and TRC102 reported at the Society for Neuro-Oncology in 2018 demonstrated that two MGMT deficient glioblastoma patients had prolonged survival when treated with Temodar and TRC102 after progressing previously on Temodar and radiation therapy.  We expect further development by the NCI in glioblastoma based on these data and believe a trial in first line glioblastoma of Temodar, radiation therapy and TRC102 is warranted.

In May 2020, positive data from multiple TRC102 clinical trials were presented at the 2020 ASCO Virtual Scientific Program.  Dr. Koczywas of City of Hope Medical Center presented Phase 1 data for TRC102 in combination with cisplatin and Alimta in patients with advanced solid tumors, and Phase 2 data for TRC102 in combination with Alimta in patients with mesothelioma refractory to Alimta and platinum therapy. Notably two of 14 mesothelioma patients who progressed previously on Alimta had objective responses following treatment with Alimta and TRC102.  Multiple responses were also noted in the Phase 1 trial of Alimta, cisplatin and TRC102, with particular activity noted in parotid salivary gland tumors.  Dr. Biswas of Case Comprehensive Cancer Center presented Phase 1 data of TRC102 in combination with chemoradiation for locally advanced non-squamous non-small cell lung cancer.  All 15 patients demonstrated an objective response, including three patients with a complete response to treatment.  The 100% ORR compares favorably to historical data of the same combination of chemoradiation without TRC102 in locally advanced lung cancer.  For example, the PROCLAIM clinical trial reported an ORR of 36% and the PACIFIC clinical trial reported an ORR of 51% in locally advanced non-squamous non-small cell lung cancer patients treated with Alimta, cisplatin and thoracic radiation.  We are discussing further development of TRC102 in combination with chemoradiation in advanced lung cancer and in glioblastoma with investigators at this time.

TRC253 is a product candidate for the treatment of men with prostate cancer and is a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR) and multiple AR mutant receptors containing point mutations that cause drug resistance to currently approved treatments. In April 2020, Janssen notified us that it was not exercising its exclusive option to reacquire the TRC253 program following a review of the Phase 1/2 data in prostate cancer patients with acquired resistance to Xtandi® or Erleada®.  In the completed Phase 1/2 trial, data demonstrated the prevalence of the AR F877L mutation is much less common than expected at the time of initiation of Phase 1/2 trial, making commercialization of TRC253 in prostate cancer in the United States not viable. TRC253, however, was as active as Xtandi in preclinical models of prostate cancer and has not been studied in patients without acquired resistance to Xtandi or Erleada. As a result of Janssen not exercising its exclusive option to reacquire the program, we have retained worldwide development and commercialization rights, and are obligated to pay Janssen a total of up to $45.0 million in development and regulatory milestones upon achievement of specified events, in addition to a low single digit royalty. We believe TRC253 may be able to be developed in China, where standard of care therapies such as Xtandi and Erleada are not widely accessible to patients with prostate cancer and are actively looking for a corporate partner to develop and potentially commercialize TRC253 in China.

TJ004309, also known as TJD5, is a novel humanized antibody against CD73 expressed on stromal cells and tumors that converts extracellular adenosine monophosphate (AMP) to the immunosuppressive metabolite adenosine. We are developing TJ004309 in collaboration with I-Mab under a strategic collaboration and clinical trial agreement that we entered into in November 2018 (the TJ004309 Agreement). In July 2019, we began enrollment in a Phase 1 clinical trial to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with the PD-L1 checkpoint inhibitor Tecentriq® in patients with advanced solid tumors. We also entered into a separate strategic collaboration and clinical trial agreement (the Bispecific Agreement) which allows for the development of up to five of I-Mab’s proprietary bispecific antibody product candidates to be nominated by I-Mab within a five-year period for development and commercialization in North America, with the option to opt-in and acquire product rights outside of Greater China and Korea prior to completing the first pivotal clinical trial for any bispecific product candidate.

In March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. In March 2020, we also learned that I-Mab entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a bispecific antibody (BsAb) using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and potentially other territories throughout the rest of the world. On April 8, 2020, we issued a notice of dispute regarding possible breaches of the TJ004309 Agreement and the Bispecific Agreement. As of the date of this Annual Report, these disputes have not been resolved. We believe that based on these transactions, we may be entitled to receive payments under the TJ004309 Agreement, although I-Mab has disputed that any payment is due. We cannot currently estimate the likely outcome of the dispute under the TJ004309 Agreement or the Bispecific Agreement. Until these discussions are complete, we may be unable to provide a timeline as to when or if we will file an IND for a bispecific antibody under the Bispecific Agreement. Furthermore, our ability to license certain bispecific product candidates from I-

Mab may be more limited than we previously believed due to I-Mab’s separate license with ABL Bio that preceded our license with I-Mab. In February 2021, I-Mab sent us a notice purporting to terminate the TJ4309 Agreement, which would result in I-Mab owing us a prespecified early termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 trial of TJ004309 is complete, and we therefore believe the TJ4309 Agreement has not been terminated and continue to perform our contractual obligations.

The following table summarizes key information regarding ongoing and planned development of our clinical stage product candidates:

	Phase	Data Expected
Envafolimab (3D Medicines and Alphamab)
Soft Tissue Sarcoma (UPS and MFS)	Pivotal Phase 2	Interim Data - 2021 Final Data - 2022
TRC102
Solid tumors and Lymphomas	Phase 1/2	2021
TJ004309 (I-Mab)
Solid Tumors	Phase 1	2021

We utilize a CRO-independent product development platform that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups manage significant aspects of our clinical trials with internal resources. We use these internal resources to minimize the costs associated with utilizing CROs to conduct clinical trials. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which expedites patient enrollment and improves the quality of patient data as compared to a CRO-managed model. We have leveraged this platform in all of our sponsored clinical trials. We have also leveraged our product development platform to diversify our product pipeline without payment of upfront license fees through license agreements with 3D Medicines and Alphamab, I-Mab, and Janssen. We continue to evaluate ex-U.S. companies that would benefit from a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise. We believe we will continue to be recognized as a preferred U.S. clinical development partner through a cost- and risk-sharing partnership structure, which may include U.S. commercialization.

Our goal is to be a leader in the development of targeted therapies for patients with cancer and other diseases of high unmet medical need.

Our Lead Clinical Stage Product Candidate – Envafolimab

Overview of PD-L1

PD-L1 is an immune-inhibitory checkpoint molecule expressed on epithelial and vascular endothelial cells, as well as by a number of immune cells, that is utilized by tumor cells as an immune escape mechanism. Numerous preclinical and clinical studies of PD-1/PD-L1 products have demonstrated that antibodies that block the interaction of PD-1 with its ligands, PD-L1 and PD-L2, or those that block only the interaction of PD-L1 with PD-1, can augment anti-tumor T-cell responses and lead to complete and durable tumor eradication in a certain proportion of patients.  Potent therapeutic anti-tumor responses due to blocking of the PD-1/PD-L1 interaction has been demonstrated by these approved products in patients with various solid tumors including, but not limited to, non-small cell lung cancer (NSCLC), small cell lung cancer, gastric cancer, melanoma, renal cell carcinoma (RCC), head and neck cancer, cutaneous squamous cell carcinoma (cSCC) and urothelial carcinoma.

About Envafolimab and Preclinical Studies

Envafolimab is an investigational sdAb that binds selectively to PD-L1 and is administered by rapid subcutaneous injection without an adjuvant.  Envafolimab is being developed by 3D Medicines for the treatment of various cancer indications, including an ongoing first line biliary tract cancer (BTC) pivotal trial in China and a completed MSI-H/dMMR cancer pivotal trial in China, the NDA submission of which was recently accepted for review by the Chinese NMPA for priority review, and by TRACON for the treatment of sarcoma in the pivotal ENVASARC trial.

Single-domain antibodies are a novel class of therapeutic protein that contain the unique structural and functional properties of naturally-occurring antibodies from camels and llamas that contain heavy chains and lack light chains.  On February 6, 2019, the FDA approved the first sdAb, Cablivi® (caplacizumab), for adults with acquired thrombotic thrombocytopenic purpura.

Envafolimab is a camelid IgG1 sdAb with single digit nanomolar affinity to PD-L1. Benefitting from the sdAb format, envafolimab has approximately half the molecular weight compared to a typical monoclonal antibody with better stability and high solubility, which enables the development of a high concentration formulation suitable for rapid subcutaneous injection. In addition, the effector functions are muted in envafolimab to help limit side effects and limit its exposure to the immune system to avoid unwanted adverse immune responses. As a result, compared with approved PD-(L)1 inhibitors, envafolimab potentially has the following advantages:

•

Better patient compliance with increased convenience. Subcutaneous injection enables more rapid administration and the potential for self-injection, which enables better patient compliance with the treatment regimen;

•

Relatively stable plasma-drug concentration. The plasma-drug concentration of envafolimab is relatively stable without significant fluctuations due to the nature of subcutaneous administration. This unique pharmacokinetic (PK) profile compared with intravenous formulations may result in lower risks to patients; and

•

Potential for improved tumor penetration. Envafolimab is approximately half the size of a typical monoclonal antibody, which may provide for improved tumor penetration in cancer patients as was observed in pre-clinical experiments. This unique tumor penetration compared with typical monoclonal antibodies may improve efficacy.

In pre-clinical studies in human cell models and a humanized mouse model, envafolimab was compared with 2.41H90P, an antibody with a sequence that is identical to durvalumab, the only approved PD-L1 inhibitor at the time, and envafolimab showed the following potential advantages:

•

Stronger T-cell activation effect. The level of T-cell activation can be measured by the secretion levels of IFN- and IL-2. Higher secretion levels are generally associated with stronger T-cell activation. In pre-clinical studies, envafolimab (referred to as KN035) demonstrated higher potency and a higher maximal stimulatory effect on IFN- and IL-2 secretion compared to 2.41H90P, as illustrated in the following figure.

•

Higher anti-tumor efficacy. Envafolimab and 2.41H90P were each injected intraperitoneally in mice at 0.1 mg/kg, 0.3 mg/kg and 1.0 mg/kg dose levels. As illustrated in the following graph, envafolimab showed more potent tumor growth inhibition effects with maximum inhibition demonstrated at a ten-fold lower dose.

1000
800
600
400
200
0
Tumor Volume (Mean±SEM,mm^3)
1 PBS(1)
2 KN035 1mg/kg
3 KN035 0.3mg/kg
4 KN035 0.1mg/kg
5 2.41H90P 1mg/kg(2)
6 2.41H90P 0.3mg/kg(2)
7 2.41H90P 0.1mg/kg(2)
8
11
14
17
20
23
26
Days After Treatment

(1) The control group was given PBS alone.

(2) 2.41H90P was an in-house produced durvalumab with the same amino acid sequence as MedImmune's Imfinzi (durvalumab), and cloned using the 2.14H9 method.

Source: Investigator's Brochure (v.4.0) on KN035

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

Clinical Trials of Envafolimab

As of December 31, 2020, envafolimab had been dosed in more than 700 patients in a total of 7 ongoing or completed clinical trials in the United States, China or Japan, including our pivotal Phase 2 ENVASARC trial, a pivotal Phase 2 trial in microsatellite instability-high (MSI-H) cancer patients in China, a Phase 2 trial of envafolimab plus chemotherapy in gastric cancer, a Phase 3 randomized trial of envafolimab plus chemotherapy versus chemotherapy alone in BTC in China, a Phase 1 dose escalation and dose exploration trial in the United States, a Phase 1 dose escalation and dose exploration trial in China, and a Phase 1 dose escalation and dose exploration trial in Japan.

Phase 1 Dose Escalation Clinical Trial in China

An open-label, single-arm Phase 1 dose escalation and exploration clinical trial of envafolimab has completed enrollment in China. The safety and efficacy data from this trial were presented at the 2019 American Society of Clinical Oncology (ASCO) Annual Meeting in June 2019. Based on the data presented in the ASCO Annual Meeting (ASCO Presentation), 17 subjects were enrolled in the dose escalation phase in this trial as of May 1, 2019. A total of 287 subjects were enrolled in this Phase 1 trial at dose levels shown to be tolerable during dose escalation.

Trial purpose. The primary objectives of the Phase 1 dose escalation were to assess the safety and tolerability profile and maximum tolerated dose (MTD) of single agent envafolimab administered subcutaneously in subjects with advanced solid tumors. The secondary objectives were to evaluate the PK profile, immunogenicity and anti-tumor activity.

Trial design of the dose escalation phase. This trial adopted a modified “3+3” design with a dose limiting toxicity (DLT) evaluation period of 28 days. Subjects received envafolimab in six cohorts at 0.1 mg/kg, 0.3 mg/kg, 1.0 mg/kg, 2.5 mg/kg, 5.0 mg/kg and 10.0 mg/kg once every week (QW) subcutaneously. Starting from the 1.0 mg/kg cohort, a traditional “3+3” design was followed. Safety and tolerability were assessed by monitoring treatment emergent adverse events (TEAEs). Tumor assessments were performed based on RECIST version 1.1.

Safety of dose escalation phase. The majority of the subjects received two or more prior systemic oncology treatments. According to the ASCO Presentation, 16 of the subjects discontinued treatment due to disease progression (n=15) or consent withdrawal (n=1). All of the enrolled subjects experienced TEAEs. 13 (76.5%) subjects experienced treatment-related TEAEs. Three (17.6%) subjects experienced serious TEAEs, although none were determined to be treatment-related. A TEAE led to treatment discontinuation in one subject and was also determined to be not treatment-related. No DLT was reported and the MTD was not reached. Details of the TEAEs observed from the 17 subjects enrolled in the Phase 1 dose escalation trial are summarized in the following table.

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

Response	0.1 mg/kg (N=1)	0.3 mg/kg (N=2)	1.0 mg/kg (N=3)	2.5 mg/kg (N=3)	5.0 mg/kg (N=3)	10.0 mg/kg (N=3)	Total (N=15)
				n (%)			
CR	0	0	0	0	0	0	0
PR	0	0	0	1	1	1	3 (20.0%)
SD	0	0	2	2	1	0	5 (33.3%)
PD	1	2	1	0	1	2	7 (46.7%)
CR+PR	0	0	0	1	1	1	3 (20.0%)
DCR (CR+PR+SD)	0	0	2	3	2	1	8 (53.3%)

Abbreviations: CR=complete response, PR=partial response, SD=stable disease, PD=progressive disease, DCR=disease control rate.

Source: Phase I Study of KN035, the First Subcutaneous Administered, Novel Fusion Anti-PD-L1 Antibody in Patients with Advanced Solid Tumors in China, 2019 American Society of Clinical Oncology (ASCO) Annual Meeting

The following waterfall plot shows the best overall response of the 15 evaluable subjects receiving envafolimab as measured by percentage of change of target lesions from baseline, according to the ASCO Presentation.

PD（n=7）
SD（n=5）
PR（n=3）
Best Change from Baseline in Target Lesions (%)
100
80
60
40
20
0
-20
-40
-60
-80
-100

Abbreviations: PD=progressive disease, SD=stable disease, PR=partial response.

Source: *Phase I Study of KN035, the First Subcutaneous Administered, Novel Fusion Anti-PD-L1 Antibody in Patients with Advanced Solid Tumors in China, 2019 American Society of Clinical Oncology (ASCO) Annual Meeting*

Conclusion. According to the ASCO Presentation, envafolimab exhibited a tolerable safety profile and preliminary efficacy in patients with advanced malignancies in the Phase 1 dose escalation trial in China.

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

Trial purpose of the dose escalation phase. The primary objectives of the Phase 1 dose escalation clinical trial were to evaluate and characterize the tolerability and safety profile of single agent envafolimab in subjects with locally advanced or metastatic solid tumors. The secondary objectives were to characterize the PK profile, determine MTD and to evaluate anti-tumor activity.

Trial design of the dose escalation phase. This trial adopted a modified “3+3” design with a DLT evaluation period of 28 days. Subjects received envafolimab across eight cohorts at 0.01 mg/kg, 0.03 mg/kg, 0.1 mg/kg, 0.3 mg/kg, 1.0 mg/kg, 2.5 mg/kg, 5.0 mg/kg and 10.0 mg/kg QW subcutaneously. Starting from the 0.3 mg/kg cohort, a traditional “3+3” design was followed. Safety and tolerability were assessed by monitoring TEAEs. Tumor assessments were performed based on RECIST version 1.1.

Safety of dose escalation phase. The median duration of exposure to envafolimab was 9 weeks with a range of 6 to 32 weeks. As of July 5, 2018, two of the subjects (11.1%) remained in the trial, 11 subjects had discontinued treatment due to disease progression, three subjects had discontinued treatment due to TEAEs, and two subjects had discontinued treatment due to the opinion of the investigator that no more clinical benefit could be obtained or for other reasons. All of the 18 enrolled subjects experienced TEAEs. Treatment-related TEAEs at grade 3 or above included increased aspartate aminotransferase (10.5%), increased alanine aminotransferase (10.5%) and lymphopenia (10.5%). No DLT was observed and the planned maximum dose of 10.0 mg/kg was reached.

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

0.01 mg/kg weekly (N=1)	0.03 mg/kg weekly (N=1)	0.1 mg/kg weekly (N=1)	0.3 mg/kg weekly (N=3)	1.0 mg/kg weekly (N=3)	2.5 mg/kg weekly (N=3)	5.0 mg/kg weekly (N=3)	10.0 mg/kg weekly (N=3)	Total (N=18)
	n (%)	*n* (%)	*n* (%)	*n* (%)	*n* (%)	*n* (%)	*n* (%)	*n* (%)	*n* (%)
CR	0	0	0	0	0	0	0	0	0
PR	0	0	0	1 (33.3)	0	1 (33.3)	0	0	2 (11.1)
SD	0	1 (100)	0	1 (33.3)	1 (33.3)	0	1 (33.3)	1 (33.3)	5 (27.8)
PD	1 (100)	0	1 (100)	0	2 (66.7)	2 (66.7)	2 (66.7)	1 (33.3)	9 (50.0)
NE	0	0	0	0	0	0	0	1 (33.3)	1 (5.6)
CR+PR	0	0	0	1 (33.3)	0	1 (33.3)	0	0	2 (11.1)
DCR: (CR+PR+SD)	0	1 (100)	0	2 (66.7)	1 (33.3)	1 (33.3)	1 (33.3)	1 (33.3)	7 (38.9)

Abbreviations: CR=complete response, PR=partial response, SD=stable disease, PD=progressive disease, NE=not evaluable, DCR=disease control rate.

Source: *Phase I Study of KN035, A Novel Fusion Anti-PD-L1 Antibody Administered Subcutaneously in Patients with Advanced Solid Tumors in the USA, 2018 Annual Congress of the European Society for Medical Oncology (ESMO)*

PK profile of dose escalation phase. This trial showed that the exposure to envafolimab was dose-dependent and increased proportionally across all eight dose levels. Mean half-life of envafolimab was approximately 200 hours.

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

Trial purpose. The primary objectives of the Phase 1 clinical trial are to assess the safety and tolerability profile of single agent envafolimab in Japanese subjects with previously treated advanced solid tumors. The secondary objectives are to characterize the PK profile, determine MTD and evaluate the anti-tumor activity.

Trial design. This Phase 1 trial consists of a multi-dose escalation phase followed by a dose exploration phase. Subjects will receive envafolimab across five cohorts at 1.0 mg/kg, 2.5 mg/kg and 5.0 mg/kg QW subcutaneously, and 2.5 mg/kg and 5.0 mg/kg Q2W subcutaneously. The QW schedule adopted a traditional “3+3” design. For the Q2W schedule, six patients were planned for each cohort. Safety and tolerability are being assessed by monitoring TEAEs under common terminology criteria for adverse events (CTCAE) version 4.0. Tumor assessments are being performed based on RECIST version 1.1. Full PK sampling is performed after the first dose of cycle 1 (28 days) and sparse PK samples are collected at pre-dose and around Cmax during the subsequent cycles.

Safety. According to the Japan Trial ASCO Presentation, as of May 5, 2019, no MTD had been reached. As of the same date, three subjects had remained in the trial. 21 subjects had discontinued treatment due to disease progression and two subjects had discontinued treatment due to TEAEs. All of the enrolled subjects experienced TEAEs, 17 subjects (65.4%) experienced treatment-related TEAEs, and only one grade 3 treatment-related TEAE (cerebral infraction) was reported. There were no grade 4/5 treatment-related TEAEs. There were a total of four SAEs, two of which were treatment-related. No DLT was reported.

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

Figure 1: Pharmacokinetics (Escalation Part)

Phase=Escalation, Cycle=Single Dose
Mean (ng/mL)
0
5000
1E+04
1.5E+04
2E+04
0 24 48 72 96 120 144 168 192
Nominal_Time_h_ (h)
Mean vs Nominal_Time_h_
1.0 mg/kg, weekly
2.5 mg/kg, weekly
5.0 mg/kg, weekly

Figure 2 : Pharmacokinetics (Expansion Part)

Phase=Expansion, Cycle=Single Dose
Mean (ng/mL)
0
1E+04
2E+04
3E+04
0 48 96 144 192 240 288 336 384
Nominal_Time_h_ (h)
Mean vs Nominal_Time_h_
2.5 mg/kg, biweekly
5.0 mg/kg, biweekly

Source: *Phase I Study and Pharmacokinetic Study of KN035, the First Subcutaneous Administered, Novel Fusion Anti-PD-L1 Antibody in Japanese Patients with Advanced Solid Tumors, 2019 American Society of Clinical Oncology (ASCO) Annual Meeting*

Conclusion. Envafolimab exhibited a favorable safety profile in patients with advanced malignancies and preliminary efficacy results demonstrated promising anti-tumor activity in the Phase 1 clinical trial in Japan. Based on the PK profile, patients in the trial are currently being treated with envafolimab at 300 mg every 4 weeks by subcutaneous injection.

Pivotal Clinical Trial in China in MSI-H/dMMR tumors

A pivotal clinical trial of envafolimab dosed as a single agent for the treatment of MSI-H/dMMR tumors was initiated in August 2018.  The trial was a non-randomized trial enrolling approximately 110 patients in China, including CRC patients who are required to have been previously treated with standard therapies, which must include fluoropyrimidine, oxaliplatin or irinotecan, and other solid tumor patients, who are required to have been previously treated with at least one line of systemic standard of care therapy. Patients received 150mg of envafolimab subcutaneously dosed weekly and ORR was the primary endpoint defined by RECIST version 1.1.  In a presentation at the CSCO 2020 Virtual Scientific Program entitled, “Subcutaneous Injection of PD-L1 Antibody Envafolimab (KN035) in Advanced Tumors with Mismatch-Repair Deficiency,” single agent envafolimab was shown to have a 32% confirmed ORR by central radiographic review in 41 patients with MSI-H/dMMR CRC who failed a fluoropyrimidine, oxaliplatin and irinotecan, and had at least two on-study tumor assessments. The 32% ORR is nearly identical to the 28% ORR reported for Opdivo and 33% ORR reported for Keytruda in separate trials of MSI-H/dMMR CRC patients who failed a fluoropyrimidine, oxaliplatin and irinotecan. DOR was greater than or equal to 12 months in 75% of patients and OS was greater than or equal to 12 months in 65% of patients. The ORR in the overall population (n=103) of MSI-H/dMMR cancer patients, including tumor types other than CRC, was 43%, DOR was greater than or equal to 12 months in 92% of patients and OS was greater than or equal to 12 months in 75% of patients. In November 2020, 3D Medicines and Alphamab submitted an NDA for the approval of envafolimab in the indication of MSI-H/dMMR cancer to the Chinese NMPA that was accepted for review by the NMPA in December 2020 and accepted for priority review by the NMPA in January 2020.

Clinical Development in Sarcoma in the U.S.

In July 2020, we filed the pivotal ENVASARC protocol with the FDA as part of an investigational new drug (IND) application, which was cleared by the FDA 30 days later in August 2020, and in December 2020, we announced the dosing of the first patient in the ENVASARC pivotal trial that enrolls patients with the refractory sarcoma subtypes of UPS and MFS. The trial includes one cohort of approximately 80 patients who receive single agent treatment with envafolimab and a second cohort of approximately 80 patients who receive envafolimab in combination with Yervoy (ipilimumab), a checkpoint inhibitor marketed by BMS, with the primary endpoint in each of the cohorts being ORR, which could be the basis for accelerated approval of envafolimab by the FDA as a single agent and in combination with Yervoy.  Achieving the primary endpoint of ORR could be the basis for accelerated approval of envafolimab by the FDA as a single agent and/or in combination with Yervoy. The trial will provide at least 86% power to demonstrate the primary endpoint of whether ORR is greater than 5% in each cohort, which is greater than the 4% ORR of Votrient (pazopanib) reported in refractory soft tissue sarcoma in its package insert. Votrient is the only approved treatment for refractory soft tissue sarcoma, which includes UPS and MFS. Nine or more objective responses among the 80 patients expected to enroll in cohort A or cohort B would be sufficient to demonstrate envafolimab or envafolimab combined with Yervoy, respectively, have an ORR that is statistically superior to the 4% ORR reported for Votrient in refractory soft tissue sarcoma in its package insert.

We estimate disclosing a summary of the independent data monitoring committee decisions following reviews of interim data in 2021 and assuming patient responses in line with meeting the endpoint, we expect to apply for orphan drug designation and breakthrough therapy designation for envafolimab for the treatment of soft tissue sarcoma subtypes in the United States in 2021. Thereafter, we expect having a final response assessment in 2022, and assuming positive data, submitting a BLA to the FDA for accelerated approval in 2023. Additionally, assuming positive interim data from the ENVASARC trial, we plan to initiate a trial in multiple soft tissue sarcoma subtypes to expand the target patient population.

UPS has an incidence of 0.8 to 1.0 cases per 100,000 patients in the western world per orpha.net and accounts for 10-15% of new cases of soft tissue sarcoma in the United States, with prevalence rates estimated at approximately 1.5 to 2.0 times incidence, and MFS accounts for half as many cases as UPS in the United States. We estimate that marketing envafolimab in refractory UPS and MFS could generate peak annual sales of up to $200 million in the United States without considering a price premium to the reference PD-1 inhibitors Opdivo (nivolumab) or Keytruda (pembrolizumab) that are administered intravenously.

Other Ongoing Clinical Trials

A Phase 3 randomized clinical trial in BTC was initiated in April 2018.  This trial is an open-label trial to assess the safety and efficacy of envafolimab plus standard of care gemcitabine-based chemotherapy compared to gemcitabine-based chemotherapy alone with OS as the primary endpoint. In the envafolimab arm, envafolimab will be dosed at 2.5 mg/kg subcutaneously QW, along with gemcitabine and oxaliplatin at recommended doses. The trial is expected to enroll over 390 patients in China and data are expected in 2022.

A Phase 2 clinical trial of envafolimab in combination with folinic acid, fluorouracil and oxaliplatin chemotherapy (FOLFOX) in the first line treatment of advanced gastric cancer was fully enrolled (n=15) as of January 15, 2019. In an abstract at the ASCO 2020 Virtual Scientific Program entitled “Envafolimab plus chemotherapy in advanced gastric or gastroesophageal junction (G/GEJ) cancer” data were reported in 15 patients who were evaluable for response. ECOG performance status was 1 in 80% of subjects and the majority had gastric cancer (86.7%). At the time of data cutoff, the minimum follow-up was 6 months. The occurrence of treatment emergent adverse events (TEAEs) was 100% (all grades) and 73.3% (grades 3-4). The most frequent grade 3-4 TEAEs included neutrophil count decreased 46.7%, anemia 20.0%, and platelet disorder 20% (3/15). Confirmed ORR was 60% (unconfirmed ORR: 73.3%). Median DOR was not reached. Median PFS was 6.8 months.

Our Second Clinical Stage Product Candidate – TRC102

Overview of Base Excision Repair and the Mechanism of Action of TRC102

Base-excision repair (BER) is a complex and fundamental cellular process used by cancer cells to repair the DNA damage caused by chemotherapeutics, especially the classes of chemotherapeutics known as alkylating agents, including Temodar, dacarbazine and bis-dichloroethyl-nitrosourea (BCNU), and anti-metabolite agents, including Fludara and Alimta. The process of BER removes DNA bases damaged by chemotherapy, resulting in the formation of gaps in the DNA strand called apurinic and apyrimidinic (AP) sites. The appropriate base is then inserted in this gap to restore the proper tumor DNA sequence. By this process, cancer cells can circumvent the anti-tumor effects of chemotherapy.

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

TRC102 binding results in apoptosis

Aberrant base ( )
Glycosylase excises base
TRC102 ( ) binds abasic sites
TRC102-bound DNA is not substrate for BER enzymes
AP endonuclease nicks DNA backbone
Topoisomerase II - double-strand breaks
PARP trims ribose ring and polymerase-β inserts new base ( )
Apoptosis
Ligase repairs DNA backbone

The induction of apoptosis by TRC102 is relatively selective for cancer cells, which typically overexpress topoisomerase II. In nonmalignant cells with low topoisomerase II expression, TRC102-bound DNA is excised and replaced by a separate DNA repair system.

In November 2020, we announced the publication of clinical data in the journal Cancer Cell that provides molecular insight into TRC102’s mechanism of action and patient populations most likely to respond to treatment. The article, entitled, “Molecular Features of Cancers Exhibiting Exceptional Responses to Treatment,” highlighted the clinical features and tumor biology of an exceptional responder patient treated with TRC102 at the National Cancer Institute. The patient was diagnosed with metastatic and highly refractory CRC and received Temodar and TRC102. Following treatment, the patient was considered an exceptional responder through the achievement of a near complete response lasting 45 months at the most recent follow-up. Detailed molecular analyses of the patient’s tumor showed silencing of DNA repair pathways that may have resulted in sensitivity to the inhibition of DNA BER pathway by TRC102. Specifically, MGMT expression was silenced by promoter methylation, and RAD50, a mediator of DNA double strand break repair, was silenced by genetic mutation and loss of heterozygosity. The publication authors hypothesized that the combination of Temodar and TRC102 was effective because all necessary DNA repair pathways were compromised genetically or through the activity of TRC102. MGMT expression was also assessed in biopsies from 11 colorectal patients who subsequently enrolled in an expansion cohort, one of whom demonstrated a partial response. The tumor associated with the partial response did not express MGMT, whereas each of the 10 tumors that did not respond to therapy expressed this enzyme robustly.

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

We filed an IND application for TRC102 in March 2008, Case Western filed an IND application for TRC102 in March 2006, and NCI filed an IND for TRC102 in March 2013, all for the treatment of patients with advanced solid tumors. The IND application filed by NCI cross references our IND application.

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

In May 2020, positive data from multiple TRC102 clinical trials were presented at the 2020 ASCO Virtual Scientific Program.  Dr. Koczywas of City of Hope Medical Center presented Phase 1 data for TRC102 in combination with cisplatin and Alimta in patients with advanced solid tumors, and Phase 2 data for TRC102 in combination with Alimta in patients with mesothelioma refractory to Alimta and platinum therapy. Notably two of 14 mesothelioma patients who progressed previously on Alimta had objective responses following treatment with Alimta and TRC102.  Multiple responses were also noted in the Phase 1 trial of Alimta, cisplatin and TRC102, with particular activity noted in parotid salivary gland tumors.  Dr. Biswas of Case Comprehensive Cancer Center presented Phase 1 data of TRC102 in combination with chemoradiation for locally advanced non-squamous non-small cell lung cancer.  All 15 patients demonstrated an objective response, including three patients with a complete response to treatment.  The 100% ORR compares favorably to historical data of the same combination of chemoradiation without TRC102 in locally advanced lung cancer.  For example, the PROCLAIM clinical trial reported an ORR of 36% and the PACIFIC clinical trial reported an ORR of 51% in locally advanced non-squamous non-small cell lung cancer patients treated with Alimta, cisplatin and thoracic radiation.  We are discussing further development of TRC102 in combination with chemoradiation in advanced lung cancer and in glioblastoma with investigators at this time.

Phase 1 ascending dose clinical trials evaluating the safety, tolerability, PK, pharmacodynamics and anti-tumor activity of TRC102 were completed with Alimta in patients with advanced solid tumors, with Fludara in patients with hematologic malignancy and with Temodar in patients with solid tumors. In each trial, TRC102 was tolerable with the companion chemotherapeutic, and demonstrated signs of activity.  One patient treated with TRC102 and Alimta had a partial response as assessed by RECIST 1.1 and remained in our clinical trial without cancer progression for 14 months. In addition, 14 patients had SD including patients with squamous cell lung cancer (three patients), epithelial ovarian cancer (three patients), CRC (two patients), non-squamous non-small cell lung cancer (one patient), pancreatic cancer (one patient), prostate cancer (one patient), endometrial cancer (one patient), head and neck cancer (one patient) and breast cancer (one patient). These data were published in Investigational New Drugs in 2012. Case Western reported data from a trial of intravenous TRC102 given in combination with Fludara in a Phase 1 clinical trial that were published in Oncotarget in 2017. Anti-tumor activity, including partial response, was noted in patients with lymphoma and chronic lymphocytic leukemia, including patients treated previously with Fludara. TRC102 combined with Fludara was safe and well tolerated. Hematologic toxicity was comparable to single agent Fludara and activity appeared to correlate with increased levels of DNA damage.  Case Western reported data from a trial of TRC102 given intravenously in combination with Temodar in a Phase 1 clinical trial at the ASCO annual meeting in June 2015. Anti-tumor activity was noted in patients with ovarian cancer and neuroendocrine tumors.

The NCI reported data from the Phase 1 trial of TRC102 in combination with Temodar in relapsed solid tumors and lymphoma patients at ASCO in 2017. There were no pharmacologic interactions between the two drugs and TRC102 target concentrations were achieved. Based on partial responses in patients with ovarian cancer, non-small cell lung cancer, and KRAS-positive CRC, the NCI decided to enroll expansion cohorts in each of these tumor types at the recommended Phase 2 oral dose of TRC102.  The authors concluded that the combination of Temodar and TRC102 is active, and DNA damage response markers (Rad51, ϒ-H2AX and/or pNbs1) were induced in four of five paired colonic biopsies, indicating DNA damage following treatment.  Updated data in the cohort of patients with CRC reported by the NCI at AACR in 2019 indicated a low response rate in patients with CRC treated with Temodar and TRC102.

The combination of TRC102 and Temodar was assessed in a Phase 2 trial of patients with recurrent glioblastoma that was reported at the Society for Neuro-Oncology annual meeting in November 2018.  The combination of Temodar and TRC102 was tolerable, but did not meet the primary efficacy endpoint of demonstrating objective responses by Response Assessment in Neuro-Oncology criteria in the 19 enrolled patients, most of whom were treated at Cleveland Clinic.  Two patients (10.5%) demonstrated evidence of clinical benefit and met the secondary endpoint of progression free survival (PFS) beyond six months.  Both patients who demonstrated PFS for more than 11 months were alive over 30 months following treatment initiation with TRC102 and Temodar for recurrent glioblastoma.  PFS of greater than 11 months was associated with N-methylpurine DNA glycosylase expression, a biomarker that initiates the BER pathway of resistance that is inhibited by TRC102. Efforts to identify whether DNA glycosylase expression or other biomarkers can be used as a predictive biomarker of TRC102 activity are expected to continue in ongoing TRC102.

Our Third Clinical Stage Product Candidate – TJ004309

TJ004309, is a novel, humanized antibody against CD73, an ecto-enzyme expressed on stromal cells and tumors that converts extracellular AMP to the immunosuppressive metabolite adenosine. In December 2018, we submitted an IND application to the FDA for the initiation of a Phase 1 clinical trial in patients with advanced solid tumors, which was cleared by the FDA in January 2019.  In July 2019, we began enrollment in a Phase 1 clinical trial to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with the PD-L1 checkpoint inhibitor Tecentriq (atezolizumab) in patients with advanced solid tumors. We expect to present Phase 1 data in 2021.

Collaboration and License Agreements

Collaboration Agreement with 3D Medicines and Alphamab

In December 2019, we, 3D Medicines, and Alphamab entered into the Envafolimab Collaboration Agreement for the development of envafolimab, an investigational PD-L1 sdAb, or nanobody, administered by rapid subcutaneous injection, for the treatment of sarcoma in North America.

Pursuant to the Envafolimab Collaboration Agreement, we were granted an exclusive license to develop and commercialize envafolimab for the treatment of sarcoma in North America.  We are responsible for conducting and will bear the costs of any Phase 1, Phase 2, and Phase 3 or post-approval clinical trial in North America for envafolimab in the indications of refractory and first line treatment of sarcoma. 3D Medicines and Alphamab are responsible for conducting and will bear the costs of IND-enabling studies (other than those specific to the sarcoma indication) and the preparation of chemical, manufacturing and controls (CMC) activities sections of an IND application for envafolimab. 3D Medicines and Alphamab have agreed to manufacture and supply, or to arrange for a third party manufacturer to manufacture and supply, envafolimab to us at pre-negotiated prices that vary based on clinical or commercial use. 3D Medicines and Alphamab retained the right to develop envafolimab in all territories outside of North America as well as within North America for all indications other than sarcoma.

We will be responsible for commercializing envafolimab for sarcoma in North America, including booking of sales revenue, unless (a) envafolimab is first approved in North America for an indication other than sarcoma and launched in North America, or (b) envafolimab is first approved in North America for sarcoma and subsequently approved in North America for an additional non-orphan indication and sold commercially by 3D Medicines and/or Alphamab, or licensee, in which case 3D Medicines and Alphamab will be responsible for commercializing envafolimab for sarcoma in North America, including booking of sales revenue. If 3D Medicines and Alphamab become responsible for commercialization under the Envafolimab Collaboration Agreement, we have the option to co-market envafolimab for sarcoma in North America. In the event that envafolimab is first approved in North America for sarcoma and within three years of the commercial launch of envafolimab in North America for sarcoma 3D Medicines and Alphamab replace us as the party responsible for commercialization, and we elect and 3D Medicines and Alphamab agree for us to not co-market envafolimab for sarcoma in North America, then 3D Medicines and Alphamab will be required to compensate us for our costs associated with preparing for and conducting commercial activities.

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

Each party agreed that during the term of the Envafolimab Collaboration Agreement, it would not develop or license from any third party a monospecific inhibitor to PD-L1 or PD-1 in sarcoma.

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

In the TJ004309 Agreement, we are collaborating with I-Mab on developing TJ004309, and will bear the costs of filing an IND application and for Phase 1 clinical trials, share costs equally for Phase 2 clinical trials, and we will bear 40% and I-Mab 60% of the costs for pivotal clinical trials. I-Mab will also be responsible for the cost of certain non-clinical activities and the supply of TJ004309 and any reference drugs used in the development activities. We also agreed with I-Mab for a specified period of time to not develop or license to or from a third party any monoclonal antibody targeting CD73 or any other biologic for certain indications that a JSC, as set up under the TJ004309 Agreement, selects for TJ004309 development.

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

The TJ004309 Agreement may be terminated by either party in the event of an uncured material breach by the other party or bankruptcy of the other party, or for safety reasons related to TJ004309.  I-Mab may also terminate the TJ004309 Agreement if we cause certain delays in completing a Phase 1 clinical trial. In addition, I-Mab may terminate the TJ004309 Agreement for any reason within 90 days following the completion of the first Phase 1 clinical trial, in which case we would be entitled to a minimum termination fee of $9.0 million, or following the completion of the first Phase 2 clinical trial, in which case we would be entitled to a pre-specified termination fee of $15.0 million and either a percentage of non-royalty consideration I-Mab may receive as part of a license to a third party or an additional payment if TJ004309 is approved for marketing outside Greater China before a third party license is executed, in addition to a double digit percentage of royalty consideration. In February 2021, I-Mab sent us a notice purporting to terminate the TJ4309 Agreement, which would result in I-Mab owing us a prespecified early termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 trial of TJ004309 is complete, and we therefore believe the TJ4309 Agreement has not been terminated and continue to perform our contractual obligations.

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

At any time prior to completing the first pivotal clinical trial for a product candidate or if I-Mab ceases to support development costs or pay its portion of Phase 3 clinical trial costs for a product candidate or the JSC decides to cease development over our objections after initiating Phase 3 clinical trials, we will have an option to obtain an exclusive license to such product candidate in all territories except Greater China and Korea and any other territories in which I-Mab previously licensed rights to a third party subject to our right of first refusal for any licenses I-Mab may grant to third-parties.

If we exercise our licensing option, we would assume sole responsibility for developing and commercializing the product candidate in the licensed territory, and in lieu of profit or loss sharing with I-Mab with respect to such product candidate, we would owe I-Mab pre-specified upfront and milestone payments and royalties on net sales, with the payments and royalties escalating depending on the phase of development the product candidate reached at the time we obtained the exclusive license as follows: (i) if before IND-enabling studies and the preparation of the CMC activities of the collaborative product, we would owe I-Mab a one-time upfront payment of $10.0 million, development and regulatory based milestone payments totaling up to $90.0 million that begin upon completion of a pivotal trial, sales milestones totaling up to $250.0 million, and royalties in the mid-single digits on annual net sales; (ii) if after IND submission but before completion of a Phase 1a clinical trial of the collaborative product, we would owe I-Mab a one-time upfront payment of $25.0 million, development and regulatory based milestone payments totaling up to $125.0 million that begin upon completion of a pivotal trial, sales milestones totaling up to $250.0 million, and royalties in the high single digits on annual net sales; (iii) if after completion of a Phase 1a clinical trial but before completion of a Phase 2 proof of concept clinical trial for the collaborative product, we would owe I-Mab a one-time upfront payment of $50.0 million, development and regulatory based milestone payments totaling up to $250.0 million that begin upon completion of a pivotal trial, sales milestones totaling up to $250.0 million, and royalties in the low double digits on annual net sales; and (iv) if after completion of a Phase 2 proof of concept clinical trial and before completion of a pivotal trial for the collaborative product, we would owe I-Mab a one-time upfront payment of $80.0 million, development and regulatory based milestone payments totaling up to $420.0 million that begin upon completion of a pivotal trial, sales milestones totaling up to $250.0 million, and royalties in the high-teens on annual net sales.

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

In April 2020, Janssen notified us that it would not be exercising its option to reacquire rights to TRC253 following its review of data from the Phase 1/2 trial of TRC253 in prostate cancer. As a result, we have retained worldwide development and commercialization rights to TRC253, and are obligated to pay to Janssen (x) development and regulatory based milestone payments totaling up to $45.0 million upon achievement of specified events and (y) royalties in the low single digits based on annual net sales of TRC253 products, subject to certain specified reductions.

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

In consideration of the rights granted to us under the agreement, we paid a one-time upfront fee to Case Western. In addition, we may be required to pay up to an aggregate of approximately $9.8 million in milestone payments, of which $0.7 million relates to the initiation of certain development activities and approximately $9.1 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals. If products utilizing the TRC102 Technology are successfully commercialized, we will be required to pay Case Western a single-digit royalty on net sales, subject to adjustments in certain circumstances. Beginning on the earlier of a specified number of years from the effective date of the agreement and the anniversary of the effective date following the occurrence of a specified event, we will be required to make a minimum annual royalty payment of $75,000, which will be credited against our royalty obligations. In the event we sublicense any of our rights under the agreement relating to the TRC102 Technology, we will be obligated to pay Case Western a portion of certain fees we may receive under the sublicense. Our royalty obligations will continue through the later of (i) the expiration of any orphan drug marketing exclusivity for a product utilizing the TRC102 Technology, (ii) August 2026, or (iii) on a country-by-country basis upon the expiration of the last valid claim under the TRC102 Technology or any patent we receive that is a derivative of the TRC102 Technology.

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

Cooperative Research and Development Agreements with NCI

We are a party to a Cooperative Research and Development Agreement (CRADA) with the U.S. Department of Health and Human Services, as represented by NCI, for the development of TRC102 for the treatment of cancer. We entered into the CRADA governing the development of TRC102 (TRC102 CRADA) in August 2012 with NCI’s Center for Cancer Research.

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

The TRC102 CRADA had an original five-year term and was subsequently amended to extend the term to August 7, 2023. The CRADA may be terminated at any time by mutual written consent, and we or NCI may unilaterally terminate the CRADA for any reason or no reason by providing written notice at least 60 days before the desired termination date.

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

Oncology Therapies

There is no PD-1 or PD-L1 therapy approved by the FDA for the treatment of sarcoma. Keytruda (marketed by Merck) has a compendia listing for the treatment of UPS, and is used off-label for the treatment of patients with UPS. If envafolimab is approved, it may nevertheless compete with currently marketed PD-1 and PD-L1 inhibitors, including Opdivo (marketed by BMS), Keytruda

(marketed by Merck), Imfinzi (marketed by AstraZeneca), and Tecentriq (marketed by Roche) which are approved by the FDA in multiple indications other than soft tissue sarcoma. PD-1 and PD-L1 inhibitors collectively sold over $21 billion Worldwide in 2019.

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

We are developing TJ004309 for the treatment of solid tumors. If TJ004309 is approved, it could compete with other anti-CD73 immunotherapies including CD73 antibodies as well as adenosine receptor inhibitors already in clinical development sponsored by BMS, AstraZeneca, Arcus Biosciences and Corvus Pharmaceuticals.

Commercialization

We hold North America commercialization rights in the field of sarcoma for envafolimab (subject to certain rights held by 3D Medicines and Alphamab) and worldwide commercialization rights for our other oncology product candidates (subject to certain rights held by I-Mab for TJ004309). If any of our product candidates are approved in oncology indications, our plan is to build an oncology-focused specialty sales force in the U.S. to support their commercialization and seek a partner(s) to support commercialization outside the U.S. to the extent we have commercial rights in other territories. We believe that a specialty sales force will be sufficient to target key prescribing physicians in oncology. We currently do not have any sales or marketing capabilities or experience as a company. We plan to establish the required capabilities within an appropriate time frame ahead of any product approval and commercialization to support a product launch.

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

Our patent estate as of December 31, 2020, on a worldwide basis, includes nine (9) U.S. patents, thirty (30) issued non-U.S patents and nine (9) pending non-U.S. patent applications relating to “Antifolate Agent Combinations in the Treatment Of Cancer,” “Potentiation of Anti-Cancer Activity Through Combination Therapy with BER Pathway Inhibitors”, and “Anti-Endoglin Antibodies and Uses Thereof”. As of December 31, 2020 we are also the exclusive licensee of two (2) issued U.S. patents, forty-four (44) issued non-U.S. patents, one (1) pending U.S. patent application, and thirty-seven (37) pending non-U.S. applications related to TRC253. Specific to the development of TJ004309 in North America, we hold a non-exclusive license from I-Mab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering any pharmaceutical composition or preparation comprising or containing TJ004309. Specific to the development of envafolimab for the treatment of sarcoma in North America, we hold an exclusive license from 3D Medicines and Alphamab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering envafolimab. We also hold a non-exclusive license for the conduct of clinical trials in the EU in support of the development of envafolimab for the treatment of sarcoma in North America.

Individual patents extend for varying periods of time depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for twenty years from the earliest non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, however, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest international filing date. Our issued patents and pending applications with respect to our protein therapeutic candidates (excluding licensed rights) will expire on dates ranging from 2027 to 2030, exclusive of possible patent term extensions. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of extensions of patent term, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

Envafolimab Patent Coverage

Specific to the development of envafolimab for the treatment of sarcoma in North America, we hold an exclusive license from 3D Medicines and Alphamab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering envafolimab. We also hold a non-exclusive license for the conduct of clinical trials in the European Union in support of the development of envafolimab for the treatment of sarcoma in North America. 3D Medicines and Alphamab retain ownership of any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering any pharmaceutical composition or preparation comprising envafolimab.

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

We hold an issued patent on further combinations of TRC102 in Europe. The expected expiration date for these patents is 2031, exclusive of possible patent term extensions.

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

All clinical trials must be conducted under the supervision of one or more qualified principal investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the applicable phase of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must timely report to the FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug. An institutional review board, or IRB, at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution, approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, and monitor the trial until completed.

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

In China, the NMPA monitors and supervises the administration of pharmaceutical products, as well as medical devices and equipment.  In order to conduct clinical trials in China a clinical trial application must be submitted and approved by the NMPA.  When clinical trials have been completed, an applicant must apply to the NMPA for approval of a new drug application. The NMPA, the Center for Drug Evaluation (CDE), and the Drug Inspection Institution will then conduct reviews and on-site inspections. The NMPA determines whether to approve the application according to the comprehensive evaluation opinions produced by the reviews and on-site inspections. We or our collaborators must obtain approval of new drug applications before our product candidates can be manufactured and sold in the Chinese market.  In addition, all facilities and techniques used in the manufacture of products for clinical use or for sale in China must be operated in conformity with good manufacturing practice guidelines as established by the NMPA. Failure to comply with applicable requirements could result in the termination of manufacturing and significant fines.

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

Employees

As of December 31, 2020, we had a total of 18 employees, 11 of whom are involved in research, development or manufacturing, and two of whom have Ph.D., Pharm.D. or M.D. degrees. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate and Other Information

We were incorporated in the state of Delaware on October 28, 2004.   Our principal executive offices are located at 4350 La Jolla Village Dr., Suite 800, San Diego, CA 92122, and our telephone number is (858) 550-0780. Our corporate website address is www.traconpharma.com and we regularly post copies of our press releases as well as additional information about us on our website. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

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

We are a clinical stage company with limited operating history. All of the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $16.8 million and $22.7 million for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, we had an accumulated deficit of $179.1 million.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our current level of research and development expenses to increase slightly in 2021 due to enrollment of the ENVASARC pivotal trial.

At December 31, 2020, we had cash, cash equivalents, and short-term investments totaling $36.1 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operating expenses and capital requirements into the second half of 2022. We will need additional funding to complete the development and commercialization of product candidates, including envafolimab. In November 2018, we entered into separate collaboration and clinical trial agreements with I-Mab for the development of multiple immuno-oncology programs. Under the agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations.  We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches.

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

In December 2020, we entered into a Capital on DemandTM Sales Agreement (JonesTrading Agreement) with JonesTrading Institutional Services LLC (JonesTrading) pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, all of which remains available for sale as of December 31, 2020. In connection with entering into the JonesTrading Agreement in December 2020, we terminated our prior Capital on Demand™ Sales Agreement, dated September 6, 2018, with JonesTrading and no further sales of our common stock will occur under the prior sales agreement. As of December 31, 2020, we sold an aggregate 3.0 million shares of common stock for net proceeds of $7.1 million under the prior sales agreement with JonesTrading. In October 2019, as amended in April 2020, we entered into a Common Stock Purchase Agreement (2019 Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) pursuant to which, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time. As of December 31, 2020, we sold an aggregate 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $9.6 million. While the JonesTrading Agreement and 2019 Purchase Agreement provide us with additional options to raise capital through sales of our common stock, there can be no guarantee that we will be able to sell shares under either agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the JonesTrading Agreement from time to time, and while Aspire Capital is obligated to purchase shares of our common stock under the 2019 Purchase Agreement, the obligation is subject to our satisfaction of various conditions which we may not be able to meet in the future. If sales are made under either the JonesTrading Agreement or the 2019 Purchase Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

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

Risks Related to Clinical Development and Regulatory Approval of Product Candidates

If the response rate of envafolimab as a single agent or in combination with ipilimumab in UPS/MFS is not significantly higher than existing therapies, our strategy of basing the initial accelerated approval of envafolimab on ORR as the primary endpoint could delay or prevent the approval of envafolimab in UPS/MFS.

Envafolimab will be initially developed in refractory UPS/MFS, where the PD-(L)1 inhibitors given as single agents or in combination with ipilimumab demonstrated response rates which were significantly higher than the response rate demonstrated by the approved treatment Votrient or chemotherapy in UPS/MFS. If the response rate of envafolimab as a single agent or in combination with ipilimumab in UPS/MFS is not significantly higher than Votrient or other chemotherapy, our strategy of basing the initial accelerated approval of envafolimab on ORR as the primary endpoint will be unlikely to succeed, which could delay or prevent the approval of envafolimab in UPS/MFS.

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Even if product candidates demonstrate favorable results in ongoing or planned Phase 1 and 2 clinical trials, many product candidates fail to show desired safety and efficacy traits in late-stage clinical trials despite having progressed through earlier trials. In addition to the potential lack of safety or efficacy of product candidates, clinical trial failures may result from a multitude of factors including flaws in trial design, manufacture of clinical trial material, dose selection and patient enrollment criteria, or differences in determination of progression events by investigators compared to central radiographic reviewers. With respect to envafolimab, while results of trials conducted by others outside of the United States have been promising, they may not be predictive of results in U.S. trials due to differences in trial design, target indications, patient populations, availability of alternative treatments and other factors. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. If patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

In addition, the COVID-19 pandemic has impacted clinical trials broadly, including our own with some sites pausing enrollment or not completing all assessments specified in the protocol, and some patients choosing not to enroll or continue participating in ongoing trials. We and our collaborators may continue to experience delays in site initiation and patient enrollment, failures to comply with trial protocols, delays in the manufacture of product candidates for clinical testing and other difficulties in starting or competing our clinical trials due to the COVID-19 pandemic.

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

Phase 1 or Phase 2 clinical trials of TRC102 conducted to date have generated AEs related to the trial drug, some of which have been serious. The most common AE identified in our clinical trials of TRC102 has been anemia. The most common AE identified in the Phase 1/2 trial of TRC253 was QTcF prolongation. There can be no assurance that adverse events associated with product candidates will not be observed. As is typical in drug development, we have a program of ongoing toxicology studies in animals for clinical stage product candidates and cannot provide assurance that the findings from such studies or any ongoing or future clinical trials will not adversely affect our clinical development activities.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could negatively impact our business.

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

Separately, in response to the global COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities. In July 2020, the FDA restarted domestic on-site inspections on a risk-based basis. Regulatory authorities outside the United States have and may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Even though we have obtained orphan drug designation for TRC102 for the treatment of patients with malignant glioma, including glioblastoma, we may not be able to obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

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

Although we intend to seek breakthrough therapy designation for envafolimab for the treatment of soft tissue sarcoma subtypes, such designation may not be granted, and even if granted this may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that envafolimab will receive marketing approval in the United States.

A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Although we intend to seek breakthrough therapy designation for envafolimab for the treatment of soft tissue sarcoma if our interim data from the ENVASARC trial is positive, we may not be granted such designation and even if designated this may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that envafolimab will receive marketing approval in the United States. In addition, if granted breakthrough therapy designation, the FDA may later decide that envafolimab no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

We expect to continue to rely on third party manufacturers for any drug required for commercial supply and do not intend to build our own manufacturing capability. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities is costly, time consuming and subject to potential difficulties and delays. With respect to envafolimab specifically, pursuant to the Envafolimab Collaboration Agreement, 3D Medicines and Alphamab have agreed to manufacture and supply, or to arrange for a third party manufacturer to manufacture and supply, envafolimab to us at pre-negotiated prices that vary based on clinical or commercial use.

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

We are dependent on 3D Medicines and Alphamab with respect to certain aspects of our development of envafolimab for sarcoma in North America. The failure to maintain the collaboration and clinical trial agreement, the failure of 3D Medicines or Alphamab to perform their obligations under the agreement, or the actions of 3D Medicines or Alphamab or their other partners with respect to envafolimab in other indications or outside North America could negatively impact our business.

Pursuant to the terms of our collaboration and clinical trial agreement with 3D Medicines and Alphamab, we were granted an exclusive license to develop and commercialize envafolimab for sarcoma in North America. While we are generally responsible for clinical development, 3D Medicines and Alphamab are responsible for certain critical activities, including the manufacture and supply of envafolimab, CMC activities and prosecution and enforcement of intellectual property rights.  We have limited control over the amount and timing of resources that 3D Medicines and Alphamab will dedicate to their respective efforts, and their failure to perform their obligations would impair our ability to develop envafolimab for sarcoma in North America.  In addition, we very limited influence or control over 3D Medicines’ or Alphamab’s (or their respective other partners’) activities with respect to the development and commercialization of envafolimab in indications outside of sarcoma or outside of North America, even though these activities could have a significant impact on the development and commercialization of envafolimab for sarcoma in North America. For example, adverse events in clinical trials outside of the United States could cause the FDA to put clinical trials of envafolimab in the United States on hold, and negative results of clinical trials of envafolimab in other indications may cast doubt as to the likelihood of positive results of clinical trials in UPS/MFS or other sarcoma indications.

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

•

3D Medicines and Alphamab may not provide us with timely and accurate information regarding development progress and activities outside of sarcoma and North America, which could adversely impact our ability to report progress to our investors and may cause us to make ill-informed decisions with respect to our own development efforts; and

•

3D Medicines and Alphamab may not properly maintain or defend the intellectual property rights licensed to us in North America or may undertake activities that invite litigation that could jeopardize or invalidate the intellectual property rights licensed to us or expose us to potential litigation.

•	3D Medicines and Alphamab are responsible for conducting CMC activities for envafolimab and may not conduct such activities at the quality level required to seek FDA approval.

If we have disagreements with 3D Medicines or Alphamab, if they do not perform their obligations under the collaboration and clinical trial agreement or there are negative events with respect to envafolimab outside of sarcoma or North America, there could be material adverse consequences to our ability to successfully develop and commercialize envafolimab in sarcoma in North America or to the value of envafolimab to us.

Our ability to realize value from any product candidates developed under our agreements with I-Mab will depend in part on I-Mab’s activities and willingness to fund future development.

Pursuant to the terms of our strategic collaboration and clinical trial agreements with I-Mab, we are largely responsible for clinical development activities and I-Mab is responsible for pre-clinical development and manufacturing activities. Consequently, our ability to realize value or generate any revenues from the development of product candidates in collaboration with I-Mab will depend in part on I-Mab’s willingness and ability to successfully complete pre-clinical development and manufacturing activities, in addition to funding agreed-upon portions of the costs of clinical development.  We have limited control over the amount and timing of resources that I-Mab will dedicate to its respective efforts, and have limited rights in the event that I-Mab determines to cease development or manufacturing activities or funding for any product candidate under the collaboration.  We could also encounter disagreements with I-Mab over the timing and scope of development or manufacturing of any product candidates or payments owed under the collaboration or which, if any, bispecific antibody product candidates are selected for development.  For example, in March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. In March 2020, we also learned that I-Mab entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a bispecific antibody (the BsAb) using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breaches of the TJ004309 and Bispecific Agreements we signed with I-Mab in November 2018. As of the date of this filing, these disputes have not been resolved. We believe that based on these transactions, we may be entitled to receive a payment under the TJ004309 Agreement, although I-Mab has disputed that any payment is due. We cannot currently estimate the likely outcome of the dispute under the TJ004309 Agreement or the Bispecific Agreement.  Until these discussions are complete, we may be unable to provide a timeline as to when or if we will file an IND for a bispecific antibody under the Bispecific Agreement. Furthermore, our ability to license certain bispecific product candidates from I-Mab may be more limited than we previously believed due to I-Mab’s potential separate license with a third party that preceded our license with I-Mab. In February 2021, I-Mab sent us a notice purporting to terminate the TJ4309 Agreement, which would result in I-Mab owing us a prespecified early termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 trial of TJ004309 is complete, and we therefore believe the TJ4309 Agreement has not been terminated and continue to perform our contractual obligations.

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

We do not have our own capabilities to perform preclinical testing of product candidates, and therefore rely entirely on third party contractors and laboratories to conduct these studies for us. In addition, while we intend to continue designing, monitoring and managing our clinical trials of product candidates using our clinical operations and regulatory team, we still depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials at their sites under agreements with us. We will compete with many other companies for the resources of these third party contractors, laboratories, investigators and collaborators, and the initiation and completion of our preclinical studies and clinical trials may be delayed if we encounter difficulties in engaging these third parties or need to change service providers during a preclinical study or clinical trial.

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

As of December 31, 2020, our patent estate, on a worldwide basis, includes nine (9) U.S. patents, thirty (30) issued non-U.S patents and nine (9) pending non-U.S. patent applications relating to “Antifolate Agent Combinations in the Treatment Of Cancer,” “Potentiation of Anti-Cancer Activity Through Combination Therapy with BER Pathway Inhibitors,” and “Anti-Endoglin Antibodies and Uses Thereof.” As of December 31, 2020 we are also the exclusive licensee of two (2) issued U.S. patents, forty-four (44) issued non-U.S. patents, one (1) pending U.S. patent application, and thirty-seven (37) pending non-U.S. applications related to TRC253. Specific to the development of TJ004309 in North America, we hold a non-exclusive license from I-Mab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering any pharmaceutical composition or preparation comprising or containing TJ004309. Specific to the development of envafolimab for the treatment of sarcoma in North America, we hold an exclusive license from 3D Medicines and Alphamab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering envafolimab. We also hold a non-exclusive license for the conduct of clinical trials in the European Union in support of the development of envafolimab for the treatment of sarcoma in North America.

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

Third party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in the United States. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (Tax Act) includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative changes to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 pandemic relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In January 2013, the former U.S. President signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump signed several Executive Orders that attempt to implement several of the Trump administration proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business in the future, or the effect any future legislation or regulation will have on us. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

If we or our partners outside of the United States are unable to successfully manage these risks associated with international operations, the market potential for our product candidates or those of our partners outside the United States will be limited and our results of operations may be harmed.

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

•

federal “sunshine” requirements imposed by the ACA on certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information regarding any transfers of value provided to physicians, as defined by such law, and teaching hospitals, and ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

state or foreign law equivalents of each of the above federal laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information relating to drug and biologic pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

As of December 31, 2020, we had federal and California net operating loss carryforwards, or NOLs, of approximately $152.5 million and $117.7 million, respectively, which expire in various years beginning in 2030, if not utilized. Under the Tax Act, as modified by the CARES Act, federal NOLs generated in tax years beginning after 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after 2020 is limited to 80% of taxable income. As of December 31, 2020, we had federal and California research and development and Orphan Drug tax credit carryforwards of approximately $10.3 million and $2.5 million, respectively. The federal research and development and Orphan Drug tax credit carryforwards expire in various years beginning in 2031, if not utilized. The California research and development credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

The COVID-19 pandemic could continue to adversely impact our business, including our clinical trials, supply chain and business development activities.

In December 2019, COVID-19, a novel strain of coronavirus, was first reported in Wuhan, China and has since become a global pandemic. President Trump declared the COVID-19 pandemic a national emergency and many states and municipalities in the

United States have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. As a result of the California state order, almost all of our employees are currently telecommuting, which has impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 may negatively impact productivity and slow down or delay our ongoing and future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain. In addition, travel restrictions and shutdowns in business operations as a result of the pandemic have limited our ability to pursue our business development strategy with respect to China-based biopharmaceutical companies seeking U.S. drug development expertise. In the event that government authorities were to enhance current restrictions, our employees who currently are not telecommuting may no longer be able to access our facilities, and our operations may be further limited or curtailed.

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

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and trial procedures, the occurrence of which could affect the integrity of clinical trial data;

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

Even though our common stock trades on the Nasdaq Capital Market, we cannot assure you that an active, liquid trading market for our shares will develop or persist. Our stockholders may not be able to sell their shares quickly or at a recently reported market price if trading in our common stock is not active.  The trading price of our common stock has been, and is likely to continue to be, volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in clinical trials;
•	inability to obtain additional funding;
•	any delay in submitting a BLA or an NDA for any product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that marketing application;
•	failure to successfully develop and commercialize product candidates;
•	changes in laws or regulations applicable to product candidates;
•	changes in the structure of healthcare payment systems;
•	inability to obtain adequate product supply for product candidates, or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products or technologies by our competitors;
•	failure to meet or exceed product development or financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, collaborations, joint ventures or capital commitments by us or our competitors;
•	failure to maintain our collaboration and clinical trial agreements;
•

failure of 3D Medicines or Alphamab to perform their obligations under our collaboration and clinical trial agreements, or the actions of 3D Medicines or Alphamab or their other partners with respect to envafolimab in other indications or outside North America;

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

In addition, the stock market in general, and the Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2020 through February 12, 2021, the closing price of our common stock has ranged between $0.95 and $12.20 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our principal executive offices are located at 4350 La Jolla Village Drive, Suite 800, San Diego, California 92122.

Item 3.	Legal Proceedings.

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

Holders of Common Stock

As of February 19, 2021, there were approximately 121 holders of record of our common stock.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, pursuant to our credit and security agreement with SVB, we are prohibited from paying cash dividends without the prior consent of SVB. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities.

Set forth below is information regarding securities issued by us during the year ended December 31, 2020 that were not registered under the Securities Act of 1933, as amended, or Securities Act. Also included is the information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

 On March 24, 2020, in connection with a certain consulting agreement and in exchange for services provided, we issued 100,000 shares of common stock to the consultant valued at $126,000 at an issuance price of $1.26 per share. No underwriters were involved in the foregoing issuance of securities. The securities described above were issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The purchaser in this transaction represented to us in connection with its purchase that it was acquiring the securities for investment and not for distribution and that it could bear the risks of the investment.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines and Alphamab for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by rapid subcutaneous injection for the treatment of sarcoma in North America. In December 2020, we announced the dosing of the first patient in the ENVASARC pivotal trial which will enroll approximately 160 patients with the sarcoma subtypes of undifferentiated pleomorphic sarcoma (UPS) and myxofibrosarcoma (MFS). The trial includes one cohort of approximately 80 patients who receive single agent treatment with envafolimab and a second cohort of approximately 80 patients who receive envafolimab in combination with Yervoy® (ipilimumab), a checkpoint inhibitor marketed by Bristol-Myers Squibb (BMS), with the primary endpoint in each of the cohorts being objective response rate (ORR).  Achieving the primary endpoint of ORR could be the basis for accelerated approval of envafolimab by the FDA as a single agent and/or in combination with Yervoy. The trial will provide at least 86% power to demonstrate the primary endpoint of whether ORR is greater than 5% in each cohort, which is greater than the 4% ORR of Votrient® (pazopanib) reported in soft tissue sarcoma in its package insert. Votrient is the only approved treatment for refractory soft tissue sarcoma, which includes UPS and MFS. Nine or more objective responses among the 80 patients expected to enroll in cohort A or cohort B would be sufficient to demonstrate envafolimab or envafolimab combined with Yervoy, respectively, have an ORR that is statistically superior to the 4% ORR reported for Votrient in refractory soft tissue sarcoma.

We estimate disclosing a summary of the independent data monitoring committee decisions following reviews of interim data in 2021, and assuming sufficient patient responses in line with meeting the endpoint, we expect to apply for orphan drug designation and breakthrough therapy designation for envafolimab for the treatment of soft tissue sarcoma subtypes in the United States in 2021. Thereafter, we expect having a final response assessment in 2022, and, assuming positive data, submitting a biologics license application (BLA) to the FDA for accelerated approval in 2023. Additionally, assuming positive interim data from the ENVASARC trial, we plan to initiate a trial in multiple soft tissue sarcoma subtypes to expand the target patient population.

In November 2020, we announced the submission by our corporate partners, 3D Medicines and Alphamab, of a new drug application (NDA) for the approval of envafolimab in the indication of microsatellite instability-high (MSI-H)/dMMR cancer to the Chinese National Medical Products Administration (NMPA), and in December 2020, we announced the acceptance of the NDA. In January 2021, we announced the NMPA had granted envafolimab NDA priority review.

In September 2020, we highlighted updated clinical data from the pivotal trial of envafolimab in MSI-H/dMMR cancer patients that were presented by our corporate partners, 3D Medicines and Alphamab at the Chinese Society of Clinical Oncology (CSCO) 2020 Virtual Scientific Program. In a presentation entitled, “Subcutaneous Injection of PD-L1 Antibody Envafolimab (KN035) in Advanced Tumors with Mismatch-Repair Deficiency,” single agent envafolimab was shown to have a 32% confirmed ORR by central radiographic review in 41 patients with MSI-H/dMMR colorectal cancer (CRC) who failed a fluoropyrimidine, oxaliplatin and irinotecan, and had at least two on-study tumor assessments. The 32% ORR is nearly identical to the 28% ORR reported for Opdivo® and 33% ORR reported for Keytruda® in separate trials of MSI-H/dMMR CRC patients who failed a fluoropyrimidine, oxaliplatin and irinotecan. Duration of response (DOR) was greater than or equal to 12 months in 75% of patients and overall survival (OS) was greater than or equal to 12 months in 65% of patients. The ORR in the overall population (n=103) of MSI-H/dMMR cancer patients, including tumor types other than CRC, was 43%, DOR was greater than or equal to 12 months in 92% of patients and OS was greater than or equal to 12 months in 75% of patients.

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

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting DNA base excision repair (BER). In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy for the treatment of cancer patients.  TRC102 has been studied in Phase 1 or Phase 2 trials in mesothelioma patients in combination with the approved chemotherapeutic Alimta® (pemetrexed), in glioblastoma, ovarian cancer, lung and CRC patients in combination with the approved chemotherapeutic Temodar® (temozolomide) and in lung cancer patients in combination with the approved chemotherapeutics Alimta and cisplatin as well as external beam radiation (i.e., chemoradiation). All current TRC102 trials are sponsored and funded by the National Cancer Institute (NCI). We retain global rights to develop and commercialize TRC102 in all indications. In October 2020, TRC102 received orphan drug designation from the FDA for the treatment of patients with malignant glioma, including glioblastoma. MGMT deficiency is observed in about one third of glioblastoma patients, and a prior study of Temodar and TRC102 reported at the Society for Neuro-Oncology in 2018 demonstrated that two MGMT deficient glioblastoma patients had prolonged survival when treated with Temodar and TRC102 after progressing previously on Temodar and radiation therapy.  We expect further development by the NCI in glioblastoma based on these data and believe a trial in first line glioblastoma of Temodar, radiation therapy and TRC102 is warranted.

In November 2020, we announced the publication of clinical data in the journal Cancer Cell that provides molecular insight into TRC102’s mechanism of action and patient populations most likely to respond to treatment. The article, entitled, “Molecular Features of Cancers Exhibiting Exceptional Responses to Treatment,” highlighted the clinical features and tumor biology of an exceptional responder patient treated with TRC102 at the NCI. The patient was diagnosed with metastatic and highly refractory CRC and received Temodar and TRC102. Following treatment, the patient was considered an exceptional responder through the achievement of a near complete response lasting 45 months at the most recent follow-up. Detailed molecular analyses of the patient’s tumor showed silencing of DNA repair pathways that may have resulted in sensitivity to the inhibition of DNA BER pathway by TRC102. Specifically, methylguanine-DNA methyltransferase (MGMT) expression was silenced by promoter methylation, and RAD50, a mediator of DNA double strand break repair, was silenced by genetic mutation and loss of heterozygosity. The publication authors hypothesized that the combination of Temodar and TRC102 was effective because all necessary DNA repair pathways were compromised genetically or through the activity of TRC102. MGMT expression was also assessed in biopsies from 11 colorectal patients who subsequently enrolled in an expansion cohort, one of whom demonstrated a partial response. The tumor associated with the partial response did not express MGMT, whereas each of the 10 tumors that did not respond to therapy expressed this enzyme robustly.

In May 2020, positive data from multiple TRC102 clinical trials were presented at the 2020 ASCO Virtual Scientific Program.  Dr. Koczywas of City of Hope Medical Center presented Phase 1 data for TRC102 in combination with cisplatin and Alimta in patients with advanced solid tumors, and Phase 2 data for TRC102 in combination with Alimta in patients with mesothelioma refractory to Alimta and platinum therapy. Notably two of 14 mesothelioma patients who progressed previously on Alimta had objective responses following treatment with Alimta and TRC102.  Multiple responses were also noted in the Phase 1 trial of Alimta, cisplatin and TRC102, with particular activity noted in parotid salivary gland tumors.  Dr. Biswas of Case Comprehensive Cancer Center presented Phase 1 data of TRC102 in combination with chemoradiation for locally advanced non-squamous non-small cell lung cancer.  All 15 patients demonstrated an objective response, including three patients with a complete response to treatment.  The 100% ORR compares favorably to historical data of the same combination of chemoradiation without TRC102 in locally advanced lung cancer.  For example, the PROCLAIM clinical trial reported an ORR of 36% and the PACIFIC clinical trial reported an ORR of 51% in locally advanced non-squamous non-small cell lung cancer patients treated with Alimta, cisplatin and thoracic radiation.  We are discussing further development of TRC102 in combination with chemoradiation in advanced lung cancer and in glioblastoma with investigators at this time.

TRC253 is a product candidate for the treatment of men with prostate cancer and is a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR) and multiple AR mutant receptors containing point mutations that cause drug resistance to currently approved treatments. In April 2020, Janssen notified us that it was not exercising its exclusive option to reacquire the TRC253 program following a review of the Phase 1/2 data in prostate cancer patients with acquired resistance to Xtandi® or Erleada®.  In the completed Phase 1/2 trial, data demonstrated the prevalence of the AR F877L mutation is much less common than expected at the time of initiation of Phase 1/2 trial, making commercialization of TRC253 in prostate cancer in the United States not viable. TRC253, however, was as active as Xtandi in preclinical models of prostate cancer and has not been studied in patients without acquired resistance to Xtandi or Erleada. As a result of Janssen not exercising its exclusive option to reacquire the program, we have retained worldwide development and commercialization rights, and are obligated to pay Janssen a total of up to $45.0 million in development and regulatory milestones upon achievement of specified events, in addition to a low single digit royalty. We believe TRC253 may be able to be developed in China, where standard of care therapies such as Xtandi and Erleada are not widely accessible to patients with prostate cancer and are actively looking for a corporate partner to develop and potentially commercialize TRC253 in China.

TJ004309, also known as TJD5, is a novel humanized antibody against CD73 expressed on stromal cells and tumors that converts extracellular adenosine monophosphate (AMP) to the immunosuppressive metabolite adenosine. We are developing TJ004309 in collaboration with I-Mab under a strategic collaboration and clinical trial agreement that we entered into in November 2018 (the TJ004309 Agreement). In July 2019, we began enrollment in a Phase 1 clinical trial to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with the PD-L1 checkpoint inhibitor Tecentriq® in patients with advanced solid tumors. We also entered into a separate strategic collaboration and clinical trial agreement (the Bispecific Agreement) which allows for the development of up to five of I-Mab’s proprietary bispecific antibody product candidates to be nominated by I-Mab within a five-year period for development and commercialization in North America, with the option to opt-in and acquire product rights outside of Greater China and Korea prior to completing the first pivotal clinical trial for any bispecific product candidate.

In March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. In March 2020, we also learned that I-Mab entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a bispecific antibody (the BsAb) using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breaches of the TJ004309 Agreement and the Bispecific Agreement. As of the date of this Annual Report, these disputes have not been resolved. We believe that based on these transactions, we may be entitled to receive payments under the TJ004309 Agreement, although I-Mab has disputed that any payment is due. We cannot currently estimate the likely outcome of the dispute under the TJ004309 Agreement or the Bispecific Agreement. Until these discussions are complete, we may be unable to provide a timeline as to when or if we will file an IND for a bispecific antibody under the Bispecific Agreement. Furthermore, our ability to license certain bispecific product candidates from I-Mab may be more limited than we previously believed due to I-Mab’s separate license with ABL Bio that preceded our license with I-Mab. In February 2021, I-Mab sent us a notice purporting to terminate the TJ4309 Agreement, which would result in I-Mab owing us a prespecified early termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 trial of TJ004309 is complete, and we therefore believe the TJ4309 Agreement has not been terminated and continue to perform our contractual obligations.

The following table summarizes key information regarding ongoing and planned development of our clinical stage product candidates:

	Phase	Data Expected
Envafolimab (3D Medicines and Alphamab)
Soft Tissue Sarcoma (UPS and MFS)	Pivotal Phase 2	Interim Data - 2021 Final Data - 2022
TRC102
Solid tumors and Lymphomas	Phase 1/2	2021
TJ004309 (I-Mab)
Solid Tumors	Phase 1	2021

We utilize a CRO-independent product development platform that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups manage significant aspects of our clinical trials with internal resources. We use these internal resources to minimize the costs associated with utilizing CROs to conduct clinical trials. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which expedites patient enrollment and improves the quality of patient data as compared to a CRO-managed model. We have leveraged this platform in all of our sponsored clinical trials. We have also leveraged our product development platform to diversify our product pipeline without payment of upfront license fees through license agreements with 3D Medicines and Alphamab, I-Mab, and Janssen. We continue to evaluate ex-U.S. companies that would benefit from a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise. We believe we will continue to be recognized as a preferred U.S. clinical development partner through a cost- and risk-sharing partnership structure, which may include U.S. commercialization.

Our goal is to be a leader in the development of targeted therapies for patients with cancer and other diseases of high unmet medical need.

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt under our credit facility with Silicon Valley Bank (SVB). At December 31, 2020, we had cash, cash equivalents, and short-term investments totaling $36.1 million.

We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $16.8 million and $22.7 million for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, we had an accumulated deficit of $179.1 million.

We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase slightly in 2021 as we:

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

Collaboration and License Agreements

Collaboration Agreement with 3D Medicines and Alphamab

In December 2019, we, 3D Medicines, and Alphamab entered into the Envafolimab Collaboration Agreement for the development of envafolimab, an investigational PD-L1 sdAb, or nanobody, administered by rapid subcutaneous injection, for the treatment of sarcoma in North America.

Pursuant to the Envafolimab Collaboration Agreement, we were granted an exclusive license to develop and commercialize envafolimab for the treatment of sarcoma in North America.  We are responsible for conducting and will bear the costs of any Phase 1, Phase 2, and Phase 3 or post-approval clinical trial in North America for envafolimab in the indications of refractory and first line treatment of sarcoma. 3D Medicines and Alphamab are responsible for conducting and will bear the costs of investigational new drug (IND)-enabling studies (other than those specific to the sarcoma indication) and the preparation of chemical, manufacturing and controls (CMC) activities sections of an IND application for envafolimab. 3D Medicines and Alphamab have agreed to manufacture and supply, or to arrange for a third party manufacturer to manufacture and supply, envafolimab to us at pre-negotiated prices that vary based on clinical or commercial use. 3D Medicines and Alphamab retained the right to develop envafolimab in all territories outside of North America as well as within North America for all indications other than sarcoma.

We will be responsible for commercializing envafolimab for sarcoma in North America, including booking of sales revenue, unless (a) envafolimab is first approved in North America for an indication other than sarcoma and launched in North America, or (b) envafolimab is first approved in North America for sarcoma and subsequently approved in North America for an additional non-

orphan indication and sold commercially by 3D Medicines and/or Alphamab, or licensee, in which case 3D Medicines and Alphamab will be responsible for commercializing envafolimab for sarcoma in North America, including booking of sales revenue. If 3D Medicines and Alphamab become responsible for commercialization under the Envafolimab Collaboration Agreement, we have the option to co-market envafolimab for sarcoma in North America. In the event that envafolimab is first approved in North America for sarcoma and within three years of the commercial launch of envafolimab in North America for sarcoma 3D Medicines and Alphamab replace us as the party responsible for commercialization, and we elect and 3D Medicines and Alphamab agree for us to not co-market envafolimab for sarcoma in North America, then 3D Medicines and Alphamab will be required to compensate us for our costs associated with preparing for and conducting commercial activities.

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

Each party agreed that during the term of the Envafolimab Collaboration Agreement, it would not develop or license from any third party a monospecific inhibitor to PD-L1 or PD-1 in sarcoma.

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

In the TJ004309 Agreement, we are collaborating with I-Mab on developing TJ004309, and will bear the costs of filing an IND application and for Phase 1 clinical trials, share costs equally for Phase 2 clinical trials, and we will bear 40% and I-Mab 60% of the costs for pivotal clinical trials. I-Mab will also be responsible for the cost of certain non-clinical activities and the supply of TJ004309 and any reference drugs used in the development activities. We also agreed with I-Mab for a specified period of time to not develop or license to or from a third party any monoclonal antibody targeting CD73 or any other biologic for certain indications that a JSC, as set up under the TJ004309 Agreement, selects for TJ004309 development.

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

The TJ004309 Agreement may be terminated by either party in the event of an uncured material breach by the other party or bankruptcy of the other party, or for safety reasons related to TJ004309.  I-Mab may also terminate the TJ004309 Agreement if we cause certain delays in completing a Phase 1 clinical trial. In addition, I-Mab may terminate the TJ004309 Agreement for any reason within 90 days following the completion of the first Phase 1 clinical trial, in which case we would be entitled to a minimum termination fee of $9.0 million, or following the completion of the first Phase 2 clinical trial, in which case we would be entitled to a pre-specified termination fee of $15.0 million and either a percentage of non-royalty consideration I-Mab may receive as part of a license to a third party or an additional payment if TJ004309 is approved for marketing outside Greater China before a third party license is executed, in addition to a double digit percentage of royalty consideration. In February 2021, I-Mab sent us a notice purporting to terminate the TJ4309 Agreement, which would result in I-Mab owing us a prespecified early termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 trial of TJ004309 is complete, and we therefore believe the TJ4309 Agreement has not been terminated and continue to perform our contractual obligations.

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

At any time prior to completing the first pivotal clinical trial for a product candidate or if I-Mab ceases to support development costs or pay its portion of Phase 3 clinical trial costs for a product candidate or the JSC decides to cease development over our objections after initiating Phase 3 clinical trials, we will have an option to obtain an exclusive license to such product candidate in all territories except Greater China and Korea and any other territories in which I-Mab previously licensed rights to a third party subject to our right of first refusal for any licenses I-Mab may grant to third-parties.

If we exercise our licensing option, we would assume sole responsibility for developing and commercializing the product candidate in the licensed territory, and in lieu of profit or loss sharing with I-Mab with respect to such product candidate, we would owe I-Mab pre-specified upfront and milestone payments and royalties on net sales, with the payments and royalties escalating depending on the phase of development the product candidate reached at the time we obtained the exclusive license as follows: (i) if before IND-enabling studies and the preparation of the CMC activities of the collaborative product, we would owe I-Mab a one-time upfront payment of $10.0 million, development and regulatory based milestone payments totaling up to $90.0 million that begin upon completion of a pivotal trial, sales milestones totaling up to $250.0 million, and royalties in the mid-single digits on annual net sales; (ii) if after IND submission but before completion of a Phase 1a clinical trial of the collaborative product, we would owe I-Mab a one-time upfront payment of $25.0 million, development and regulatory based milestone payments totaling up to $125.0 million that begin upon completion of a pivotal trial, sales milestones totaling up to $250.0 million, and royalties in the high single digits on annual net sales; (iii) if after completion of a Phase 1a clinical trial but before completion of a Phase 2 proof of concept clinical trial for the collaborative product, we would owe I-Mab a one-time upfront payment of $50.0 million, development and regulatory based milestone payments totaling up to $250.0 million that begin upon completion of a pivotal trial, sales milestones totaling up to $250.0 million, and royalties in the low double digits on annual net sales; and (iv) if after completion of a Phase 2 proof of concept clinical trial and before completion of a pivotal trial for the collaborative product, we would owe I-Mab a one-time upfront payment of $80.0 million, development and regulatory based milestone payments totaling up to $420.0 million that begin upon completion of a pivotal trial, sales milestones totaling up to $250.0 million, and royalties in the high-teens on annual net sales.

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

In April 2020, Janssen notified us that it would not be exercising its option to reacquire rights to TRC253 following its review of data from the Phase 1/2 trial of TRC253 in prostate cancer. As a result, we have retained worldwide development and commercialization rights to TRC253, and are obligated to pay to Janssen (x) development and regulatory based milestone payments totaling up to $45.0 million upon achievement of specified events and (y) royalties in the low single digits based on annual net sales of TRC253 products, subject to certain specified reductions.

Other License Agreements

Under each of our license agreements we may have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. We do not have any significant ongoing annual payment obligations under these license agreements. As of December 31, 2020, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. These commitments include the following:

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

Financial Operations Overview

Revenue

Our revenue during the three year period ended December 31, 2020 was derived from our 2017 collaboration with Ambrx, Inc. (Ambrx). In February 2019, Ambrx notified us that it had elected to terminate its agreement with us, which became effective 90 days after the notice. The terms of this arrangement contained multiple promised goods and services.  The license agreement provided for the receipt of multiple types of payments, including a non-refundable upfront payment, milestone payments, and royalties on net product sales. In accordance with our revenue recognition policy, we identified one performance obligation for all of the promised goods and services under the agreement and recognized revenue for the fixed or determinable collaboration consideration at a point in time, which occurred in the first quarter of 2018.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Third-party research and development expenses:
TRC105	$128	$4,596	$18,732
TRC253	832	3,752	3,573
TRC102	197	161	164
TRC694	—	115	1,401
TJ004309	1,553	517	21
Envafolimab	1,107	4	—
Total third-party research and development expenses	3,817	9,145	23,891
Unallocated expenses	4,381	5,385	6,569
Total research and development expenses	$8,198	$14,530	$30,460

Unallocated expenses consist primarily of our internal personnel related and facility costs.

We expect our current level of research and development expenses to increase slightly in 2021 due to enrollment of the ENVASARC trial.

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

Revenue Recognition

Our revenue during the three year period ended December 31, 2020 was derived from our 2017 collaboration with Ambrx. The terms of this arrangement included payments to us for the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.  In accordance with Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, we perform the following five steps in determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of these agreements: (i) identification of the contract(s) with a customer; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we satisfy each performance obligation.  We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. Once a contract is determined to be within the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers, at contract inception, we assess the goods or services promised within the contract to determine those that are performance obligations and assess whether each promised good is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

As part of the accounting for these types of arrangements, we develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success.

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

Clinical Trial Expense Accruals

As part of the process of preparing our financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors, clinical sites, and consultants in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.

Our objective is to reflect the appropriate trial expenses in our financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, we adjust the clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical accruals are dependent upon accurate reporting by third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three years in the period ended December 31, 2020, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

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

The following table summarizes the stock-based compensation expense recognized in our consolidated financial statements:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Research and development	$386	$776	$1,462
General and administrative	648	848	1,205
Total stock-based compensation expense	$1,034	$1,624	$2,667

As of December 31, 2020, the unrecognized stock-based compensation expense related to outstanding time-based stock options was $1.3 million and is expected to be recognized as expense over a weighted-average period of approximately 2.6 years.

Other Company Information

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2020, we had federal and California net operating loss, or NOL, carryforwards, of approximately $152.5 million and $117.7 million, respectively. The federal and California NOL carryforwards will begin expiring in 2030, unless previously utilized. The federal NOL generated after 2017 of $69.3 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. At December 31, 2020, we had federal and California research and development and Orphan Drug credit carryforwards of approximately $10.3 million and $2.5 million, respectively. The federal research and development and Orphan Drug credit carryforwards will begin expiring in 2031, unless previously utilized. The California research and development credit carryforwards do not expire.

Pursuant to Sections 382 and 383 of the Internal Revenue Code (Code), our annual use of our NOL and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. We completed a Section 382/383 analysis regarding the limitation of our NOL and research and development credit carryforwards as of December 31, 2018 and did not identify a cumulative change in ownership of more than 50% within the proceeding three-year period. Future ownership changes, including changes during the year ended December 31, 2020, may limit our ability to utilize our remaining NOL and research and development tax credit carryforwards. As of December 31, 2020, we had a full valuation allowance against our deferred tax assets.

Results of Operations

This section discusses our results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019. For a discussion and analysis of the year ended December 31, 2019 compared to the year ended December 31, 2018 please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019	Change
	(in thousands)
Research and development expenses	$8,198	$14,530	$(6,332)
General and administrative expenses	8,025	7,766	259
Other income (expense)	(552)	(378)	(174)

Research and development expenses.  Research and development expenses were $8.2 million and $14.5 million for the years ended December 31, 2020 and 2019, respectively. The decrease of $6.3 million was primarily due to the termination of carotuximab development in oncology and lower manufacturing expenses for TRC253.

General and administrative expenses.  General and administrative expenses were $8.0 million and $7.8 million for the years ended December 31, 2020 and 2019, respectively. The increase of $0.3 million was primarily due to corporate related expenses.

Other expense, net. Other expense, net was $0.6 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and cash equivalents, short-term investments, and amounts available under existing common stock purchase agreements, including our common stock purchase agreement with Aspire Capital and our Capital on DemandTM sales agreement with JonesTrading. We believe that these sources are sufficient to fund the current requirements of working capital and other financial commitments, including our long-term debt and operating lease obligations, for the next twelve months from the financial statement issuance date. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2020, we had an accumulated deficit of $179.1 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to increase slightly in 2021 due to enrollment of the ENVASARC pivotal trial. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

Sale of Common Stock

In December 2020, we sold 1,612,844 shares of our common stock at an average purchase price of $8.56 for net proceeds of $13.6 million in two registered direct offerings with certain institutional investors.

In August 2020, we sold 2,633,838 shares of our common stock at an average purchase price of $1.66 per share and warrants to purchase 3,429,696 shares of our common stock at an average purchase price of $1.64 per share with an exercise price of $0.01 per share (the 2020 Pre-Funded Warrants) for net proceeds of approximately $10.0 million in a private placement with multiple accredited institutional health care focused funds. In accordance with their terms, the 2020 Pre-Funded Warrants may not be exercised if the holder’s ownership of our common stock would exceed 19.99% of our total shares outstanding following such exercise.

In March 2018, we entered into a securities purchase agreement with new and certain existing investors for the purchase of $38.7 million of our common stock and warrants. We sold approximately 1.2 million shares of common stock at a purchase price of $27.00 per share, pre-funded warrants to purchase approximately 0.2 million shares of common stock at a purchase price of $26.90 per share and an exercise price of $0.10 per share, and warrants to purchase approximately 1.4 million shares of common stock at a purchase price of $1.25 per share and an exercise price of $27.00 per share. We received total net proceeds of $36.5 million.

Common Stock Purchase Agreement with Aspire Capital

In October 2019, as amended in April 2020, we entered into the 2019 Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations of the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time during the 30 month term of the 2019 Purchase Agreement and at prices based on the market price of our common stock at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, we issued to Aspire Capital 142,658 shares of our common stock. As of December 31, 2020, we had sold an aggregate 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $9.6 million.

ATM Facility

In December 2020, we entered into a Capital on DemandTM Sales Agreement, or the Sales Agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, all of which remains available for sale as of December 31, 2020. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement.

In connection with entering into the Sales Agreement in December 2020, we terminated our prior Capital on Demand™ Sales Agreement, dated September 6, 2018, with JonesTrading and no further sales of Common Stock will occur under the prior sales agreement. As of December 31, 2020, we had sold an aggregate 3.0 million shares of common stock for net proceeds of $7.1 million under the prior sales agreement with JonesTrading.

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

The 2018 Amended SVB Loan provides for interest to be paid at a rate of 9.0% per annum, with interest-only payments due monthly through June 30, 2019. Thereafter, in addition to interest accrued during such period, the monthly payments include an amount equal to the outstanding principal at June 30, 2019 divided by 30 months. At maturity (or earlier prepayment), we are also required to make a final payment equal to 4.0% of the original principal amount of the amounts borrowed. The 2018 Amended SVB Loan provides for prepayment fees of 1.0% of the amount prepaid if the prepayment occurs after May 3, 2020. In April 2020, we entered into an agreement with SVB (Deferral Agreement) which granted us an interest-only payment period for six months, with a corresponding six month extension to the maturity date which is now June 2022. All other material terms and conditions of the 2018 Amended SVB Loan remained unchanged.

The 2018 Amended SVB Loan is collateralized by substantially all of our assets, other than our intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be required to immediately repay all obligations under the 2018 Amended SVB Loan. As of December 31, 2020, we were in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

As of December 31, 2020, the total outstanding balance owed under the 2018 Amended SVB Loan amounted to $4.2 million. Future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment, as of December 31, 2020 are $3.1 million in the next 12 months and $4.8 million in the next 24 months.

Operating Lease Obligations

Our operating lease obligations relate to our corporate headquarters in San Diego, California, which expires in April 2022. Future minimum lease payments under this lease are $0.5 million in the next twelve months and $0.7 million in the next 24 months.

Janssen License Agreement

We have retained worldwide development and commercialization rights to TRC253 following Janssen’s decision to not exercise its option to reacquire the TRC253 rights. As a result, we are obligated to pay to Janssen (x) development and regulatory based milestone payments totaling up to $45.0 million upon achievement of specified events and (y) royalties in the low single digits based on annual net sales of TRC253 products, subject to certain specified reductions. These obligations are contingent upon future events such as our achievement of specified development and regulatory milestones and the sale of the developed product. As of December 31, 2020, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Years Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(17,042)	$(23,650)
Investing activities	(4,003)	14,020
Financing activities	36,764	906
Increase (decrease) in cash and cash equivalents	$15,719	$(8,724)

Operating activities.  Net cash used in operating activities was $17.0 million and $23.7 million for the years ended December 31, 2020 and 2019, respectively, and was primarily due to our net loss for the respective year, adjusted for noncash items and offset by changes in our working capital.

Investing activities.  Net cash used in investing activities was $4.0 million for the year ended December 31, 2020 and was primarily due to the purchase of short-term investment securities. Net cash provided by investing activities was $14.0 million for the year ended December 31, 2019 and was due to maturities of short-term investments partially offset by purchases of these investments.

Financing activities.  Net cash provided by financing activities was $36.8 million for the year ended December 31, 2020 and primarily resulted from $13.6 million in net proceeds received from the sale of common stock in two registered direct offerings, $10.0 million in net proceeds received from the sale of common stock and pre-funded warrants in a private placement, $9.6 million in net proceeds of sales of our common stock under our 2019 Purchase Agreement with Aspire Capital, and $4.8 million in net proceeds of sales of our common stock through our prior September 2018 ATM facility with JonesTrading, offset by $1.4 million in net repayments on borrowings under our SVB loan agreement. Net cash provided by financing activities was $0.9 million for the year ended December 31, 2019 and primarily resulted from $2.3 million in net proceeds received from the issuance of common stock through our ATM facility with JonesTrading, offset by $1.4 million in net repayments on borrowings under our SVB loan agreement.

Funding Requirements

At December 31, 2020, we had cash, cash equivalents, and short-term investments totaling $36.1 million. We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our obligations into the second half of 2022. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our ongoing and planned clinical trials;
•	the ability and willingness of our collaboration partners and licensees to continue clinical development of product candidates;
•	our ability to enter into and maintain our collaborations, including our collaborations with 3D Medicines and Alphamab, and I-Mab;
•	our ability to achieve, and our obligations to make, milestone payments under our collaboration and license agreements;
•	the outcome of our negotiations with I-Mab with respect to payments under the TJ004309 Agreement;
•	the costs and timing of procuring supplies of product candidates for clinical trials and regulatory submissions;
•	the scope, progress, results and costs of preclinical development, and clinical trials of our product candidates;
•	the extent to which the COVID-19 pandemic delays our clinical development activities or those of our collaborators;
•	the costs, timing and outcome of regulatory review of product candidates;
•	the revenue, if any, received from commercial sales of our product candidates for which we or any of our partners, including 3D Medicines, Alphamab and I-Mab, may receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

TRACON Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TRACON Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Clinical Trial Expense Accruals
Description of the Matter

During 2020, the Company incurred $8.2 million for research and development expense and as of December 31, 2020, the Company accrued $3.6 million for clinical trial expenses. As described in Note 1 of the financial statements, the Company records accruals for estimated research and development costs relating to clinical trials comprising payments for work performed by third party vendors and consultants, participating clinical trial sites, and others. The Company accounts for the expenses based upon the progress of the clinical trial as measured by patient progression through the trial.

Auditing the Company’s accounting for clinical trial expense accruals was especially challenging as evaluating the progress or patient progression through the clinical trials is dependent upon a high volume of data which is tracked in spreadsheets.

How We Addressed the Matter in Our Audit

To test the completeness of the Company’s accrued clinical trial expenses, among other procedures, we obtained supporting evidence of the research and development activities performed for significant clinical trials. We inquired of internal clinical trial project managers to understand the status of significant clinical trial activities. To assess the appropriate measurement of accrued clinical trial costs, our audit procedures included, among others, obtaining and inspecting significant agreements and agreement amendments, evaluating the Company’s documentation of key milestones and completion terms, activities, timing, and costs of clinical trials, and testing a sample of transactions by comparing the costs against related invoices and contracts. We also tested a sample of subsequent payments by agreeing the invoice to the original accrual and the invoice payments to bank statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

San Diego, California

February 25, 2021

TRACON Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$32,131	$16,412
Short-term investments	3,999	—
Prepaid and other assets	784	848
Total current assets	36,914	17,260
Property and equipment, net	16	23
Other assets	508	838
Total assets	$37,438	$18,121
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,235	$7,875
Accrued compensation and related expenses	1,590	1,355
Long-term debt, current portion	2,718	2,604
Total current liabilities	10,543	11,834
Other long-term liabilities	432	850
Long-term debt, less current portion	1,391	2,739
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at December 31, 2020 and December 31, 2019; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 40,000,000 and 20,000,000 at December 31, 2020 and December 31, 2019, respectively; issued and outstanding shares — 15,478,787 and 4,051,187 at December 31, 2020 and December 31, 2019, respectively	15	4
Additional paid-in capital	204,166	165,028
Accumulated deficit	(179,109)	(162,334)
Total stockholders’ equity	25,072	2,698
Total liabilities and stockholders’ equity	$37,438	$18,121

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Collaboration revenue	$—	$—	$3,000
Operating expenses:
Research and development	8,198	14,530	30,460
General and administrative	8,025	7,766	7,280
Total operating expenses	16,223	22,296	37,740
Loss from operations	(16,223)	(22,296)	(34,740)
Other income (expense):
Interest expense, net	(545)	(386)	(231)
Other income (expense), net	(7)	8	12
Total other expense	(552)	(378)	(219)
Net loss	$(16,775)	$(22,674)	$(34,959)

Net loss per share, basic and diluted	$(1.87)	$(7.47)	$(12.97)
Weighted-average shares outstanding, basic and diluted	8,984,148	3,034,299	2,694,624

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	1,771,242	$2	$121,686	$(104,701)	$16,987
Issuance of common stock under equity plans	22,881	—	185	—	185
Stock-based compensation expense	—	—	2,667	—	2,667
Vested shares related to repurchase liability	—	—	8	—	8
Issuances of common stock and warrants, net of offering costs	1,193,059	1	36,455	—	36,456
Issuance of common stock warrants in connection with debt financing	—	—	98	—	98
Net loss	—	—	—	(34,959)	(34,959)
Balance at December 31, 2018	2,987,182	3	161,099	(139,660)	$21,442
Issuance of common stock under equity plans	9,270	—	12	—	12
Stock-based compensation expense	—	—	1,624	—	1,624
Issuances of common stock, net of offering costs	1,054,735	1	2,293	—	2,294
Net loss	—	—	—	(22,674)	(22,674)
Balance at December 31, 2019	4,051,187	4	165,028	(162,334)	2,698
Issuance of common stock under equity plans	6,628	—	2	—	2
Stock-based compensation expense	—	—	1,034	—	1,034
Issuances of common stock and warrants, net of offering costs	11,320,972	11	37,976	—	37,987
Issuance of common stock in exchange for services	100,000	—	126	—	126
Net loss	—	—	—	(16,775)	(16,775)
Balance at December 31, 2020	15,478,787	$15	$204,166	$(179,109)	$25,072

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(16,775)	$(22,674)	$(34,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,034	1,624	2,667
Common stock issued for services	126	—	—
Depreciation and amortization	12	22	28
Noncash interest	123	234	272
Amortization of debt discount	43	81	94
Amortization of premium/discount on short-term investments	(1)	(52)	(100)
Lease asset amortization and liability accretion, net	(25)	(6)	—
Deferred rent	—	—	11
Deferred revenue	—	—	(3,000)
Changes in assets and liabilities:
Prepaid expenses and other assets	64	651	92
Accounts payable and accrued expenses	(1,878)	(3,421)	4,142
Accrued compensation and related expenses	235	(109)	(30)
Net cash used in operating activities	(17,042)	(23,650)	(30,783)
Cash flows from investing activities
Purchase of property and equipment	(5)	—	—
Purchases of available-for-sale short-term investments	(3,998)	(4,980)	(32,869)
Proceeds from the maturity of available-for-sale short-term investments	—	19,000	24,000
Net cash provided by (used in) investing activities	(4,003)	14,020	(8,869)
Cash flows from financing activities
Proceeds from long-term debt	—	—	7,000
Repayment of long-term debt	(1,400)	(1,400)	(8,320)
Proceeds from sale of common stock and warrants, net of offering costs	38,162	2,294	36,456
Proceeds from issuance of common stock under equity plans, net of tax withholdings	2	12	185
Net cash provided by financing activities	36,764	906	35,321
Increase (decrease) in cash and cash equivalents	15,719	(8,724)	(4,331)
Cash and cash equivalents at beginning of period	16,412	25,136	29,467
Cash and cash equivalents at end of period	$32,131	$16,412	$25,136
Supplemental disclosure of cash flow information
Interest paid	$443	$612	$642
Supplemental schedule of noncash investing and financing activities
Issuance of common stock warrants in connection with long-term debt	$—	$—	$98
Issuance of common stock in connection with common stock purchase agreement	$—	$450	$—

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

TRACON Pharmaceuticals, Inc. (TRACON or the Company) was incorporated in the state of Delaware on October 28, 2004. TRACON is a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, and utilizes its cost efficient, contract research organization (CRO) independent product development platform to partner with ex-U.S. companies to develop and commercialize innovative products in the United States.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TRACON Pharma Limited and TRACON Pharma International Limited, which were formed in September 2015 and January 2019, respectively, and are currently inactive. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

As of December 31, 2020, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of December 31, 2020, the Company had an accumulated deficit of $179.1 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At December 31, 2020, the Company had cash, cash equivalents, and short-term investments of $36.1 million. Based on the Company’s current business plan, management believes that existing cash, cash equivalents, and short-term investments will be sufficient to fund the Company’s obligations for a period in excess of one year from the date of issuance of these financial statements. The completion of the two registered direct offerings in December 2020, which generated net proceeds of $13.6 million, the completion of the private placement of the Company’s common stock and pre-funded warrants in August 2020, which generated net proceeds to the Company of $10.0 million, the sale of the Company’s common stock under the common stock purchase agreement with Aspire Capital Fund, LLC (Aspire Capital), which generated net proceeds of $9.6 million during 2020, and the sale of the Company’s common stock under its prior Capital on Demand™ sales agreement with JonesTrading Institutional Services LLC (JonesTrading), which generated net proceeds of $4.8 million during 2020, alleviated the substantial doubt about the Company’s ability to continue as a going concern which existed at the reporting date of the December 31, 2019 consolidated financial statements.

The Company plans to continue to fund its losses from operations through its existing cash, cash equivalents, and short-term investments, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements. In addition, the Company may fund its losses from operations through the common stock purchase agreement the Company entered into with Aspire Capital in October 2019, as amended in April 2020, for the purchase of up to $15.0 million of the Company’s common stock over the 30 month period of the purchase agreement, $5.4 million of which remained available for sale as of December 31, 2020, and/or the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading in December 2020, pursuant to which the Company may sell, at its option, up to an aggregate of $50.0 million of the Company’s common stock, all of which remained available for sale as of December 31, 2020. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans, which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

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

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. The most significant estimates in the Company’s financial statements relate to expenses incurred for clinical trials. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company's assets or liabilities as of the date of this filing.

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

Revenue Recognition

To date, substantially all of the Company’s revenue has been derived from its prior license agreements. The terms of these arrangements included payments to the Company for the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products. In accordance with Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, the Company performs the following five steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of these agreements: (i) identification of the contract(s) with a customer; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation.  The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer. Once a contract is determined to be within the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers, at contract inception, the Company assesses the goods or services promised within the contract to determine those that are performance obligations and assesses whether each promised good is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For each of the three years in the period ended December 31, 2020, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31,
	2020	2019	2018
Warrants to purchase common stock	4,810,409	1,561,903	1,561,903
Common stock options and RSUs	601,481	370,391	300,738
ESPP shares	5,349	1,322	1,275
Total	5,417,239	1,933,616	1,863,916

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

2. Short-Term Investments, Cash Equivalents and Fair Value Measurements

At December 31, 2020, the Company’s short-term investments consisted of U.S. treasury securities and at December 31, 2019, the Company had no short-term investments. The Company classifies all investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

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

Cash equivalents, which are classified as equity securities, and short-term investments, which are classified as available-for-sale securities, consisted of the following (in thousands):

	December 31, 2020
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$1,002	$—	$—	$1,002
U.S. treasury securities	3,999	—	—	3,999
	$5,001	$—	$—	$5,001
Classified as:
Cash equivalents				$1,002
Short-term investments				3,999
Total cash equivalents and short-term investments				$5,001

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2020
Money market funds and U.S. treasury securities	$5,001	$—	$5,001	$—

3. Balance Sheet Details

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Computer and office equipment	$138	$133
Furniture and fixtures	19	19
Leasehold improvements	21	21
	178	173
Less accumulated depreciation and amortization	(162)	(150)
	$16	$23

Depreciation expense related to property and equipment totaled approximately $12,000, $22,000 and $28,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Accounts payable	$1,725	$2,408
Accrued clinical related expenses	3,559	4,231
Other accruals	533	881
Current portion of operating lease liability	418	355
	$6,235	$7,875

4. Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	December 31,
	2020	2019
Long-term debt	$4,200	$5,600
Less debt discount, net of current portion	(9)	(61)
Long-term debt, net of debt discount	4,191	5,539
Less current portion of long-term debt	(2,800)	(2,800)
Long-term debt, less current portion	$1,391	$2,739
Current portion of long-term debt	$2,800	$2,800
Current portion of debt discount	(82)	(196)
Current portion of long-term debt, net	$2,718	$2,604

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

The 2018 Amended SVB Loan provides for interest to be paid at a rate of 9.0% per annum.  Interest-only payments were due monthly through June 30, 2019. Thereafter, in addition to interest accrued during such period, the monthly payments include an amount equal to the outstanding principal at June 30, 2019 divided by 30 months. In April 2020, the Company entered into a deferral agreement with SVB (the Deferral Agreement) for an interest-only payment period of six months, with a corresponding six month extension to the maturity date to June 2022. All other key terms and conditions of the 2018 Amended SVB Loan remained unchanged and the transaction was accounted for as a debt modification.

At maturity (or earlier prepayment), the Company is required to make a final payment equal to 4.0% of the original principal amount borrowed. The 2018 Amended SVB Loan provides for prepayment fees of 1.0% of the amount prepaid if the prepayment occurs after May 3, 2020.

The 2018 Amended SVB Loan is collateralized by substantially all of the Company’s assets, other than the Company’s intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the 2018 Amended SVB Loan. As of December 31, 2020, the Company was in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

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

At December 31, 2020, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841	$108.60
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
May 3, 2025	5,363	$26.10
	15,747

Future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment, as of December 31, 2020 are as follows (in thousands):

2021	$3,066
2022	1,717
4,783
Less interest and final payment	(583)
Long-term debt	$4,200

5. Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At December 31, 2020, potential future milestone payments under these agreements, including future milestone payments associated with TRC253 acquired from Janssen Pharmaceutica N.V. (Janssen) as discussed in Note 7, totaled an aggregate of $54.6 million.

6. Stockholders’ Equity

Authorized Shares of Common Stock

In December 2020, the Company’s stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation, as amended, and increased the 20,000,000 shares of common stock previously authorized to 40,000,000 shares.

Sales of Common Stock

In December 2020, the Company sold 1,612,844 shares of its common stock at an average purchase price of $8.84 for net proceeds of $13.6 million in two registered direct offerings with certain institutional investors.

In August 2020, the Company sold 2,633,838 shares of its common stock at an average purchase price of $1.66 per share and warrants to purchase 3,429,696 shares of its common stock at an average purchase price of $1.64 per share with an exercise price of $0.01 per share (the 2020 Pre-Funded Warrants) for net proceeds of approximately $10.0 million in a private placement with multiple accredited institutional health care focused funds. In accordance with their terms, the 2020 Pre-Funded Warrants may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99% of the Company’s total shares outstanding following such exercise. The 2020 Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital on the consolidated balance sheets.

In October 2019, as amended in April 2020, the Company entered into a Common Stock Purchase Agreement (the 2019 Purchase Agreement) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock solely at the Company’s request from time to time during the 30 month period of the agreement and at prices based on the market price at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, the Company issued 142,658 shares of its common stock to Aspire Capital. As of December 31, 2020, the Company had sold an aggregate 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $9.6 million.

In March and April 2018, the Company sold 1,193,059 shares of its common stock at a purchase price of $27.00 per share, warrants to purchase 176,554 shares of its common stock at a purchase price of $26.90 per share and an exercise price of $0.10 per share (the 2018 Pre-Funded Warrants) and warrants to purchase 1,369,602 shares of its common stock at a purchase price of $1.25 per share and an exercise price of $27.00 per share (the Common Warrants) for net proceeds of approximately $36.5 million in a private placement to new and certain existing accredited investors.  In accordance with their terms, the 2018 Pre-Funded Warrants and the Common Warrants may not be exercised if the holder’s ownership of the Company’s common stock would exceed 9.99% or 19.99% of the Company’s total shares outstanding following such exercise, depending on the investor.  Both the 2018 Pre-Funded Warrants and the Common Warrants were recorded as a component of stockholders’ equity within additional paid-in capital. In April 2018, in connection with this transaction, the Company paid Angel Pond Capital, an affiliate of a holder of more than 5% of the Company’s common stock and an affiliate of a member of the Company’s Board of the Directors at that time, a fee totaling approximately $1.9 million as consideration for acting as a nonexclusive placement agent for this financing.

At-The-Market Issuance Sales Agreement

In December 2020, the Company entered into a Capital on DemandTM Sales Agreement, or the Sales Agreement, with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $50.0 million of the Company’s common stock through JonesTrading, as sales agent or principal, all of which remains available for sale as of December 31, 2020. Sales of the Company’s common stock made pursuant to the JonesTrading Agreement, if any, will be made on the Nasdaq Capital Market under the Company’s effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the JonesTrading Agreement, the Company may also sell shares of its common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement.

In connection with entering into the JonesTrading Agreement in December 2020, the Company terminated its prior Capital on Demand™ Sales Agreement, dated September 6, 2018, with JonesTrading and no further sales of common stock will occur under the prior sales agreement. As of December 31, 2020, the Company had sold an aggregate 3.0 million shares of common stock for net proceeds of $7.1 million under the prior sales agreement with JonesTrading.

Common Stock Warrants

As of December 31, 2020, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841	$108.60
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
March 27, 2024	1,369,602	$27.00
March 27, 2025	176,554	$0.10
May 3, 2025	5,363	$26.10
August 27, 2027	1,889,513	$0.01
August 31, 2027	1,358,993	$0.01
	4,810,409

During the year ended December 31, 2020, 181,190 pre-funded warrants were exercised for net proceeds of $2,000.

Stock Compensation Plans

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

Restricted Stock Units

In 2016, the Company issued RSUs to employees and members of the Company’s board of directors under the 2015 Plan. The total grant-date fair value of RSUs that vested during the years ended December 31, 2020 and 2019 was $0.3 million and $0.4 million, respectively. As of December 31, 2020, there were no outstanding RSUs.

Restricted stock unit activity under the 2015 Plan is summarized as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2019	3,520	$79.20
Granted	—	—
Vested	(3,520)	$79.20
Forfeited	—	—
Outstanding at December 31, 2020	—	$79.20

Stock Options

Stock option activity under all Plans is summarized as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2019	366,871	$36.62
Granted	295,510	$3.62
Exercised	—	—
Forfeited	(60,900)	$25.88
Balance at December 31, 2020	601,481	$21.50

Information about the Company’s outstanding stock options as of December 31, 2020 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding	601,481	$ 21.50	7.57	$ 2,746,663
Options vested and expected to vest	601,481	$ 21.50	7.57	$ 2,746,663
Options exercisable	252,565	$ 43.20	5.82	$ 362,644

The weighted-average grant date fair value per share of employee option grants during the years ended December 31, 2020, 2019 and 2018 was $2.62, $5.55 and $16.69, respectively. The aggregate intrinsic value used in the above table of options at December 31, 2020 is based on the Company’s closing market price per common share on December 31, 2020 of $11.70. No stock options were exercised during the years ended December 31, 2020 and 2019. The Company received approximately $0.2 million in proceeds from the exercise of stock options during the year ended December 31, 2018. The total intrinsic value of options exercised was approximately $0.2 million during the year ended December 31, 2018. The total grant-date fair value of options that vested during the years ended December 31, 2020, 2019 and 2018 was $1.0 million, $1.5 million and $2.6 million, respectively.

Employee Stock Purchase Plan (ESPP)

On January 1, 2015, the Company’s board of directors adopted the ESPP, which became effective upon the pricing of the Company’s initial public offering on January 29, 2015. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Initially, a total of 18,346 shares of common stock was reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2016 fiscal year, by an amount equal to the lessor of: (i) 36,692 shares; (ii) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; or (iii) such other amount as the Company’s board of directors may determine. Stock compensation expense for the years ended December 31, 2020, 2019 and 2018 related to the ESPP was immaterial.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.2%	2.6%	2.8%
Expected volatility	85.8%	81.1%	79.6%
Expected term (in years)	6.2	6.2	6.2
Expected dividend yield	—	—	—

Risk-free interest rate.  The Company bases the risk‑free interest rate assumption on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected volatility.  The Company considers its historical volatility when determining the expected volatility.

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

The allocation of stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Research and development	$386	$776	$1,462
General and administrative	648	848	1,205
	$1,034	$1,624	$2,667

 As of December 31, 2020 and 2019, the unrecognized compensation cost related to outstanding time-based options was $1.3 million and $1.6 million, respectively, and is expected to be recognized as expense over approximately 2.6 years and 2.6 years, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

	December 31,
	2020	2019
Common stock warrants	4,810,409	1,561,903
Common stock options and RSUs granted and outstanding	601,481	370,391
Awards available under the 2015 Plan	57,468	128,589
Shares available under the Employee Stock Purchase Plan	105,614	73,470
	5,574,972	2,134,353

7. Collaborations

3D Medicines and Alphamab

In December 2019, the Company, 3D Medicines Co., Ltd. (3D Medicines), and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) entered into the Envafolimab Collaboration Agreement for the development of envafolimab, also known as KN035, an investigational PD-L1 sdAb, or nanobody, administered by subcutaneous injection, for the treatment of sarcoma in North America. No consideration was exchanged in the Envafolimab Collaboration Agreement. Given no consideration was exchanged, no value was assigned to the Envafolimab Collaboration Agreement in the accompanying consolidated balance sheets.

Pursuant to the Envafolimab Collaboration Agreement, the Company was granted an exclusive license to develop and commercialize envafolimab for the treatment of sarcoma in North America.  The Company is responsible for conducting, and will bear the costs of Phase 1, Phase 2, and Phase 3 or post-approval clinical trials in North America for envafolimab in the indications of refractory and first line treatment of sarcoma. 3D Medicines and Alphamab are responsible for conducting, and will bear the costs of, investigational new drug (IND)-enabling studies (other than those specific to the sarcoma indication) and the preparation of chemistry, manufacturing and controls (CMC) activities sections of an IND application for envafolimab. 3D Medicines and Alphamab have agreed to manufacture and supply, or to arrange for a third party manufacturer to manufacture and supply, envafolimab to the Company at pre-negotiated prices that vary based on clinical or commercial use. 3D Medicines and Alphamab retained the right to develop envafolimab in all territories outside of North America as well as within North America for all indications other than sarcoma.

The Company will be responsible for commercializing envafolimab for sarcoma in North America, including booking of sales revenue, unless (a) envafolimab is first approved in North America for an indication other than sarcoma and launched in North America, or (b) envafolimab is first approved in North America for sarcoma and subsequently approved in North America for an additional non-orphan indication and sold commercially by 3D Medicines and/or Alphamab, or licensee, in which case 3D Medicines and Alphamab will be responsible for commercializing envafolimab for sarcoma in North America, including booking of sales revenue. If 3D Medicines and Alphamab become responsible for commercialization under the Envafolimab Collaboration Agreement, the Company has the option to co-market envafolimab for sarcoma in North America. In the event that envafolimab is first approved in North America for sarcoma and within three years of the commercial launch of envafolimab in North America for sarcoma 3D Medicines and Alphamab replace the Company as the party responsible for commercialization, and the Company elects and 3D Medicines and Alphamab agree for the Company to not co-market envafolimab for sarcoma in North America, then 3D Medicine and Alphamab will be required to compensate the Company for its costs associated with preparing for and conducting commercial activities.

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

Each party agreed that during the term of the Envafolimab Collaboration Agreement, it would not develop or license from any third party a monospecific inhibitor to PD-L1 or PD-1 in sarcoma.

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

In the event that I-Mab out-licenses the rights to TJ004309 to a third party, the Company would be entitled to receive escalating portions of royalty and non-royalty consideration received by I-Mab with respect to certain territories outside of Greater China. In the event that I-Mab commercializes TJ004309, the Company would be entitled to receive a royalty percentage on net sales by I-Mab in North America ranging from the mid-single digits to low double digits, and in the EU and Japan in the mid-single digits.  The portions of certain third party royalty and non-royalty consideration and the royalty from net sales by I-Mab to which the Company would be entitled will escalate based on the phase of development and relevant clinical trial obligations the Company completes under the TJ004309 Agreement, ranging from a high-single digit to a mid-teen percentage of non-royalty consideration as well as a double digit percentage of royalty consideration. In March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. On April 8, 2020, the Company issued a notice of dispute to I-Mab as the Company believes it may be entitled to receive a payment under the TJ004309 Agreement, although I-Mab has disputed that any payment is due. The Company cannot currently estimate the likely outcome of the dispute under the TJ004309 Agreement. In February 2021, I-Mab sent the Company a notice purporting to terminate the TJ4309 Agreement, which would result in I-Mab owing the Company a prespecified early termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 trial of TJ004309 is complete, and the Company therefore believes the TJ4309 Agreement has not been terminated and continues to perform its contractual obligations.

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

At any time prior to completing the first pivotal clinical trial for a product candidate or if I-Mab ceases to support development costs or pay its portion of Phase 3 clinical trial costs for a product candidate or the JSC decides to cease development over the Company’s objections after initiating Phase 3 clinical trials, the Company will have an option to obtain an exclusive license to such product candidate in all territories except Greater China and Korea, and any other territories in which I-Mab previously licensed rights to a third party subject to the Company’s right of first refusal for any licenses I-Mab may grant to third-parties.

If the Company exercises the option, it would assume sole responsibility for developing and commercializing the product candidate in the licensed territory, and in lieu of profit or loss sharing with I-Mab with respect to such product candidate, the Company would owe I-Mab pre-specified upfront and milestone payments and royalties on net sales, with the payments and royalties escalating depending on the phase of development the product candidate reached at the time the Company obtained the exclusive license as follows: (i) if before IND-enabling studies and the preparation of the CMC activities of the collaborative product, the Company would owe I-Mab a one-time upfront payment of $10.0 million, development and regulatory based milestone payments totaling up to $90.0 million that begin upon completion of a pivotal trial, sales milestones totaling up to $250.0 million, and royalties in the mid-single digits on annual net sales; (ii) if after IND submission but before completion of a Phase 1a clinical trial of the collaborative product, the Company would owe I-Mab a one-time upfront payment of $25.0 million, development and regulatory based milestone payments totaling up to $125.0 million that begin upon completion of a pivotal trial, sales milestones totaling up to $250.0 million, and royalties in the high single digits on annual net sales; (iii) if after completion of a Phase 1a clinical trial but before completion of Phase 2 proof of concept clinical trial for the collaborative product, the Company would owe I-Mab a one-time upfront payment of $50.0 million, development and regulatory based milestone payments totaling up to $250.0 million that begin upon completion of a pivotal trial, sales milestones totaling up to $250.0 million, and royalties in the low double digits on annual net sales; and (iv) if after completion of Phase 2 proof of concept clinical trial and before completion of pivotal trial for the collaborative product, the Company would owe I-Mab a one-time upfront payment of $80.0 million, development and regulatory based milestone payments totaling up to $420.0 million that begin upon completion of a pivotal trial, sales milestones totaling up to $250.0 million, and royalties in the high-teen double digits on annual net sales.

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

In March 2020, Santen announced the discontinuation of development of carotuximab, and in June 2020 terminated the agreement. No revenue was recognized related to this agreement for the years ended December 31, 2020, 2019 and 2018 and no further revenue will be recognized in connection with this agreement as Santen has terminated the carotuximab program.

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

With respect to the AR Mutant Program, the License and Option Agreement, as amended, provided Janssen with an option, which was exercisable until 90 days after the Company demonstrated clinical proof of concept of TRC253, to regain the rights to the licensed intellectual property and to obtain an exclusive license to commercialize the compounds and certain other specified intellectual property developed under the AR Mutant Program. In April 2020, Janssen notified the Company that it would not regain the rights to TRC253. Therefore, the Company now retains worldwide development and commercialization rights to the AR Mutant Program and is obligated to pay to Janssen (x) development and regulatory based milestone payments totaling up to $45.0 million upon achievement of specified events and (y) royalties in the low single digits based on annual net sales of AR Mutant Program products, subject to certain specified reductions.

No consideration was exchanged for these assets on the acquisition date. Given the early preclinical stage of development of these assets and the low likelihood of success of development through regulatory approval on the acquisition date, no value was assigned to these assets in the accompanying consolidated balance sheets.

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

8. Leases

The Company leases its office space under a non-cancelable operating lease that expires in April 2022 and may be extended for an additional term of 60 months. The option to extend this lease has been excluded from the lease term as the Company is not reasonably certain that the option will be exercised. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Operating lease expense was $0.4 million for each of the three years ended December 31, 2020, 2019 and 2018. As of December 31, 2020, the Company does not have any finance leases, nor any other operating leases.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cash paid within operating cash flows	$442	$423	$405

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	December 31,
	2020	2019
Reported as:
Other assets (ROU asset)	$508	$838

Accounts payable and accrued expenses (lease liability)	$418	$355
Other long-term liabilities (lease liability)	152	570
Total lease liabilities	$570	$925

Weighted average remaining lease term	1.3	2.3
Weighted average discount rate	11.3%	11.3%

As of December 31, 2020, the maturities of the Company’s operating lease liabilities are as follows (in thousands):

2021	$ 461
2022	156
Total lease payments	617
Less imputed interest	(47)
Total operating lease liabilities	$ 570

Under the terms of the lease agreement, the Company provided the lessor with an irrevocable letter of credit in the amount of $175,000. The lessor is entitled to draw on the letter of credit in the event of any default by the Company under the terms of the lease.

9. Income Taxes

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is summarized as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Federal income taxes	$(3,523)	$(4,761)	$(7,341)
State income taxes, net of federal benefit	(1,084)	(1,381)	(2,340)
Permanent items	104	149	439
Uncertain tax positions	1,224	1,828	672
Research and development credits	(555)	(1,253)	(2,545)
Rate change	—	—	629
Other, net	—	(75)	—
Stock compensation	113	395	66
Change in valuation allowance	3,721	5,098	10,420
Provision for income taxes	$—	$—	$—

Significant components of the Company’s deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$40,103	$36,850
Research and development credits and Orphan Drug Credit	9,321	8,944
Depreciation and amortization	258	269
Right-of-use liability	120	194
Other, net	1,476	1,369
Total deferred tax assets	51,278	47,626
Right-of-use asset	(107)	(176)
Total deferred tax liabilities	(107)	(176)
Total net deferred	51,171	47,450
Valuation allowance	(51,171)	(47,450)
Net deferred tax assets	$—	$—

The Company has net deferred tax assets relating primarily to net operating loss (NOL) carryforwards, research and development and Orphan Drug tax credit carryforwards. Subject to certain limitations, the Company may use these deferred tax assets to offset taxable income in future periods. Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2020, 2019 and 2018 was $3.7 million, $5.1 million and $10.4 million, respectively.

At December 31, 2020, the Company had federal and California NOL carryforwards of approximately $152.5 million and $117.7 million, respectively. The federal and California NOL carryforwards will begin to expire in 2030, unless previously utilized. In response to the COVID-19 global pandemic, the CARES Act was enacted on March 27, 2020, to provide aid and economic stimulus to the economy. Among other provisions, the CARES Act eliminates the 80% NOL limitation for tax years 2018, 2019, and 2020, and allows NOLs generated in those years to be carried back for five years. Due to the enactment of the CARES Act, we are currently unable to quantify the impact that the CARES Act will have on our financial position, results of operations or cash flows, although we do not anticipate the impact to be significant.

At December 31, 2020, the Company also had federal and California research and development and Orphan Drug credit carryforwards of approximately $10.3 million and $2.5 million, respectively. The federal research and development and Orphan Drug credit carryforwards will begin expiring in 2031 unless previously utilized. The California research credit will carry forward indefinitely under current law.

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

The changes in the Company’s unrecognized tax benefits are summarized as follows (in thousands):

Balance at December 31, 2017	$2,166
Change related to prior year positions	—
Increase related to current year positions	693
Balance at December 31, 2018	2,859
Change related to prior year positions	—
Increase related to current year positions	2,233
Balance at December 31, 2019	5,092
Change related to prior year positions	—
Increase related to current year positions	1,518
Balance at December 31, 2020	$6,610

The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the accompanying consolidated balance sheets as of December 31, 2020 and 2019 and has not recognized interest or penalties in the accompanying consolidated statements of operations for the three years in the period ended December 31, 2020.

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

10. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. Matching contributions for the years ended December 31, 2020, 2019 and 2018 totaled $0.1 million, $0.2 million and $0.2 million, respectively.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintain adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller), and have posted the text of the policy on our website (www.traconpharma.com). In addition, we intend to promptly disclose on our website in the future (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver, to the extent any such waiver is required to be disclosed pursuant to the rules and regulations of the SEC.

The other information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2021 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, under the headings “Executive Officers,” “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a) Documents filed as part of this report.

1. Financial Statements

The consolidated financial statements of TRACON Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2020:

2. Financial Statement Schedules

These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(9)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TRACON Pharmaceuticals, Inc.

3.3(1)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(8)	Registration Rights Agreement, dated October 18, 2019, by and between the Registrant and Aspire Capital Fund, LLC

4.3(10)	Securities Purchase Agreement, dated March 22, 2018, among the Registrant and the purchasers listed on Exhibit A thereto.

4.4(10)	Form of Pre-Funded Warrant dated March 27, 2018.

4.5(10)	Form of Common Warrant dated March 27, 2018.

4.6(19)	Description of Capital Stock.

4.7(15)	Securities Purchase Agreement, dated August 26, 2020, by and between the Registrant and the purchaser listed on Exhibit A thereto (including the form of Pre-Funded Warrant).

4.8(16)	Securities Purchase Agreement, dated August 28, 2020, by and between the Registrant and the purchasers listed on Exhibit A thereto (including the form of Pre-Funded Warrant).

4.9(17)	Securities Purchase Agreement, dated December 21, 2020, by and between the Registrant and the purchasers listed on Exhibit A thereto.

4.10(18)	Securities Purchase Agreement, dated December 28, 2020, by and between the Registrant and the purchaser listed on Exhibit A thereto.

10.1+(2)	Form of Indemnity Agreement by and between the Registrant and its directors and officers.

10.2+(2)	TRACON Pharmaceuticals, Inc. 2011 Equity Incentive Plan and Forms of Stock Option Agreement and Notice of Exercise thereunder.

Exhibit Number	Description of Document

10.3+(3)

TRACON Pharmaceuticals, Inc. 2015 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Notice of Exercise and Restricted Stock Unit Agreement thereunder, as amended December 14, 2015.

10.4+	TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended January 29, 2021.

10.5+(4)	TRACON Pharmaceuticals, Inc. 2015 Employee Stock Purchase Plan.

10.6+	TRACON Pharmaceuticals, Inc. Bonus Plan, as amended January 29, 2021.

10.7+(11)	Amended and Restated Employment Agreement by and between the Registrant and Charles P. Theuer, M.D., Ph.D., dated February 5, 2019.

10.8+	Employment Agreement by and between the Registrant and Mark Wiggins, dated January 27, 2021.

10.9+(11)	Severance Agreement by and between the Registrant and Mark Wiggins, dated May 29, 2018.

10.10+(12)	Employment Agreement by and between the Registrant and Scott Brown, dated January 28, 2020.

10.11+(12)	Severance Agreement by and between the Registrant and Scott Brown, dated December 4, 2019.

10.12+(2)	TRACON Pharmaceuticals, Inc. Severance Plan and Summary Plan Description.

10.13*(2)	License Agreement by and between the Registrant and Case Western Reserve University, dated August 2, 2006.

10.14*(4)	Amendment to License Agreement by and between the Registrant and Case Western Reserve University, dated April 3, 2015.

10.15*(12)	Collaboration and Clinical Trial Agreement by and among the Registrant, 3D Medicines (Beijing) Co., LTD. and Jiangsu Alphamab Biopharmaceuticals Co., LTD. dated December 20, 2019.

10.16(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on November 14, 2013.

10.17(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on June 4, 2014.

10.18(4)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 13, 2015.

10.19(7)	Warrant to Purchase Stock issued to Silicon Valley Bank on January 25, 2017.

10.20(5)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 3, 2018.

10.21(9)	Capital on DemandTM Sales Agreement, dated as of December 9, 2020, by and between the Registrant and JonesTrading Institutional Services LLC.

10.22(4)	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated May 13, 2015.

10.23(6)	First Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 9, 2016.

10.24(7)	Second Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated January 25, 2017.
10.25(5)	Third Amendment to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated May 3, 2018.

10.26(13)	Deferral agreement to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated April 10, 2020.

10.27*(2)	Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated August 7, 2012.

10.28*

Amendment #2 to Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated January 8, 2021.

10.29(8)	Common Stock Purchase Agreement, dated October 18, 2019 between the Registrant and Aspire Capital Fund, LLC.

10.30(14)	First Amendment to Common Stock Purchase Agreement, dated April 29, 2020 between TRACON Pharmaceuticals, Inc. and Aspire Capital Fund, LLC.

Exhibit Number	Description of Document

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2015.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 14, 2015.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 9, 2018.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 11, 2016.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 21, 2019.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 9, 2020.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 23, 2018.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2019.
(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2020.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 15, 2020.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 4, 2020.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 27, 2020.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2020.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2020.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 29, 2020.
(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2020.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: February 25, 2021	By: /s/ CHARLES P. THEUER, M.D., PH.D.
Charles P. Theuer, M.D., Ph.D. President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Charles P. Theuer, M.D., Ph.D. and Scott B. Brown, CPA, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Charles P. Theuer, M.D., Ph.D.	President, Chief Executive Officer and Member of the Board of Directors	February 25,2021
Charles P. Theuer, M.D., Ph.D.	(Principal Executive Officer)

/s/ Scott B. Brown, CPA	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021
Scott B. Brown, CPA

/s/ William R. LaRue	Member of the Board of Directors	February 25, 2021
William R. LaRue

/s/ Martin A. Mattingly, Pharm. D.	Member of the Board of Directors	February 25, 2021
Martin A. Mattingly, Pharm.D.

/s/ J. Rainer Twiford, J.D., Ph.D.	Member of the Board of Directors	February 25, 2021
J. Rainer Twiford, J.D., Ph.D.

/s/ Saundra Pelletier	Member of the Board of Directors	February 25, 2021
Saundra Pelletier

/s/ Stephen T. Worland, Ph.D.	Member of the Board of Directors	February 25, 2021
Stephen T. Worland, Ph.D.