Form 10-Q
period 2021-03-31
Tracon Pharmaceuticals, Inc.
filed 2021-05-05
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s common stock as of April 30, 2021 was 15,501,964.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,408	$32,131
Short-term investments	4,000	3,999
Prepaid and other assets	809	784
Total current assets	31,217	36,914
Property and equipment, net	18	16
Other assets	419	508
Total assets	$31,654	$37,438
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,798	$6,235
Accrued compensation and related expenses	743	1,590
Long-term debt, current portion	2,739	2,718
Total current liabilities	10,280	10,543
Other long-term liabilities	319	432
Long-term debt, less current portion	698	1,391
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at March 31, 2021 and December 31, 2020; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 40,000,000 at March 31, 2021 and December 31, 2020; issued and outstanding shares — 15,480,811 and 15,478,787 at March 31, 2021 and December 31, 2020, respectively	15	15
Additional paid-in capital	204,515	204,166
Accumulated deficit	(184,173)	(179,109)
Total stockholders’ equity	20,357	25,072
Total liabilities and stockholders’ equity	$31,654	$37,438

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$2,284	$1,998
General and administrative	2,671	1,886
Total operating expenses	4,955	3,884
Loss from operations	(4,955)	(3,884)
Other expense:
Interest expense, net	(109)	(133)
Other expense, net	—	(4)
Total other expense	(109)	(137)
Net loss	$(5,064)	$(4,021)

Net loss per share, basic and diluted	$(0.33)	$(0.78)
Weighted-average shares outstanding, basic and diluted	15,479,304	5,171,351

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	15,478,787	$15	$204,166	$(179,109)	$25,072
Stock-based compensation expense	—	—	343	—	343
Issuance of common stock under equity plans	2,024	—	14	—	14
Offering costs	—	—	(8)	—	(8)
Net loss	—	—	—	(5,064)	(5,064)
Balance at March 31, 2021	15,480,811	$15	$204,515	$(184,173)	$20,357

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	4,051,187	$4	$165,028	$(162,334)	$2,698
Issuance of common stock under equity plans	2,078	—	(6)	—	(6)
Stock-based compensation expense	—	—	267	—	267
Issuances of common stock, net of offering costs	1,344,673	1	3,719	—	3,720
Issuance of common stock in exchange for services	100,000	—	126	—	126
Net loss	—	—	—	(4,021)	(4,021)
Balance at March 31, 2020	5,497,938	$5	$169,134	$(166,355)	$2,784

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(5,064)	$(4,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	343	267
Depreciation and amortization	2	4
Noncash interest	21	46
Amortization of debt discount	7	16
Amortization of premium/discount on short-term investments	(1)	—
Lease asset amortization and liability accretion, net	(8)	(3)
Changes in assets and liabilities:
Prepaid expenses and other assets	(25)	139
Accounts payable and accrued expenses	713	(979)
Accrued compensation and related expenses	(847)	(761)
Net cash used in operating activities	(4,859)	(5,292)
Cash flows from investing activities
Purchase of property and equipment	(4)	—
Net cash used in investing activities	(4)	—
Cash flows from financing activities
Repayment of long-term debt	(700)	(700)
Proceeds from sale of common stock and warrants, net of offering costs	(174)	3,720
Proceeds from issuance of common stock under equity plans, net of tax withholdings	14	(6)
Net cash (used in) provided by financing activities	(860)	3,014
Change in cash and cash equivalents	(5,723)	(2,278)
Cash and cash equivalents at beginning of period	32,131	16,412
Cash and cash equivalents at end of period	$26,408	$14,134

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

Basis of Presentation

As of March 31, 2021, the Company has devoted substantially all of its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of March 31, 2021, the Company had an accumulated deficit of $184.2 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At March 31, 2021, the Company had cash, cash equivalents, and short-term investments of $30.4 million. Based on the Company’s current business plan, management believes that existing cash, cash equivalents, and short-term investments will be sufficient to fund the Company’s obligations for a period in excess of one year from the date of issuance of these financial statements.

The Company plans to continue to fund its losses from operations through its existing cash, cash equivalents, and short-term investments, as well as through future equity offerings, debt financings, other third party funding, and potential licensing or collaboration arrangements. In addition, the Company may fund its losses from operations through the common stock purchase agreement the Company entered into with Aspire Capital in October 2019, as amended in April 2020, for the purchase of up to $15.0 million of the Company’s common stock over the 30 month period of the purchase agreement, $5.4 million of which remained available for sale as of March 31, 2021 and/or the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading in December 2020, pursuant to which the Company may sell, at its option, up to an aggregate of $50.0 million of the Company’s common stock, all of which remained available for sale as of March 31, 2021. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans, which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, included in its Annual Report on Form 10-K filed with the SEC on February 25, 2021.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three months ended

March 31, 2021 and 2020, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	March 31,
	2021	2020

Warrants to purchase common stock	4,810,409	1,561,903
Common stock options and restricted stock units	1,126,558	608,379
ESPP shares	13,973	5,650
	5,950,940	2,175,932

2.	Short-Term Investments, Cash Equivalents and Fair Value Measurements

At March 31, 2021 and December 31, 2020, the Company’s short-term investments consisted of U.S. treasury securities. The Company classifies all investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

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

Cash equivalents, which are classified as equity securities, and short-term investments, which are classified as available-for-sale securities, consisted of the following (in thousands):

	March 31, 2021				December 31, 2020
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$1,002	$—	$—	$1,002	$1,002	$—	$—	$1,002
U.S. treasury securities	4,000	—	—	4,000	3,999	—	—	3,999
	$5,002	$—	$—	$5,002	$5,001	$—	$—	$5,001
Classified as:
Cash equivalents				$1,002				$1,002
Short-term investments				4,000				3,999
Total cash equivalents and short-term investments				$5,002				$5,001

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2021
Money market funds and U.S. treasury securities	$5,002	$—	$5,002	$—
At December 31, 2020
Money market funds and U.S. treasury securities	$5,001	$—	$5,001	$—

3.	Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Long-term debt	$3,500	$4,200
Less debt discount, net of current portion	(2)	(9)
Long-term debt, net of debt discount	3,498	4,191
Less current portion of long-term debt	(2,800)	(2,800)
Long-term debt, net of current portion	$698	$1,391
Current portion of long-term debt	$2,800	$2,800
Current portion of debt discount	(61)	(82)
Current portion of long-term debt, net	$2,739	$2,718

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

At maturity (or earlier prepayment), the Company is required to make a final payment equal to 4.0% of the original principal amount borrowed. The 2018 Amended SVB Loan provides for prepayment fees of 1.0% of the amount prepaid.

The 2018 Amended SVB Loan is collateralized by substantially all of the Company’s assets, other than the Company’s intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the 2018 Amended SVB Loan. As of March 31, 2021, the Company was in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

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

At March 31, 2021, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841		$108.60
November 14, 2023 through June 4, 2024	3,874		$77.40
January 25, 2024	4,669		$51.40
May 3, 2025	5,363		$26.10
	15,747

As of March 31, 2021, future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment, are as follows (in thousands):

Remaining 2021	$2,277
2022	1,717
3,994
Less interest and final payment	(494)
Long-term debt	$3,500

4.	Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At

March 31, 2021, potential future milestone payments under these agreements, including future milestone payments associated with TRC253 acquired from Janssen Pharmaceutica N.V. (Janssen) as discussed in Note 6, totaled an aggregate of $54.6 million.

5.	Stockholders’ Equity

Sales of Common Stock

In December 2020, the Company issued and sold 1,612,844 shares of its common stock at an average purchase price of $8.84 per share for net proceeds of $13.6 million in two registered direct offerings with certain institutional investors.

In August 2020, the Company issued and sold 2,633,838 shares of its common stock at an average purchase price of $1.66 per share and warrants to purchase 3,429,696 shares of its common stock at an average purchase price of $1.64 per warrant share with an exercise price of $0.01 per share (the Pre-Funded Warrants) for net proceeds of approximately $10.0 million in a private placement with multiple accredited institutional health care focused funds. In accordance with their terms, the Pre-Funded Warrants may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99% of the Company’s total shares outstanding following such exercise. The Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital on the consolidated balance sheets.

In October 2019, the Company entered into a Common Stock Purchase Agreement , which was amended in April 2020 (the 2019 Purchase Agreement), with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock solely at the Company’s request from time to time during the 30 month period of the agreement and at prices based on the market price at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, the Company issued 142,658 shares of its common stock to Aspire Capital. As of March 31, 2021, the Company had sold an aggregate 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $9.6 million.

At-The-Market Issuance Sales Agreement

In December 2020, the Company entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $50.0 million of the Company’s common stock through JonesTrading, as sales agent or principal, all of which remains available for sale as of March 31, 2021. Sales of the Company’s common stock made pursuant to the JonesTrading Agreement, if any, will be made on the Nasdaq Capital Market under the Company’s effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the JonesTrading Agreement, the Company may also sell shares of its common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement.

Equity Plan Activity

During the three months ended March 31, 2021, the Company issued 2,024 shares of common stock upon the exercise of outstanding stock options, no shares of common stock upon the vesting of restricted stock units, and no shares of common stock in connection with the employee stock purchase plan (the ESPP). During the year ended December 31, 2020, the Company issued no shares of common stock upon the exercise of outstanding stock options, 2,078 shares of common stock upon the vesting of restricted stock units, net of shares withheld to settle the employees’ minimum statutory tax obligations for income and other related employment taxes, and 4,550 shares of common stock in connection with the ESPP.

Common Stock Warrants

As of March 31, 2021, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841	$108.60
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
March 27, 2024	1,369,602	$27.00
March 27, 2025	176,554	$0.10
May 3, 2025	5,363	$26.10
August 27, 2027	1,889,513	$0.01
August 31, 2027	1,358,993	$0.01
	4,810,409

During the three months ended March 31, 2021, no warrants were exercised. During the year ended December 31, 2020, 181,190 Pre-Funded Warrants were exercised for net proceeds of $2,000.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended
	March 31,
	2021	2020
Risk-free interest rate	0.7%	1.4%
Expected volatility	91%	85%
Expected term (in years)	6.2	6.3
Expected dividend yield	—%	—%

 Stock compensation expense for the ESPP was immaterial for the three months ended March 31, 2021 and 2020.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development	$126	$107
General and administrative	217	160
	$343	$267

6.	Collaborations

3D Medicines and Alphamab

In December 2019, the Company, 3D Medicines Co., Ltd. (3D Medicines), and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb), or nanobody, administered by subcutaneous injection, for the treatment of sarcoma in North America. No consideration was exchanged in the Envafolimab Collaboration Agreement. Given no consideration was exchanged, no value was assigned to the Envafolimab Collaboration Agreement in the accompanying consolidated balance sheets.

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

The Company will be responsible for commercializing envafolimab for sarcoma in North America, including booking of sales revenue, unless (a) envafolimab is first approved in North America for an indication other than sarcoma and launched in North America, or (b) envafolimab is first approved in North America for sarcoma and subsequently approved in North America for an additional non-orphan indication and sold commercially by 3D Medicines and/or Alphamab, or a licensee, in which case 3D Medicines and Alphamab will be responsible for commercializing envafolimab for sarcoma in North America, including booking of sales revenue. If 3D Medicines and Alphamab become responsible for commercialization under the Envafolimab Collaboration Agreement, the Company has the option to co-market envafolimab for sarcoma in North America. In the event that envafolimab is first approved in North America for sarcoma and within three years of the commercial launch of envafolimab in North America for sarcoma 3D Medicines and Alphamab replace the Company as the party responsible for commercialization, and the Company elects and 3D Medicines and Alphamab agree for the Company to not co-market envafolimab for sarcoma in North America, then 3D Medicine and Alphamab will be required to compensate the Company for its costs associated with preparing for and conducting commercial activities.

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

I-Mab

In November 2018, the Company and I-Mab Biopharma (I-Mab) entered into separate strategic collaboration and clinical trial agreements (the I-Mab Collaboration Agreements) for the development of programs for multiple immuno-oncology product candidates, including I-Mab’s proprietary CD73 antibody TJ004309 (the TJ004309 Agreement) as well as up to five proprietary bispecific antibodies currently under development by I-Mab (the Bispecific Agreement).

No consideration was exchanged in the I-Mab Collaboration Agreements. Given the early preclinical stage of development of these assets as of the agreement date, no value was assigned to the I-Mab Collaboration Agreements in the accompanying consolidated balance sheets.

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

In the event that I-Mab out-licenses the rights to TJ004309 to a third party, the Company would be entitled to receive escalating portions of royalty and non-royalty consideration received by I-Mab with respect to certain territories outside of Greater China. In the event that I-Mab commercializes TJ004309, the Company would be entitled to receive a royalty percentage on net sales by I-Mab in North America ranging from the mid-single digits to low double digits, and in the EU and Japan in the mid-single digits.  The portions of certain third party royalty and non-royalty consideration and the royalty from net sales by I-Mab to which the Company would be entitled will escalate based on the phase of development and relevant clinical trial obligations the Company completes under the TJ004309 Agreement, ranging from a high-single digit to a mid-teen percentage of non-royalty consideration as well as a double digit percentage of royalty consideration. In March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. On April 8, 2020, the Company issued a notice of dispute to I-Mab as the Company believes it may be entitled to receive a payment under the TJ004309 Agreement, although I-Mab has disputed that any payment is due. The dispute is before an ICC arbitration panel seated in New York City and will be arbitrated under New York law with the hearing set for February 2022. The Company cannot currently estimate the likely outcome of the dispute under the TJ004309 Agreement. In February 2021, I-Mab sent the Company a notice purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing the Company a prespecified early termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete”, as that term is defined in the TJ004309 Agreement, and the Company responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking an order of specific performance requiring the Company to comply with I-Mab’s effort to terminate the agreement. The Company disagrees with I-Mab’s position and accordingly intends to continue opposing I-Mab’s request for equitable relief and to continue performing its contractual obligations under the terms of the TJ004309 Agreement.

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

In March 2020, the Company learned that I-Mab had entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a bispecific antibody (the BsAb) using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary bispecific antibody technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, the Company issued a notice of dispute regarding possible breach of the Bispecific Agreement related to I-Mab having previously entered  into ABL License 1 and ABL License 2. The dispute is before an ICC arbitration panel seated in New York City and will be arbitrated under New York law with the hearing set for February 2022. The Company cannot currently estimate the likely outcome of the dispute under the Bispecific Agreement. Until these discussions are complete, the Company may be unable to provide a timeline as to when or if it will file an IND for a bispecific antibody under the Bispecific Agreement.

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

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by rapid subcutaneous injection for the treatment of sarcoma in North America. In December 2020, we announced the dosing of the first patient in the ENVASARC Phase 2 pivotal trial (the ENVASARC trial), which will enroll approximately 160 patients with the sarcoma subtypes of undifferentiated pleomorphic sarcoma (UPS) and myxofibrosarcoma (MFS). The trial includes one cohort of approximately 80 patients who receive single agent treatment with envafolimab and a second cohort of approximately 80 patients who receive envafolimab in combination with Yervoy® (ipilimumab), a checkpoint inhibitor marketed by Bristol-Myers Squibb (BMS), with the primary endpoint in each of the cohorts being objective response rate (ORR) by blinded central review.  Achieving the primary endpoint of ORR could be the basis for accelerated approval of envafolimab by the U.S. Food and Drug Administration (FDA) as a single agent and/or in combination with Yervoy. The trial will provide at least 86% power to demonstrate the primary endpoint of whether ORR is greater than 5% in each cohort, which is greater than the 4% ORR of Votrient® (pazopanib) reported in soft tissue sarcoma in its package insert. Votrient is the only approved treatment for refractory soft tissue sarcoma, which includes UPS and MFS. Nine or more objective responses among the 80 patients expected to enroll in cohort A or cohort B would be sufficient to demonstrate that envafolimab or envafolimab combined with Yervoy, respectively, have an ORR that is statistically superior to the 4% ORR reported for Votrient in refractory soft tissue sarcoma.

In April 2021, we resubmitted our Orphan Drug Designation (ODD) application to the FDA in response to a request for preclinical or clinical evidence of activity for envafolimab in sarcoma. We expect correspondence from the FDA this quarter based on the amended application, anticipate disclosing a summary of the independent data monitoring committee decisions following reviews of interim data in 2021, and assuming sufficient patient responses in line with meeting the ENVASARC trial endpoint, we expect to apply for breakthrough therapy or fast track designation for envafolimab for the treatment of soft tissue sarcoma subtypes in the United States in 2021. Thereafter, we expect having a final response assessment in 2022, and, assuming positive data, submitting a biologics license application (BLA) to the FDA for accelerated approval in 2023. Additionally, assuming positive interim data from the ENVASARC trial, we plan to initiate a trial in multiple soft tissue sarcoma subtypes to expand the target patient population.

In April 2021, a poster highlighting the ENVASARC trial was presented at the American Association for Cancer Research (AACR) virtual meeting, which provided details on the ENVASARC trial design. A poster highlighting the pivotal Phase ENVASARC clinical trial design has also been accepted for poster presentation at the American Society for Clinical Oncology (ASCO) virtual meeting in June 2021.

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

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting DNA base excision repair (BER). In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy for the treatment of cancer patients. TRC102 has been studied in Phase 1 or Phase 2 trials in mesothelioma patients in combination with the approved chemotherapeutic Alimta® (pemetrexed), in glioblastoma, ovarian cancer, lung and colorectal cancer patients in combination with the approved chemotherapeutic Temodar® (temozolomide) and in lung cancer patients in combination with the approved chemotherapeutics Alimta and cisplatin as well as external beam radiation (i.e., chemoradiation). All current TRC102 trials are sponsored and funded by the National Cancer Institute (NCI). We retain global rights to develop and commercialize TRC102 in all indications. In October 2020, TRC102 received ODD from the FDA for the treatment of patients with malignant glioma, including glioblastoma. O6-methylguanine DNA methyltransferase (MGMT) deficiency is observed in about one-third of glioblastoma patients, and a prior study of Temodar and TRC102 reported at the Society for Neuro-Oncology in 2018 demonstrated that two MGMT deficient glioblastoma patients had prolonged survival when treated with Temodar and TRC102 after progressing previously on Temodar and radiation therapy. A December 2020 publication in Cancer Cell also demonstrated Temodar and TRC102 were active in MGMT deficient patients with colorectal cancer. We expect further development by the NCI in MGMT deficient glioblastoma based on these data and believe a trial in first line glioblastoma patients of Temodar, radiation therapy and TRC102 is warranted. Based on data presented at the ASCO 2020 virtual meeting that the combination of chemoradiation and TRC102 produced objective responses in all 15 evaluable patients with advanced localized lung cancer treated in a Phase 1 trial, we also believe further study of TRC102 is warranted in advanced localized lung cancer patients.

TRC253 is a product candidate for the treatment of men with prostate cancer and is a novel small molecule high affinity competitive inhibitor of wild type androgen receptor (AR) and multiple AR mutant receptors containing point mutations that cause drug resistance to currently approved treatments. In April 2020, Janssen Pharmaceutica N.V. (Janssen) notified us that it was not exercising its exclusive option to reacquire the TRC253 program following a review of the Phase 1/2 data in prostate cancer patients with acquired resistance to Xtandi® or Erleada®. In the completed Phase 1/2 trial, data demonstrated the prevalence of the AR F877L mutation is much less common than expected at the time of initiation of Phase 1/2 trial, making commercialization of TRC253 in prostate cancer in the United States not viable. TRC253, however, was as active as Xtandi in preclinical models of prostate cancer and has not been studied in patients without acquired resistance to Xtandi or Erleada. As a result of Janssen not exercising its exclusive option to reacquire the program, we have retained worldwide development and commercialization rights, and are obligated to pay Janssen a total of up to $45.0 million in development and regulatory milestones upon achievement of specified events, in addition to a low single digit royalty. We have completed an out-licensing process and did not identify a corporate partner to develop and potentially commercialize TRC253 in China.

TJ004309, also known as TJD5, is a novel humanized antibody against CD73 expressed on stromal cells and tumors that converts extracellular adenosine monophosphate (AMP) to the immunosuppressive metabolite adenosine. We are developing TJ004309 in collaboration with I-Mab under a strategic collaboration and clinical trial agreement that we entered into in November 2018 (the TJ004309 Agreement). In July 2019, we began enrollment in a Phase 1 clinical trial to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with the PD-L1 checkpoint inhibitor Tecentriq® in patients with advanced solid tumors, and we expect to present dose escalation data from the ongoing Phase 1 trial at the ASCO 2021 virtual meeting. We also entered into a separate strategic collaboration and clinical trial agreement (the Bispecific Agreement) which allows for the development of up to five of I-Mab’s proprietary bispecific antibody product candidates to be nominated by I-Mab within a five-year period for development and commercialization in North America, with the option to opt-in and acquire product rights outside of Greater China and Korea prior to completing the first pivotal clinical trial for any bispecific product candidate.

In March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. In March 2020, we also learned that I-Mab had entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a bispecific antibody (the BsAb) using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breaches of the TJ004309 Agreement and the Bispecific Agreement. As of the date of this Quarterly Report, these disputes have not been resolved. We believe that based on these transactions, we may be entitled to receive payments under the TJ004309 Agreement, although I-Mab has disputed that any payment is due. The dispute is before an ICC arbitration panel seated in New York City and will be arbitrated under New York law with the hearing set for February 2022. We cannot currently estimate the likely outcome of the dispute under the TJ004309 Agreement or the Bispecific Agreement. Until these discussions are complete, we may be unable to provide a timeline as to when or if we will file an IND for a bispecific antibody under the Bispecific Agreement. Furthermore, our ability to license certain bispecific product candidates from I-Mab may be more limited than we previously believed due to I-Mab’s separate license with ABL Bio that preceded our license with I-Mab. In February 2021, I-Mab sent us a notice purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified early termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete”, as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking an order of specific performance requiring us to comply with I-Mab’s effort to terminate the agreement. We disagree with I-Mab’s position and accordingly intend to continue opposing I-Mab’s request for equitable relief and to continue performing our contractual obligations under the terms of the TJ004309 Agreement.

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

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt under our credit facility with Silicon Valley Bank (SVB). At March 31, 2021, we had cash, cash equivalents, and short-term investments totaling $30.4 million.

We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $16.8 million and $22.7 million for the years ended December 31, 2020 and 2019, respectively. At March 31, 2021, we had an accumulated deficit of $184.2 million.

We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase slightly in 2021 as we:

•	continue to conduct clinical trials of product candidates, including the continued enrollment of the ENVASARC trial;
•	continue our research and development efforts;
•	in-license additional product candidates for development and commercialization; and
•	seek regulatory approvals for product candidates that successfully complete clinical trials.

We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more product candidates, which we expect will take a number of years. If we obtain regulatory approval for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, and distribution. Accordingly, we will need to raise substantial additional capital. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts, developments under our collaboration agreements, including whether and when we receive milestone and other potential payments, and the timing and nature of the regulatory approval process for product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources. Debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.  Further, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop product candidates.

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

In the event that I-Mab licenses rights to TJ004309 to a third party, we would be entitled to receive escalating portions of royalty and non-royalty consideration received by I-Mab with respect to territories outside of Greater China. In the event that I-Mab commercializes TJ004309, we would be entitled to receive a royalty on net sales by I-Mab in North America ranging from the mid-single digits to low double digits, and in the EU and Japan in the mid-single digits. The portions of certain third party royalty and non-royalty consideration and the royalty from net sales by I-Mab to which we would be entitled escalate based on the phase of development and relevant clinical trial obligations we complete under the TJ004309 Agreement, ranging from a high-single digit to a mid-teen percentage of non-royalty consideration as well as a double digit percentage of royalty consideration. In March 2020, I-Mab issued a press release announcing a strategic partnership with KG Bio, whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. On April 8, 2020, we issued a notice of dispute to I-Mab as we may be entitled to receive a payment under the TJ004309 Agreement, although I-Mab has disputed that any payment is due. The dispute is before an ICC arbitration panel seated in New York City and will be arbitrated under New York law with the hearing set for February 2022. We cannot currently estimate the likely outcome of the dispute under the TJ004309 Agreement.

The TJ004309 Agreement may be terminated by either party in the event of an uncured material breach by the other party or bankruptcy of the other party, or for safety reasons related to TJ004309.  I-Mab may also terminate the TJ004309 Agreement if we cause certain delays in completing a Phase 1 clinical trial. In addition, I-Mab may terminate the TJ004309 Agreement for any reason within 90 days following the completion of the first Phase 1 clinical trial, in which case we would be entitled to a minimum termination fee of $9.0 million, or following the completion of the first Phase 2 clinical trial, in which case we would be entitled to a pre-specified termination fee of $15.0 million and either a percentage of non-royalty consideration I-Mab may receive as part of a license to a third party or an additional payment if TJ004309 is approved for marketing outside Greater China before a third party license is executed, in addition to a double digit percentage of royalty consideration. In February 2021, I-Mab sent us a notice purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified early termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete”, as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking an order of specific performance requiring us to comply with I-Mab’s effort to terminate the agreement. We disagree with I-Mab’s position and accordingly intend to continue opposing I-Mab’s request for equitable relief and to continue performing our contractual obligations under the terms of the TJ004309 Agreement.

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

In March 2020, we learned that I-Mab had entered into two license and collaboration agreements with ABL Bio in July 2018. Under the ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize the BsAb using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breach of the Bispecific Agreement. The dispute is before an ICC arbitration panel seated in New York City and will be arbitrated under New York law with the hearing set for February 2022. We cannot currently estimate the likely outcome of the dispute under the Bispecific Agreement. Until these discussions are complete, we may be unable to provide a timeline as to when or if it will file an IND for a bispecific antibody under the Bispecific Agreement. Furthermore, our ability to license certain bispecific product candidates from I-Mab may be more limited than we previously believed due to I-Mab’s separate license with ABL Bio that preceded our license with I-Mab.

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

In April 2020, Janssen notified us that it would not be exercising its option to reacquire rights to TRC253 following its review of data from the Phase 1/2 trial of TRC253 in prostate cancer. As a result, we have retained worldwide development and commercialization rights to TRC253 and are obligated to pay to Janssen (x) development and regulatory based milestone payments totaling up to $45.0 million upon achievement of specified events and (y) royalties in the low single digits based on annual net sales of TRC253 products, subject to certain specified reductions.

Financial Operations Overview

Research and Development Expenses

Research and development expenses consist of costs associated with the preclinical and clinical development of product candidates. These costs consist primarily of:

•	salaries and employee-related expenses, including stock-based compensation and benefits for personnel in research and development functions;
•	costs incurred under clinical trial agreements with investigative sites;
•	costs to acquire preclinical study and clinical trial materials;
•

costs associated with conducting our preclinical, development and regulatory activities, including fees paid to third party professional consultants, service providers and our scientific advisory board;

•	payments related to licensed products and technologies; and
•	facilities, depreciation and other expenses, including allocated expenses for rent and maintenance of facilities.

Research and development costs, including third party costs reimbursed in connection with our collaboration agreements, are expensed as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received.

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Third-party research and development expenses:
Envafolimab	$781	$73
TRC102	10	21
TRC253	129	409
TJ004309	300	287
TRC105	—	76
Total third-party research and development expenses	1,220	866
Unallocated expenses	1,064	1,132
Total research and development expenses	$2,284	$1,998

Unallocated expenses consist primarily of our internal personnel and facility related costs.

We expect our current level of research and development expenses to increase slightly in 2021 due to the continued enrollment of the ENVASARC trial.

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

The costs of clinical trials to us and the timing of such costs may vary significantly based on factors such as:

•	the extent to which costs for comparator drugs are borne by third parties;
•	per patient trial costs;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;

•	the duration and scope of impact of the COVID-19 pandemic;
•	the phase of development of the product candidate;
•	the efficacy and safety profile of the product candidate; and
•	the extent to which costs are borne by third parties such as the NCI.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020	Change
	(in thousands)
Research and development expenses	$2,284	$1,998	$286
General and administrative expenses	2,671	1,886	785
Other expense	(109)	(137)	28

Research and development expenses.  Research and development expenses were $2.3 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $0.3 million was primarily due to the enrollment of the ENVASARC trial.

General and administrative expenses.  General and administrative expenses were $2.7 million and $1.9 million for the three months ended March 31, 2021 and 2020. The increase of $0.8 million was primarily due to legal and corporate related expenses.

Other expense.  Other expense was $0.1 million for the three months ended March 31, 2021 and 2020.

Liquidity and Capital Resources

Our sources of cash liquidity include our cash, cash equivalents and short-term investments. We believe that these sources are sufficient to fund the current requirements of working capital and other financial commitments, including our long-term debt and operating lease obligations, into the second half of 2022. We may also fund our future liquidity needs by selling shares of our common stock under existing common stock purchase agreements, including our common stock purchase agreement with Aspire Capital and our Capital on DemandTM sales agreement with JonesTrading Institutional Services LLC (JonesTrading). In addition to our existing common stock purchase agreements, we periodically consider various other financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions.

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2021, we had an accumulated deficit of $184.2 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to increase slightly in 2021 due to the continued enrollment of the ENVASARC trial. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

Common Stock Purchase Agreement with Aspire Capital

In October 2019, as amended in April 2020, we entered into the 2019 Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations of the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time during the 30 month term of the 2019 Purchase Agreement and at prices based on the market price of our common stock at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, we issued to Aspire Capital 142,658 shares of our common stock. As of March 31, 2021, we had sold an aggregate 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $9.6 million.

ATM Facility

In December 2020, we entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, all of which remains available for sale as of March 31, 2021. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement.

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

The 2018 Amended SVB Loan provides for interest to be paid at a rate of 9.0% per annum, with interest-only payments due monthly through June 30, 2019. Thereafter, in addition to interest accrued during such period, the monthly payments include an amount equal to the outstanding principal at June 30, 2019 divided by 30 months. At maturity (or earlier prepayment), we are also required to make a final payment equal to 4.0% of the original principal amount of the amounts borrowed. The 2018 Amended SVB Loan provides for prepayment fees of 1.0% of the amount prepaid. In April 2020, we entered into an agreement with SVB (Deferral Agreement) which granted us an interest-only payment period for six months, with a corresponding six month extension to the maturity date which is now June 2022. All other material terms and conditions of the 2018 Amended SVB Loan remained unchanged.

The 2018 Amended SVB Loan is collateralized by substantially all of our assets, other than our intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be required to immediately repay all obligations under the 2018 Amended SVB Loan. As of March 31, 2021, we were in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

As of March 31, 2021, the total outstanding balance owed under the 2018 Amended SVB Loan amounted to $3.5 million. As of March 31, 2021, future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment, are $3.0 million in the next 12 months and $4.0 million in the next 24 months.

Operating Lease Obligations

Our operating lease obligations relate to our corporate headquarters in San Diego, California, which expires in April 2022. As of March 31, 2021, future minimum lease payments under this lease are $0.5 million in the next 12 and 24 months.

Janssen License Agreement

We have retained worldwide development and commercialization rights to TRC253 following Janssen’s decision to not exercise its option to reacquire the TRC253 rights. As a result, we are obligated to pay to Janssen (x) development and regulatory based milestone payments totaling up to $45.0 million upon achievement of specified events and (y) royalties in the low single digits based on annual net sales of TRC253 products, subject to certain specified reductions. These obligations are contingent upon future events such as our achievement of specified development and regulatory milestones and the sale of the developed product. As of March 31, 2021, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales.

Other Obligations

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,859)	$(5,292)
Investing activities	(4)	—
Financing activities	(860)	3,014
Decrease in cash and cash equivalents	$(5,723)	$(2,278)

Operating activities.  Net cash used in operating activities was $4.9 million and $5.3 million for the three months ended March 31, 2021 and 2020, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities.  Net cash used in investing activities was $4,000 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Financing activities.  Net cash used in financing activities was $0.9 million for the three months ended March 31, 2021 and primarily resulted from $0.7 million in repayments on borrowings under our SVB loan agreement. Net cash provided by financing activities was $3.0 million during the three months ended March 31, 2020 and primarily resulted from $3.7 million in net proceeds received from the sale and issuance of common stock through our ATM facility with JonesTrading and 2019 Amended Purchase Agreement with Aspire Capital, offset by $0.7 million in net repayments on borrowings under our SVB loan agreement.

Funding Requirements

At March 31, 2021, we had cash, cash equivalents, and short-term investments totaling $30.4 million. We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our obligations into the second half of 2022. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our ongoing and planned clinical trials;
•	the ability and willingness of our collaboration partners and licensees to continue clinical development of product candidates;
•	our ability to enter into and maintain our collaborations, including our collaborations with 3D Medicines and Alphamab, and I-Mab;
•	our ability to achieve, and our obligations to make, milestone payments under our collaboration and license agreements;
•	the outcome of our negotiations with I-Mab with respect to payments under the TJ004309 Agreement and the timing of any termination of the agreement;
•	the costs and timing of procuring supplies of product candidates for clinical trials and regulatory submissions;
•	the scope, progress, results and costs of preclinical development, and clinical trials of our product candidates;
•	the extent to which the COVID-19 pandemic delays our clinical development activities or those of our collaborators;
•	the costs, timing and outcome of regulatory review of product candidates;
•	the revenue, if any, received from commercial sales of our product candidates for which we or any of our partners, including 3D Medicines, Alphamab and I-Mab, may receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2021, the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, together with the other information contained in this Quarterly Report and in our other public filings with the SEC. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risk Factors Summary

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All of the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $16.8 million and $22.7 million for the years ended December 31, 2020 and 2019, respectively. At March 31, 2021, we had an accumulated deficit of $184.2 million.

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

We will require substantial additional financing to achieve our goals, and failure to obtain additional financing when needed could force us to delay, limit, reduce or terminate our drug development efforts.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our current level of research and development expenses to increase slightly in 2021 due to the continued enrollment of the ENVASARC pivotal trial.

At March 31, 2021, we had cash, cash equivalents, and short-term investments totaling $30.4 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operating expenses and capital requirements into the second half of 2022. We will need additional funding to complete the development and commercialization of product candidates, including envafolimab. In November 2018, we entered into separate collaboration and clinical trial agreements with I-Mab for the development of multiple immuno-oncology programs. Similarly, in December 2019, we entered into a collaboration and clinical trial agreement with 3D Medicines and Alphamab. Under the agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations.  We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches.

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

In December 2020, we entered into a Capital on DemandTM Sales Agreement (JonesTrading Agreement) with JonesTrading Institutional Services LLC (JonesTrading) pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, all of which remains available for sale as of March 31, 2021. In October 2019, we entered into a Common Stock Purchase Agreement (2019 Purchase Agreement) with

Aspire Capital Fund, LLC (Aspire Capital) pursuant to which, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, as amended in April 2020, Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time. As of March 31, 2021, we sold an aggregate 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $9.6 million. While the JonesTrading Agreement and 2019 Purchase Agreement provide us with additional options to raise capital through sales of our common stock, there can be no guarantee that we will be able to sell shares under either agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the JonesTrading Agreement from time to time, and while Aspire Capital is obligated to purchase shares of our common stock under the 2019 Purchase Agreement, the obligation is subject to our satisfaction of various conditions which we may not be able to meet in the future. If sales are made under either the JonesTrading Agreement or the 2019 Purchase Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

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

Interim, topline and preliminary data from preclinical studies and clinical trials may change as more data become available, and are subject to audit and verification procedures that could result in material changes in the final data.*

We and our collaboration partners publicly disclose from time to time, interim, topline or preliminary data from preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as more data become available. We and our collaboration partners may also announce topline data following the completion of a preclinical study or clinical trial, which may be subject to change following a more comprehensive review of the data related to the particular study or trial. We and our collaboration partners also make assumptions, estimations, calculations and conclusions as part of the analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. In addition, the manner in which clinical data and results are reported may differ depending on the jurisdiction in which a trial is conducted or between us and our collaboration partners. As a result, the interim, topline or preliminary results that we or our collaboration partners report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the previously published preliminary data. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available. Adverse differences between previous preliminary or interim data and future interim or final data could significantly harm our business prospects.

From time to time, we or our collaboration partners may also disclose interim data from clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us, our collaboration partners, or by our competitors could result in volatility in the price of our common stock after this offering.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product, our company in general and our common stock. In addition, the information we or our collaboration partners choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we or our collaboration partners determine to be material or otherwise appropriate information to include in such disclosure, and any information we or our collaboration partners determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, topline, or preliminary data that is reported for our product candidates differ from future or more comprehensive data, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

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

Our product candidates or those of our partners may cause adverse events or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.*

Adverse events, or AEs, caused by product candidates or other potentially harmful characteristics of product candidates could cause us, our partners, including 3D Medicines, Alphamab or the National Cancer Institute, or NCI, or other third party clinical trial sponsors, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval.

Envafolimab has produced AEs consistent with other inhibitors of the PD-L1 and PD-1 pathways, including rare fatal immune related toxicities. Phase 1 or Phase 2 clinical trials of TRC102 conducted to date have generated AEs related to the trial drug, some of which have been serious. The most common AE identified in our clinical trials of TRC102 has been anemia. The most common AE identified in the Phase 1/2 trial of TRC253 was QTcF prolongation. There can be no assurance that adverse events associated with product candidates will not be observed. As is typical in drug development, we have a program of ongoing toxicology studies in animals for clinical stage product candidates and cannot provide assurance that the findings from such studies or any ongoing or future clinical trials will not adversely affect our clinical development activities.

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

We may be unsuccessful in our efforts to obtain ODDs from the FDA for product candidates, and even if these designations are obtained, we may not ultimately realize the potential benefits of ODD.*

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 people in the United States, or a patient population of greater than 200,000 people in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drugs do not require prescription drug user fees with a marketing application, may qualify the drug development sponsor for certain tax credits, and may be eligible for a market exclusivity period of seven years.

In October 2020, the FDA granted orphan drug status for TRC102 for the treatment of patients with malignant glioma, including glioblastoma. Generally, if a drug with an ODD subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same orphan designated indication for that time period. The applicable period is seven years in the United States, which may be extended by six months, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted ODD for TRC102 for the treatment of malignant glioma, including glioblastoma, if we receive approval for a modified or different indication, our current orphan designations may not provide us with exclusivity.

ODD does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn, and other product candidates may obtain approval before us and receive orphan drug exclusivity, which could block us from entering the market. For example, 3D Medicines has U.S. ODD for envafolimab for the treatment of biliary tract cancer, an indication that is outside the scope of our current license agreement with 3D Medicines.

Orphan drug exclusivity also may not effectively protect us from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions before the expiration of any orphan drug exclusivity period.

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

Pursuant to the terms of our strategic collaboration and clinical trial agreements with I-Mab, we are largely responsible for clinical development activities and I-Mab is responsible for pre-clinical development and manufacturing activities. Consequently, our ability to realize value or generate any revenues from the development of product candidates in collaboration with I-Mab will depend in part on I-Mab’s willingness and ability to successfully complete pre-clinical development and manufacturing activities, in addition to funding agreed-upon portions of the costs of clinical development.  We have limited control over the amount and timing of resources that I-Mab will dedicate to its respective efforts, and have limited rights in the event that I-Mab determines to cease development or manufacturing activities or funding for any product candidate under the collaboration.  We could also encounter disagreements with I-Mab over the timing and scope of development or manufacturing of any product candidates or payments owed under the collaboration or which, if any, bispecific antibody product candidates are selected for development.  For example, in March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. In March 2020, we also learned that I-Mab had entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a bispecific antibody (the BsAb) using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breaches of the TJ004309 and Bispecific Agreements we signed with I-Mab in November 2018. As of the date of this filing, these disputes have not been resolved. We believe that based on these transactions, we may be entitled to receive a payment under the TJ004309 Agreement, although I-Mab has disputed that any payment is due. The dispute is before an ICC arbitration panel seated in New York City and will be arbitrated under New York law with the hearing set for February 2022. We cannot currently estimate the likely outcome of the dispute under the TJ004309 Agreement or the Bispecific Agreement.  Until these discussions are complete, we may be unable to provide a timeline as to when or if we will file an IND for a bispecific antibody under the Bispecific Agreement. Furthermore, our ability to license certain bispecific product candidates from I-Mab may be more limited than we previously believed due to I-Mab’s potential separate license with a third party that preceded our license with I-Mab. In February 2021, I-Mab sent us a notice purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified early termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete”, as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking an order of specific performance requiring us to comply with I-Mab’s effort to terminate the agreement. We disagree with I-Mab’s position and accordingly intend to continue opposing I-Mab’s request for equitable relief and to continue performing our contractual obligations under the terms of the TJ004309 Agreement.

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

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

As of March 31, 2021, our patent estate, on a worldwide basis, includes nine (9) U.S. patents, twenty-nine (29) issued non-U.S patents and seven (7) pending non-U.S. patent applications relating to “Antifolate Agent Combinations in the Treatment Of Cancer,” “Potentiation of Anti-Cancer Activity Through Combination Therapy with BER Pathway Inhibitors,” and “Anti-Endoglin Antibodies and Uses Thereof.” As of March 31, 2021 we are also the exclusive licensee of two (2) issued U.S. patents, forty-five (45) issued non-U.S. patents, one (1) pending U.S. patent application, and thirty-six (36) pending non-U.S. applications related to TRC253. Specific to the development of TJ004309 in North America, we hold a non-exclusive license from I-Mab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering any pharmaceutical composition or preparation comprising or containing TJ004309. Specific to the development of envafolimab for the treatment of sarcoma in North America, we hold an exclusive license from 3D Medicines and Alphamab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering envafolimab. We also hold a non-exclusive license for the conduct of clinical trials in the European Union in support of the development of envafolimab for the treatment of sarcoma in North America.

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

While no PD-(L)1 treatments are currently FDA approved in UPS/MFS or any other sarcoma subtype, Keytruda has a compendia listing in UPS and is reimbursed for off-label use in UPS. The off-label use of Keytruda in UPS/MFS may adversely affect the peak net sales of envafolimab in UPS/MFS and other sarcoma subtypes, if envafolimab is approved by the FDA and commercialized in the U.S.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Obtaining coverage and reimbursement approval of a product from a government or other third party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data to each payor separately for the use of our products, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Patients are unlikely to use product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of product candidates. Further, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Third party payors, whether domestic or foreign, or governmental or commercial, and governments are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in the United States. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the former President Trump signed several Executive Orders and other directives designed to delay, circumvent or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (Tax Act) includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act.  Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Further, although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative changes to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 pandemic relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In January 2013, the former U.S. President signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump signed several Executive Orders that attempt to implement several of the Trump administration proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until  January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

•

federal “sunshine” requirements imposed by the ACA on certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information regarding any transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

state or foreign law equivalents of each of the above federal laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information relating to drug and biologic pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

In addition, the stock market in general, and the Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2020 through March 31, 2021, the closing price of our common stock has ranged between $0.95 and $12.20 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TRACON Pharmaceuticals, Inc.
3.3(1)	Amended and Restated Bylaws.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(3)	Registration Rights Agreement, dated October 18, 2019, by and between the Registrant and Aspire Capital Fund, LLC.
4.3(4)	Securities Purchase Agreement, dated March 22, 2018, among TRACON Pharmaceuticals, Inc. and the purchasers listed on Exhibit A thereto.
4.4(4)	Form of Pre-Funded Warrant dated March 27, 2018.
4.5(4)	Form of Common Warrant dated March 27, 2018.
4.6(6)	Securities Purchase Agreement, dated August 26, 2020, by and between TRACON Pharmaceuticals, Inc. and the purchaser listed on Exhibit A thereto (including the form of Pre-Funded Warrant).
4.7(7)	Securities Purchase Agreement, dated August 28, 2020, by and between TRACON Pharmaceuticals, Inc. and the purchasers listed on Exhibit A thereto (including the form of Pre-Funded Warrant).
4.8(8)	Securities Purchase Agreement, dated December 21, 2020, by and between the Registrant and the purchasers listed on Exhibit A thereto.
4.9(9)	Securities Purchase Agreement, dated December 28, 2020, by and between the Registrant and the purchaser listed on Exhibit A thereto.
10.1(10)	TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended January 29, 2021.
10.2(10)	TRACON Pharmaceuticals, Inc. Bonus Plan, as amended January 29, 2021.
10.3(10)	Employment Agreement by and between the Registrant and Mark Wiggins, dated January 27, 2021.
10.4(10)

Amendment #2 to Cooperative Research and Development Agreement by and between the Registrant and the U.S. Department of Health and Human Services, as represented by National Cancer Institute, dated January 8, 2021.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 21, 2019.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 9, 2018.
(5)	Incorporated by reference to the Registrant Current Report on Form 8-K, filed with the SEC on November 6, 2019.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 27, 2020.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2020.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2020.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 29, 2020.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 25, 2021.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: May 5, 2021	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2021	/s/ Scott B. Brown, CPA
Scott B. Brown, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)