Form 10-Q
period 2021-06-30
Tracon Pharmaceuticals, Inc.
filed 2021-08-11
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

The number of outstanding shares of the registrant’s common stock as of July 30, 2021 was 19,430,369.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,580	$32,131
Short-term investments	—	3,999
Prepaid and other assets	609	784
Total current assets	26,189	36,914
Property and equipment, net	40	16
Other assets	574	508
Total assets	$26,803	$37,438
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,182	$6,235
Accrued compensation and related expenses	945	1,590
Long-term debt, current portion	2,761	2,718
Total current liabilities	14,888	10,543
Other long-term liabilities	—	432
Long-term debt, less current portion	—	1,391
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at June 30, 2021 and December 31, 2020; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 40,000,000 at June 30, 2021 and December 31, 2020; issued and outstanding shares — 15,501,964 and 15,478,787 at June 30, 2021 and December 31, 2020, respectively	16	15
Additional paid-in capital	205,011	204,166
Accumulated deficit	(193,112)	(179,109)
Total stockholders’ equity	11,915	25,072
Total liabilities and stockholders’ equity	$26,803	$37,438

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
License revenue	$346	$—	$346	$—
Operating expenses:
Research and development	3,068	2,218	5,352	4,216
General and administrative	6,126	2,096	8,797	3,982
Total operating expenses	9,194	4,314	14,149	8,198
Loss from operations	(8,848)	(4,314)	(13,803)	(8,198)
Other expense:
Interest expense, net	(91)	(138)	(200)	(271)
Other income (expense), net	—	1	—	(3)
Total other expense	(91)	(137)	(200)	(274)
Net loss	$(8,939)	$(4,451)	$(14,003)	$(8,472)

Net loss per share, basic and diluted	$(0.58)	$(0.70)	$(0.90)	$(1.47)
Weighted-average shares outstanding, basic and diluted	15,497,315	6,385,562	15,488,359	5,778,456

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	15,478,787	$15	$204,166	$(179,109)	$25,072
Stock-based compensation expense	—	—	343	—	343
Issuance of common stock under equity plans	2,024	—	14	—	14
Offering costs	—	—	(8)	—	(8)
Net loss	—	—	—	(5,064)	(5,064)
Balance at March 31, 2021	15,480,811	15	204,515	(184,173)	20,357
Stock-based compensation expense	—	—	417	—	417
Issuance of common stock under equity plans	21,153	1	79	—	80
Net loss	—	—	—	(8,939)	(8,939)
Balance at June 30, 2021	15,501,964	$16	$205,011	$(193,112)	$11,915

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	4,051,187	$4	$165,028	$(162,334)	$2,698
Issuance of common stock under equity plans	2,078	—	(6)	—	(6)
Stock-based compensation expense	—	—	267	—	267
Issuances of common stock, net of offering costs	1,344,673	1	3,719	—	3,720
Issuance of common stock in exchange for services	100,000	—	126	—	126
Net loss	—	—	—	(4,021)	(4,021)
Balance at March 31, 2020	5,497,938	5	169,134	(166,355)	2,784
Issuance of common stock under equity plans	2,450	—	5	—	5
Stock-based compensation expense	—	—	263	—	263
Issuances of common stock, net of offering costs	2,273,427	3	4,399	—	4,402
Net loss	—	—	—	(4,451)	(4,451)
Balance at June 30, 2020	7,773,815	$8	$173,801	$(170,806)	$3,003

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(14,003)	$(8,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	760	530
Common stock issued for services	—	95
Depreciation and amortization	6	7
Noncash interest	39	72
Amortization of debt discount	13	25
Amortization of premium/discount on short-term investments	(1)	—
Equity ownership license revenue	(246)	—
Lease asset amortization and liability accretion, net	(19)	(9)
Changes in assets and liabilities:
Prepaid expenses and other assets	232	376
Accounts payable and accrued expenses	4,831	(1,322)
Accrued compensation and related expenses	(645)	(449)
Net cash used in operating activities	(9,033)	(9,147)
Cash flows from investing activities
Purchase of property and equipment	(30)	—
Proceeds from the maturity of available-for-sale short-term investments	4,000	—
Net cash provided by investing activities	3,970	—
Cash flows from financing activities
Repayment of long-term debt	(1,400)	(933)
Proceeds from sale of common stock and warrants, net of offering costs	(182)	8,122
Proceeds from issuance of common stock under equity plans, net of tax withholdings	94	(1)
Net cash (used in) provided by financing activities	(1,488)	7,188
Change in cash and cash equivalents	(6,551)	(1,959)
Cash and cash equivalents at beginning of period	32,131	16,412
Cash and cash equivalents at end of period	$25,580	$14,453

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

Basis of Presentation

As of June 30, 2021, the Company has devoted substantially all its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of June 30, 2021, the Company had an accumulated deficit of $193.1 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. As of June 30, 2021, the Company had cash and cash equivalents of $25.6 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will be sufficient to fund the Company’s obligations for a period in excess of one year from the date of issuance of these financial statements.

The Company plans to continue to fund its losses from operations through its existing cash and cash equivalents, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. In addition, the Company may fund its losses from operations through the common stock purchase agreement the Company entered into with Aspire Capital in October 2019, as amended in April 2020, for the purchase of up to $15.0 million of the Company’s common stock over the 30 month period of the purchase agreement, $5.4 million of which remained available for sale as of June 30, 2021 and/or the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading in December 2020, pursuant to which the Company may sell, at its option, up to an aggregate of $50.0 million of the Company’s common stock, all of which remained available for sale as of June 30, 2021. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly, and more dilutive. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans, which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, included in its Annual Report on Form 10-K filed with the SEC on February 25, 2021.

Risks and Uncertainties

COVID-19, a novel strain of coronavirus, has become a global pandemic and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

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

Use of Estimates

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of the Company’s condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. The most significant estimates in the Company’s financial statements relate to expenses incurred for clinical trials. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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

Revenue Recognition

To date, substantially all the Company’s revenue has been derived from license agreements. The terms of these arrangements included payments to the Company for the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products. In accordance with Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, the Company performs the following five steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of these agreements: (i) identification of the contract(s) with a customer; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation.  The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer. Once a contract is determined to be within the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers, at contract inception, the Company assesses the goods or services promised within the contract to determine those that are performance obligations and assesses whether each promised good is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2021 and 2020, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	June 30,
	2021	2020
Warrants to purchase common stock	4,810,409	1,561,903
Common stock options and restricted stock units	1,260,367	658,404
ESPP shares	1,244	809
	6,072,020	2,221,116

2.	Investments and Fair Value Measurements

At June 30, 2021, the Company had no short-term investments and at December 31, 2020, the Company’s short-term investments consisted of U.S. treasury securities. The Company classifies all investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

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

Cash equivalents, which are classified as equity securities, and short-term investments, which are classified as available-for-sale securities, consisted of the following (in thousands):

	June 30, 2021				December 31, 2020
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds included in cash equivalents	$5,002	$—	$—	$5,002	$1,002	$—	$—	$1,002
U.S. treasury securities included in short-term investments	—	—	—	—	3,999	—	—	3,999
Equity securities included in other assets (1)	246	—	—	246	—	—	—	—
	$5,248	$—	$—	$5,248	$5,001	$—	$—	$5,001

(1) The Company’s equity securities included in other assets consisted of its investment in a privately held company. The Company recognizes its private company equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2021
Money market funds	$5,002	$—	$5,002	$—
At December 31, 2020
Money market funds and U.S. treasury securities	$5,001	$—	$5,001	$—

3.	Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Long-term debt	$2,800	$4,200
Less debt discount, net of current portion	—	(9)
Long-term debt, net of debt discount	2,800	4,191
Less current portion of long-term debt	(2,800)	(2,800)
Long-term debt, net of current portion	$—	$1,391
Current portion of long-term debt	$2,800	$2,800
Current portion of debt discount	(39)	(82)
Current portion of long-term debt, net	$2,761	$2,718

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

The 2018 Amended SVB Loan provides for interest to be paid at a rate of 9.0% per annum.  Interest-only payments were due monthly through June 30, 2019. Thereafter, in addition to interest accrued during such period, the monthly payments include an amount equal to the outstanding principal at June 30, 2019 divided by 30 months. In April 2020, the Company entered into a deferral agreement with SVB (the Deferral Agreement) for an interest-only payment period of six months, with a corresponding six-month extension to the maturity date to June 2022. All other key terms and conditions of the 2018 Amended SVB Loan remained unchanged and the transaction was accounted for as a debt modification.

At maturity (or earlier prepayment), the Company is required to make a final payment equal to 4.0% of the original principal amount borrowed.

The 2018 Amended SVB Loan is collateralized by substantially all of the Company’s assets, other than the Company’s intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the 2018 Amended SVB Loan. As of June 30, 2021, the Company was in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

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

At June 30, 2021, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841		$108.60
November 14, 2023 through June 4, 2024	3,874		$77.40
January 25, 2024	4,669		$51.40
May 3, 2025	5,363		$26.10
	15,747

As of June 30, 2021, future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment, are as follows (in thousands):

Remaining 2021	$1,501
2022	1,717
3,218
Less interest and final payment	(418)
Long-term debt	$2,800

4.	Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At June 30, 2021, potential future milestone payments under these agreements totaled an aggregate of $9.6 million.
5.	Stockholders’ Equity

Sales of Common Stock

In July 2021, the Company completed an underwritten public offering of 3,926,702 shares of its common stock at an offering price of $3.82 per share. The Company received net proceeds of approximately $13.4 million, after deducting underwriting discounts, commissions and offering-related expenses.

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

In October 2019, the Company entered into a Common Stock Purchase Agreement , which was amended in April 2020 (the 2019 Purchase Agreement), with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock solely at the Company’s request from time to time during the 30 month period of the agreement and at prices based on the market price at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, the Company issued 142,658 shares of its common stock to Aspire Capital. As of June 30, 2021, the Company had sold an aggregate 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $9.6 million.

At-The-Market Issuance Sales Agreement

In December 2020, the Company entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $50.0 million of the Company’s common stock through JonesTrading, as sales agent or principal, all of which remains available for sale as of June 30, 2021. Sales of the Company’s common stock made pursuant to the JonesTrading Agreement, if any, will be made on the Nasdaq Capital Market under the Company’s effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the JonesTrading Agreement, the Company may also sell shares of its common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement.

Equity Plan Activity

During the three months ended June 30, 2021, the Company issued no shares of common stock upon the exercise of outstanding stock options, no shares of common stock upon the vesting of restricted stock units, and 21,153 shares of common stock in connection with the employee stock purchase plan (the ESPP). During the six months ended June 30, 2021, the Company issued 2,024 shares of common stock upon the exercise of outstanding stock options, no shares of common stock upon the vesting of restricted stock units, and 21,153 shares of common stock in connection with the ESPP. During the year ended December 31, 2020, the Company issued no shares of common stock upon the exercise of outstanding stock options, 2,078 shares of common stock upon the vesting of restricted stock units, net of shares withheld to settle the employees’ minimum statutory tax obligations for income and other related employment taxes, and 4,550 shares of common stock in connection with the ESPP.

Common Stock Warrants

As of June 30, 2021, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841	$108.60
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
March 27, 2024	1,369,602	$27.00
March 27, 2025	176,554	$0.10
May 3, 2025	5,363	$26.10
August 27, 2027	1,889,513	$0.01
August 31, 2027	1,358,993	$0.01
	4,810,409

During the three and six months ended June 30, 2021, no warrants were exercised. During the year ended December 31, 2020, 181,190 Pre-Funded Warrants were exercised for net proceeds of $2,000.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.0%	0.4%	0.8%	1.2%
Expected volatility	90%	88%	90%	86%
Expected term (in years)	6.0	5.8	6.2	6.2
Expected dividend yield	—%	—%	—%	—%

 Stock compensation expense for the ESPP was immaterial for the three and six months ended June 30, 2021 and 2020.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$145	$105	$271	$212
General and administrative	272	158	489	318
	$417	$263	$760	$530

6.	Licenses and Collaborations

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

Pursuant to the Envafolimab Collaboration Agreement, the Company was granted an exclusive license to develop and commercialize envafolimab for the treatment of sarcoma in North America.  The Company is responsible for conducting, and will bear the costs of Phase 1, Phase 2, and Phase 3 or post-approval clinical trials in North America for envafolimab in the indications of refractory and first line treatment of sarcoma. 3D Medicines and Alphamab are responsible for conducting, and will bear the costs of, investigational new drug (IND)-enabling studies (other than those specific to the sarcoma indication) and the preparation of chemistry, manufacturing and controls (CMC) activities sections of an IND application for envafolimab. 3D Medicines and Alphamab have agreed to manufacture and supply, or to arrange for a third-party manufacturer to manufacture and supply, envafolimab to the Company at pre-negotiated prices that vary based on clinical or commercial use. 3D Medicines and Alphamab retained the right to develop envafolimab in all territories outside of North America as well as within North America for all indications other than sarcoma.

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

In the event that I-Mab out-licenses the rights to TJ004309 to a third party, the Company would be entitled to receive escalating portions of royalty and non-royalty consideration received by I-Mab with respect to certain territories outside of Greater China. In the event that I-Mab commercializes TJ004309, the Company would be entitled to receive a royalty percentage on net sales by I-Mab in North America ranging from the mid-single digits to low double digits, and in the EU and Japan in the mid-single digits.  The portions of certain third party royalty and non-royalty consideration and the royalty from net sales by I-Mab to which the Company would be entitled will escalate based on the phase of development and relevant clinical trial obligations the Company completes under the TJ004309 Agreement, ranging from a high-single digit to a mid-teen percentage of non-royalty consideration as well as a double digit percentage of royalty consideration. In March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. On April 8, 2020, the Company issued a notice of dispute to I-Mab as the Company believes it may be entitled to receive a payment under the TJ004309 Agreement, although I-Mab has disputed the payment is due. The dispute is before an ICC arbitration tribunal seated in New York City and will be arbitrated under New York law with the hearing set for February 2022. The Company cannot currently estimate the likely outcome of the dispute under the TJ004309 Agreement. In February 2021, May 2021, and July 2021, I-Mab sent the Company notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing the Company a prespecified early termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete”, as that term is defined in the TJ004309 Agreement, and the Company responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking an order of specific performance requiring the Company to comply with I-Mab’s effort to terminate the agreement. The Company disagreed with I-Mab’s position, and in May 2021, the Delaware Court of Chancery stayed the lawsuit filed by I-Mab pending a determination of substantive arbitrability from the arbitration tribunal, and subsequently this matter was included in the proceeding before the ICC arbitration tribunal.

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

In March 2020, the Company learned that I-Mab had entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a bispecific antibody (the BsAb) using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary bispecific antibody technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, the Company issued a notice of dispute regarding possible breach of the Bispecific Agreement related to I-Mab having previously entered into ABL License 1 and ABL License 2. The dispute is before an ICC arbitration tribunal seated in New York City and will be arbitrated under New York law with the hearing set for February 2022. The Company cannot currently estimate the likely outcome of the dispute under the Bispecific Agreement. Until the dispute is concluded, the Company may be unable to provide a timeline as to when or if it will file an IND for a bispecific antibody under the Bispecific Agreement.

Janssen

In September 2016, the Company entered into a license and option agreement with Janssen (the License and Option Agreement) under which Janssen granted the Company a license to technology and intellectual property to develop, manufacture and commercialize two compounds: a small molecule inhibitor of androgen receptor and androgen receptor mutations (the AR Mutant Program or TRC253) which is intended for the treatment of men with prostate cancer, and an inhibitor of NF-kB inducing kinase (the NIK Program or TRC694). Following completion of the pre-clinical development of TRC694, the Company determined the compound did not warrant further development and, in February 2019, issued written notice to terminate the License and Option Agreement with respect to the NIK Program and returned TRC694 and all rights thereto to Janssen. Following completion of the TRC253 Phase 1/2 trial, the Company determined commercialization of TRC253 in prostate cancer in the United States was not viable and, in May 2021, issued written notice to terminate the License and Option Agreement with respect to the AR Mutant Program and returned TRC253 and all rights thereto to Janssen.

No consideration was exchanged for these assets on the acquisition date. Given the early preclinical stage of development of these assets and the low likelihood of success of development through regulatory approval on the acquisition date, no value was previously assigned to these assets in the accompanying consolidated balance sheets.

Enviro and Kairos

In May 2021, the Company entered into a license and supply agreement with Enviro Therapeutics Inc. (Enviro) and Kairos Pharma, Ltd. (Kairos) under which the Company granted to Enviro access to inactive IND filings for TRC105 in the United States, ownership of existing supplies of TRC105 drug product, and assignment of the Company’s patent rights to CD105 technologies, which includes the TRC105 antibody.

In consideration of the transfer and assignment, the Company received a one-time, non-refundable, non-creditable upfront payment in the amount of $0.1 million and equity ownership in Enviro, subject to certain specified reductions. In addition, the Company received anti-dilution protection of its equity ownership in Enviro, subject to certain specified reductions, and is eligible to receive up to a total of $1.0 million in milestone payments upon the achievement of specified financing events, and a single-digit royalty on worldwide net sales of TRC105.

Under the terms of the agreement, Enviro has sole responsibility for funding, developing, seeking regulatory approval for and commercializing TRC105 product candidates. Enviro has the right to grant sublicenses to affiliates and third-party collaborators and in the event Enviro sublicenses any of its rights under the agreement, Enviro would be obligated to pay the Company a single-digit percentage of all consideration received under such sublicense.

The Company assessed this agreement and identified multiple promised goods and services, which included at contract inception: (1) assignment of patent rights to CD105 technologies, (2) access to inactive IND filings for TRC105 in the United States, and (3) transfer of ownership of TRC105 drug product. All performance obligations were satisfied by June 30, 2021, which completed the Company’s obligations under the terms of the agreement.

The transaction price included the $0.1 million upfront payment and equity in Enviro valued at $0.2 million, all of which had been fully recognized as revenue as of June 30, 2021. The value of the Company’s equity ownership in Enviro was estimated based on the fair value of observable market prices. The remaining $1.0 million of potential financing milestone payments were not considered probable at contract inception or at June 30, 2021, and therefore no amounts have been included in the transaction price for these remaining milestones. In addition, any royalty payments will be recognized when the related sales occur and have therefore also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

In June 2021, we received orphan drug designation (ODD) for envafolimab for the treatment of soft tissue sarcoma. The ODD application included data demonstrating that two of five patients with alveolar soft parts sarcoma (ASPS) treated with envafolimab in phase 1 trials demonstrated partial responses, each with a duration of response of greater than six months. In June and August 2021, the Independent Data Monitoring Committee (IDMC) recommended that the ENVASARC trial proceed as planned following the review of safety data from the more than 20 patients enrolled in the trial at that time.

Assuming sufficient patient responses in line with meeting the ENVASARC trial endpoint, we intend to apply for breakthrough therapy or fast track designation with the FDA for envafolimab for the treatment of soft tissue sarcoma subtypes in the United States in 2021. Thereafter, we expect having a final response assessment from the ENVASARC trial in 2022, and, assuming positive data, submitting a biologics license application to the FDA for accelerated approval in 2023. Additionally, assuming positive interim data from the ENVASARC trial, we plan to initiate a trial in multiple soft tissue sarcoma subtypes to expand the target patient population.

The initial interim efficacy analysis occurs following the 12-week efficacy scan in the 36th enrolled patient, to allow for determination of the preliminary objective response rate. There must be at least one response among the initial 18 patients enrolled into each cohort to continue enrollment in that cohort per the futility rules of the study. We expect to release data from the initial interim efficacy analysis by the end of this year and to release data from the second interim efficacy analysis following the 12-week efficacy scan in the 92nd enrolled patient in 2022.

In April 2021, a poster highlighting the ENVASARC trial was presented at the American Association for Cancer Research (AACR) virtual meeting, which provided details on the ENVASARC trial design. A poster highlighting the ENVASARC clinical trial design was also presented at the American Society for Clinical Oncology (ASCO) virtual meeting in June 2021.

Our other clinical stage oncology product candidates include TRC102, which is a small molecule that has been studied in Phase 1 and Phase 2 trials for the treatment of mesothelioma, lung cancer, glioblastoma and solid tumors, and TJ004309, which is a CD73 antibody in Phase 1 clinical development for the treatment of solid tumors, that we licensed from I-Mab Biopharma (I-Mab) in November 2018.

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting DNA base excision repair (BER). In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy for the treatment of cancer patients. TRC102 has been studied in Phase 1 or Phase 2 trials in mesothelioma patients in combination with the approved chemotherapeutic Alimta® (pemetrexed), in glioblastoma, ovarian cancer, lung and colorectal cancer patients in combination with the approved chemotherapeutic Temodar® (temozolomide) and in lung cancer patients in combination with the approved chemotherapeutics Alimta and cisplatin as well as external beam radiation (i.e., chemoradiation). All current TRC102 trials are sponsored and funded by the National Cancer Institute (NCI). We retain global rights to develop and commercialize TRC102 in all indications. In October 2020, TRC102 received ODD from the FDA for the treatment of patients with malignant glioma, including glioblastoma. O6-methylguanine DNA methyltransferase (MGMT) deficiency is observed in about one-third of glioblastoma patients, and a prior study of Temodar and TRC102 reported at the Society for Neuro-Oncology in 2018 demonstrated that two MGMT deficient glioblastoma patients had prolonged survival when treated with Temodar and TRC102 after progressing previously on Temodar and radiation therapy. A December 2020 publication in Cancer Cell also demonstrated Temodar and TRC102 were active in MGMT deficient patients with colorectal cancer and further data of the combination of TRC102 and Temodar in lung cancer patients are expected in 2021. We expect further development by the NCI in MGMT deficient glioblastoma based on these data and believe a trial in first line glioblastoma patients of Temodar, radiation therapy and TRC102 is warranted. Based on data presented at the ASCO 2020 virtual meeting that the combination of chemoradiation and TRC102 produced objective responses in all 15 evaluable patients with advanced localized lung cancer treated in a Phase 1 trial, we also expect further development by the NCI of TRC102 in advanced localized lung cancer patients.

TJ004309, also known as TJD5 or uliledlimab, is a novel humanized antibody against CD73 expressed on stromal cells and tumors that converts extracellular adenosine monophosphate (AMP) to the immunosuppressive metabolite adenosine. We are developing TJ004309 in collaboration with I-Mab under a strategic collaboration and clinical trial agreement that we entered into in November 2018 (the TJ004309 Agreement). In July 2019, we began enrollment in a Phase 1 clinical trial to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with the PD-L1 checkpoint inhibitor Tecentriq® in patients with advanced solid tumors, and in June 2021 we presented data from the ongoing Phase 1 trial at the ASCO 2021 virtual meeting. In a poster presentation titled “The safety, pharmacokinetics (PK), pharmacodynamics (PD) and clinical efficacy of uliledlimab (TJ004309), a differentiated CD73 antibody, in combination with atezolizumab in patients with advanced cancer”, uliledlimab was found to be safe and well-tolerated up to 20 mg/kg every three weeks (Q3W) and 15 mg/kg once weekly as a monotherapy and in combination therapy with atezolizumab 1200 mg Q3W and no dose limiting toxicity was observed and the maximum tolerated dose was not reached. There was one complete response in a PD-(L)1 naïve patient, two partial responses (PR) with one PR in a PD-(L)1 naïve patient and one PR in a PD-(L)1 refractory patient, and three cases of stable disease following treatment with uliledlimab and atezolizumab. We expect completion of the TJ004309 Phase 1 trial in early 2022.

We entered into a separate strategic collaboration and clinical trial agreement (the Bispecific Agreement) which allows for the development of up to five of I-Mab’s proprietary bispecific antibody product candidates to be nominated by I-Mab within a five-year period for development and commercialization in North America, with the option to opt-in and acquire product rights outside of Greater China and Korea prior to completing the first pivotal clinical trial for any bispecific product candidate.

In March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. In March 2020, we also learned that I-Mab had entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a bispecific antibody (the BsAb) using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breaches of the TJ004309 Agreement and the Bispecific Agreement. As of the date of this Quarterly Report, these disputes have not been resolved. We believe that based on these transactions, we may be entitled to receive payments under the TJ004309 Agreement, although I-Mab has disputed the payment is due. The dispute is before an ICC arbitration tribunal seated in New York City and will be arbitrated under New York law with the hearing set for February 2022. We cannot currently estimate the likely outcome of the dispute under the TJ004309 Agreement or the Bispecific Agreement. Until the dispute is concluded, we may be unable to provide a timeline as to when or if we will file an IND for a bispecific antibody under the Bispecific Agreement. Furthermore, our ability to license bispecific product candidates from I-Mab may be more limited than we previously believed. In February 2021, May 2021, and July 2021, I-Mab sent us notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete”, as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking an order of specific performance requiring us to comply with I-Mab’s effort to terminate the agreement. We disagreed with I-Mab’s position and in May 2021, the Delaware Court of Chancery stayed the lawsuit filed by I-Mab pending a determination of substantive arbitrability from the arbitration tribunal, and subsequently this matter was included in the proceeding before the ICC arbitration tribunal.

The following table summarizes key information regarding ongoing and planned development of our clinical stage product candidates:

	Phase	Data Expected
Envafolimab (3D Medicines and Alphamab)
Soft Tissue Sarcoma (UPS and MFS)	Pivotal Phase 2	Interim Data - 2021 and 2022 Final Data - 2022
TRC102
Solid Tumors and Lymphomas	Phase 1/2	2021
TJ004309 (I-Mab)
Solid Tumors	Phase 1	2022

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

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt under our credit facility with Silicon Valley Bank (SVB). At June 30, 2021, we had cash and cash equivalents totaling $25.6 million.

We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $16.8 million and $22.7 million for the years ended December 31, 2020 and 2019, respectively. At June 30, 2021, we had an accumulated deficit of $193.1 million.

We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in 2021 as we:

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

Pursuant to the Envafolimab Collaboration Agreement, we were granted an exclusive license to develop and commercialize envafolimab for the treatment of sarcoma in North America.  We are responsible for conducting and will bear the costs of any Phase 1, Phase 2, and Phase 3 or post-approval clinical trial in North America for envafolimab in the indications of refractory and first line treatment of sarcoma. 3D Medicines and Alphamab are responsible for conducting and will bear the costs of investigational new drug (IND)-enabling studies (other than those specific to the sarcoma indication) and the preparation of the chemistry, manufacturing and controls (CMC) activities sections of an IND application for envafolimab. 3D Medicines and Alphamab have agreed to manufacture and supply, or to arrange for a third-party manufacturer to manufacture and supply, envafolimab to us at pre-negotiated prices that vary based on clinical or commercial use. 3D Medicines and Alphamab retained the right to develop envafolimab in all territories outside of North America as well as within North America for all indications other than sarcoma.

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

In the event that I-Mab licenses rights to TJ004309 to a third party, we would be entitled to receive escalating portions of royalty and non-royalty consideration received by I-Mab with respect to territories outside of Greater China. In the event that I-Mab commercializes TJ004309, we would be entitled to receive a royalty on net sales by I-Mab in North America ranging from the mid-single digits to low double digits, and in the EU and Japan in the mid-single digits. The portions of certain third party royalty and non-royalty consideration and the royalty from net sales by I-Mab to which we would be entitled escalate based on the phase of development and relevant clinical trial obligations we complete under the TJ004309 Agreement, ranging from a high-single digit to a mid-teen percentage of non-royalty consideration as well as a double digit percentage of royalty consideration. In March 2020, I-Mab issued a press release announcing a strategic partnership with KG Bio, whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. On April 8, 2020, we issued a notice of dispute to I-Mab as we may be entitled to receive a payment under the TJ004309 Agreement, although I-Mab has disputed the payment is due. The dispute is before an ICC arbitration tribunal seated in New York City and will be arbitrated under New York law with the hearing set for February 2022. We cannot currently estimate the likely outcome of the dispute under the TJ004309 Agreement.

The TJ004309 Agreement may be terminated by either party in the event of an uncured material breach by the other party or bankruptcy of the other party, or for safety reasons related to TJ004309.  I-Mab may also terminate the TJ004309 Agreement if we cause certain delays in completing a Phase 1 clinical trial. In addition, I-Mab may terminate the TJ004309 Agreement for any reason within 90 days following the completion of the first Phase 1 clinical trial, in which case we would be entitled to a minimum termination fee of $9.0 million, or following the completion of the first Phase 2 clinical trial, in which case we would be entitled to a pre-specified termination fee of $15.0 million and either a percentage of non-royalty consideration I-Mab may receive as part of a license to a third party or an additional payment if TJ004309 is approved for marketing outside Greater China before a third party license is executed, in addition to a double digit percentage of royalty consideration. In February 2021, I-Mab sent us a notice purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified early termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete”, as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking an order of specific performance requiring us to comply with I-Mab’s effort to terminate the agreement. We disagreed with I-Mab’s position and in May 2021, the Delaware Court of Chancery stayed the lawsuit filed by I-Mab pending a determination of substantive arbitrability from the arbitration tribunal, and subsequently this matter was included in the proceeding before the ICC arbitration tribunal.

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

In March 2020, we learned that I-Mab had entered into two license and collaboration agreements with ABL Bio in July 2018. Under the ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize the BsAb using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breach of the Bispecific Agreement. The dispute is before an ICC arbitration tribunal seated in New York City and will be arbitrated under New York law with the hearing set for February 2022. We cannot currently estimate the likely outcome of the dispute under the Bispecific Agreement. Until the dispute is concluded, we may be unable to provide a timeline as to when or if we will file an IND for a bispecific antibody under the Bispecific Agreement. Furthermore, our ability to license bispecific product candidates from I-Mab may be more limited than we previously believed.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Third-party research and development expenses:
Envafolimab	$1,529	$163	$2,310	$236
TRC102	78	35	88	56
TRC253	34	183	163	592
TJ004309	207	387	507	674
TRC105	—	122	—	198
TRC694	—	—	—	2
Total third-party research and development expenses	1,848	890	3,068	1,758
Unallocated expenses	1,220	1,328	2,284	2,458
Total research and development expenses	$3,068	$2,218	$5,352	$4,216

Unallocated expenses consist primarily of our internal personnel and facility related costs.

We expect our current level of research and development expenses to increase in 2021 due to the continued enrollment of the ENVASARC trial.

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

We anticipate that our general and administrative expenses for the remainder of 2021 will decrease compared to the first half of 2021 given the Delaware Court of Chancery stayed the lawsuit filed by I-Mab but will be higher compared to prior years due to legal related expenses incurred in connection with the continued arbitration on the TJ004309 Agreement and Bispecific Agreement.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020	Change
	(in thousands)
License revenue	$346	$—	$346
Research and development expenses	3,068	2,218	850
General and administrative expenses	6,126	2,096	4,030
Other expense	(91)	(137)	46

License revenue.  License revenue was $0.3 million for the three months ended June 30, 2021 and related to revenue recognized under the Enviro license agreement with no corresponding revenue in the comparable period in 2020.

Research and development expenses.  Research and development expenses were $3.1 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $0.9 million was primarily due to the continued enrollment of the ENVASARC trial.

General and administrative expenses.  General and administrative expenses were $6.1 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $4.0 million was primarily due to legal expenses incurred in connection with the lawsuit filed by I-Mab in the Delaware Court of Chancery and arbitration on the TJ004309 Agreement and Bispecific Agreement.

Other expense.  Other expense was $0.1 million for the three months ended June 30, 2021 and 2020.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020	Change
	(in thousands)
License revenue	$346	$—	$346
Research and development expenses	5,352	4,216	1,136
General and administrative expenses	8,797	3,982	4,815
Other expense	(200)	(274)	74

License revenue.  License revenue was $0.3 million for the six months ended June 30, 2021 and related to revenue recognized under the Enviro license agreement with no corresponding revenue in the comparable period in 2020.

Research and development expenses.  Research and development expenses were $5.4 million and $4.2 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $1.1 million was primarily due to the continued enrollment of the ENVASARC trial.

General and administrative expenses.  General and administrative expenses were $8.8 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $4.8 million was primarily due to legal expenses incurred in connection with the lawsuit filed by I-Mab in the Delaware Court of Chancery and arbitration on the TJ004309 Agreement and Bispecific Agreement.

Other expense.  Other expense was $0.2 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Our sources of cash liquidity include our cash and cash equivalents. In July 2021, we completed an underwritten public offering which resulted in net proceeds to us of approximately $13.4 million (July 2021 Financing). We believe that our cash and cash equivalents as of June 30, 2021, together with the net proceeds from the July 2021 Financing, will be sufficient to fund the current requirements of working capital and other financial commitments, including our long-term debt and operating lease obligations, into 2023. We may also fund our future liquidity needs by selling shares of our common stock under existing common stock purchase agreements, including our common stock purchase agreement with Aspire Capital and our Capital on DemandTM sales agreement with JonesTrading Institutional Services LLC (JonesTrading). In addition to our existing common stock purchase agreements, we periodically consider various other financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions.

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2021, we had an accumulated deficit of $193.1 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to increase in 2021 due to the continued enrollment of the ENVASARC trial. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

Common Stock Purchase Agreement with Aspire Capital

In October 2019, as amended in April 2020, we entered into the 2019 Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations of the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time during the 30 month term of the 2019 Purchase Agreement and at prices based on the market price of our common stock at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, we issued to Aspire Capital 142,658 shares of our common stock. As of June 30, 2021, we had sold an aggregate 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $9.6 million.

ATM Facility

In December 2020, we entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, all of which remains available for sale as of June 30, 2021. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement.

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

The 2018 Amended SVB Loan provides for interest to be paid at a rate of 9.0% per annum, with interest-only payments due monthly through June 30, 2019. Thereafter, in addition to interest accrued during such period, the monthly payments include an amount equal to the outstanding principal at June 30, 2019 divided by 30 months. At maturity (or earlier prepayment), we are also required to make a final payment equal to 4.0% of the original principal amount of the amounts borrowed. In April 2020, we entered into an agreement with SVB (Deferral Agreement) which granted us an interest-only payment period for six months, with a corresponding six-month extension to the maturity date which is now June 2022. All other material terms and conditions of the 2018 Amended SVB Loan remained unchanged.

The 2018 Amended SVB Loan is collateralized by substantially all of our assets, other than our intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be required to immediately repay all obligations under the 2018 Amended SVB Loan. As of June 30, 2021, we were in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

As of June 30, 2021, the total outstanding balance owed under the 2018 Amended SVB Loan amounted to $2.8 million. As of June 30, 2021, future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment, were $3.2 million in the next 12 and 24 months.

Operating Lease Obligations

Our operating lease obligations relate to our corporate headquarters in San Diego, California, which expires in April 2022. As of June 30, 2021, future minimum lease payments under this lease were $0.4 million in the next 12 and 24 months.

Other Obligations

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(9,033)	$(9,147)
Investing activities	3,970	—
Financing activities	(1,488)	7,188
Decrease in cash and cash equivalents	$(6,551)	$(1,959)

Operating activities.  Net cash used in operating activities was $9.0 million and $9.1 million for the six months ended June 30, 2021 and 2020, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities.  Net cash provided by investing activities was $4.0 million for the six months ended June 30, 2021 and was due to maturities of short-term investments.

Financing activities.  Net cash used in financing activities was $1.5 million for the six months ended June 30, 2021 and primarily resulted from $1.4 million in repayments on borrowings under our SVB loan agreement. Net cash provided by financing activities was $7.2 million during the six months ended June 30, 2020 and primarily resulted from the sale of $8.1 million in common stock through our ATM facility with JonesTrading and 2019 Purchase Agreement with Aspire Capital, offset by $0.9 million in net repayments on borrowings under our SVB loan agreement.

Funding Requirements

At June 30, 2021, we had cash and cash equivalents totaling $25.6 million. In July 2021, we completed an underwritten public offering which resulted in net proceeds to us of approximately $13.4 million. We believe that our cash and cash equivalents as of June 30, 2021, together with the net proceeds from the July 2021 Financing, will be sufficient to fund our obligations into 2023. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements.

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

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2021, the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For a description of our disputes and related proceedings with I-Mab, see Note 6, Collaborations, of the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $16.8 million and $22.7 million for the years ended December 31, 2020 and 2019, respectively. At June 30, 2021, we had an accumulated deficit of $193.1 million.

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

We will require substantial additional financing to achieve our goals, and failure to obtain additional financing when needed could force us to delay, limit, reduce or terminate our drug development efforts.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our current level of research and development expenses to increase in 2021 due to the continued enrollment of the ENVASARC pivotal trial.

At June 30, 2021, we had cash and cash equivalents totaling $25.6 million. In July 2021, we completed an underwritten public offering which resulted in net proceeds to us of approximately $13.4 million. Based upon our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into 2023. We will need additional funding to complete the development and commercialization of product candidates, including envafolimab. In November 2018, we entered into separate collaboration and clinical trial agreements with I-Mab for the development of multiple immuno-oncology programs. Similarly, in December 2019, we entered into a collaboration and clinical trial agreement with 3D Medicines and Alphamab. Under the agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations.  We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches.

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

In December 2020, we entered into a Capital on DemandTM Sales Agreement (JonesTrading Agreement) with JonesTrading Institutional Services LLC (JonesTrading) pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, all of which remains available for sale as of June 30, 2021. In October 2019, we entered into a Common Stock Purchase Agreement (2019 Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) pursuant to which, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, as amended in April 2020, Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time. As of June 30, 2021, we sold an aggregate 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $9.6 million. While the JonesTrading Agreement and 2019 Purchase Agreement provide us with additional options to raise capital through sales of our common stock, there can be no guarantee that we will be able to sell shares under either agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the JonesTrading Agreement from time to time, and while Aspire Capital is obligated to purchase shares of our common stock under the 2019 Purchase Agreement, the obligation is subject to our satisfaction of various conditions which we may not be able to meet in the future. If sales are made under either the JonesTrading Agreement or the 2019 Purchase Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

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

In October 2020, the FDA granted orphan drug status for TRC102 for the treatment of patients with malignant glioma, including glioblastoma and in June 2021, we received Orphan Drug Designation (ODD) for envafolimab for the treatment of soft tissue sarcoma subtypes. Generally, if a drug with an ODD subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same orphan designated indication for that time period. The applicable period is seven years in the United States, which may be extended by six months, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted ODD for TRC102 for the treatment of malignant glioma, including glioblastoma, and envafolimab for the treatment of soft tissue sarcoma subtypes, if we receive approval for a modified or different indication, our current orphan designations may not provide us with exclusivity.

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

Pursuant to the terms of our strategic collaboration and clinical trial agreements with I-Mab, we are largely responsible for clinical development activities and I-Mab is responsible for pre-clinical development and manufacturing activities. Consequently, our ability to realize value or generate any revenues from the development of product candidates in collaboration with I-Mab will depend in part on I-Mab’s willingness and ability to successfully complete pre-clinical development and manufacturing activities, in addition to funding agreed-upon portions of the costs of clinical development.  We have limited control over the amount and timing of resources that I-Mab will dedicate to its respective efforts, and have limited rights in the event that I-Mab determines to cease development or manufacturing activities or funding for any product candidate under the collaboration.  We could also encounter disagreements with I-Mab over the timing and scope of development or manufacturing of any product candidates or payments owed under the collaboration or which, if any, bispecific antibody product candidates are selected for development.  For example, in March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. In March 2020, we also learned that I-Mab had entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a bispecific antibody (the BsAb) using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breaches of the TJ004309 and Bispecific Agreements we signed with I-Mab in November 2018. As of the date of this filing, these disputes have not been resolved. We believe that based on these transactions, we may be entitled to receive a payment under the TJ004309 Agreement, although I-Mab has disputed the payment is due. The dispute is before an ICC arbitration tribunal seated in New York City and will be arbitrated under New York law with the hearing set for February 2022. We cannot currently estimate the likely outcome of the dispute under the TJ004309 Agreement or the Bispecific Agreement. Until the dispute is concluded, we may be unable to provide a timeline as to when or if we will file an IND for a bispecific antibody under the Bispecific Agreement. Furthermore, our ability to license bispecific product candidates from I-Mab may be more limited than we previously believed. In February 2021, May 2021, and July 2021, I-Mab sent us notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete”, as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking an order of specific performance requiring us to comply with I-Mab’s effort to terminate the agreement. We disagreed with I-Mab’s position and in May 2021, the Delaware Court of Chancery stayed the lawsuit filed by I-Mab pending a determination of substantive arbitrability from the arbitration tribunal, and subsequently this matter was included in the proceeding before the ICC arbitration tribunal.

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

We are a party to a number of license agreements that are important to our business, and we may enter into additional license agreements in the future. Envafolimab and associated intellectual property have been licensed from 3D Medicines and Alphamab. TJ004309 and associated intellectual property have been licensed from I-Mab.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.*

Third party payors, whether domestic or foreign, or governmental or commercial, and governments are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in the United States. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA.  For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (Tax Act) includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Recently there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump signed several executive orders that attempt to implement several of the Trump administration proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until  January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the former President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We do not have internal new drug discovery capabilities or a technology platform with which to develop novel product candidates. Unless we develop or acquire these capabilities or a technology platform, our only means of expanding our product pipeline will be to acquire or in-license product candidates that complement or augment our current targets, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. In addition, part of our corporate strategy is to leverage our existing internal clinical development and regulatory capabilities by entering into collaborations where we conduct development activities related to third party product candidates in exchange for commercialization and payment rights, such as our collaboration with 3D Medicines and Alphamab with respect to envafolimab and our collaboration with I-Mab with respect to I-Mab’s proprietary CD73 antibody, TJ004309, and potential bispecific antibody candidates.  Identifying, selecting and acquiring or licensing promising product candidates requires substantial technical, financial and human resources. Efforts to do so may not result in the actual development, acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. With respect to TJ004309, if I-Mab licenses rights to TJ004309 to a third party, while we would be entitled to receive varying portions of royalty and non-royalty payments from I-Mab, we would have no further rights to develop, commercialize or realize value from TJ004309. With respect to envafolimab, 3D Medicines and Alphamab retain certain rights to reacquire the rights for sarcoma in North America in connection with an arm’s length sale to a third party of the rights to develop and commercialize envafolimab in North America for all indications.  While we and 3D Medicines and Alphamab must negotiate in good faith and agree to fair compensation be paid to us for the value of and opportunity represented by the reacquired rights, we cannot guarantee that any compensation paid to us would adequately cover our investments in the program, the present value of the rights to us or our opportunity costs as a result of having advanced the program prior to reacquisition.  Also, in the event that envafolimab is first approved in North America for sarcoma and within three years of the commercial launch of envafolimab in North America for sarcoma 3D Medicines and Alphamab replace us as the party responsible for commercialization, and we do not co-market envafolimab for sarcoma in North America, then 3D Medicine and Alphamab will be required to compensate us for our costs associated with preparing for and conducting commercial activities. However, we may not be able to agree with 3D Medicines and Alphamab on adequate compensation and cannot guarantee that any agreed-upon compensation would adequately cover our investments in commercializing envafolimab in North America or our lost opportunity costs in pursuing commercialization. If we are unable to retain existing product candidates and add additional product candidates to our pipeline, we may not be able to execute on an important part of our business strategy and our long-term business and prospects will be limited.

We and our partners are subject to extensive federal, state, and foreign regulation, and our failure to comply with healthcare laws could harm our business.*

Although we do not currently have any products on the market, we and our partners are subject to healthcare regulation and enforcement by the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws that may affect our ability to operate include:

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

•

federal “sunshine” requirements imposed by the ACA on certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information regarding any payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

state or foreign law equivalents of each of the above federal laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information relating to drug and biologic pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2020, we had federal and California net operating loss carryforwards, or NOLs, of approximately $152.5 million and $117.7 million, respectively, which expire in various years beginning in 2030, if not utilized. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, federal NOLs generated in tax years beginning after 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after 2020 is limited to 80% of taxable income. As of December 31, 2020, we had federal and California research and development and Orphan Drug tax credit carryforwards of approximately $10.3 million and $2.5 million, respectively. The federal research and development and Orphan Drug tax credit carryforwards expire in various years beginning in 2031, if not utilized. The California research and development credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

The COVID-19 pandemic could continue to adversely impact our business, including our clinical trials, supply chain and business development activities.*

COVID-19, a novel strain of coronavirus, has become a global pandemic and many states and municipalities in the United States announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Since then, almost all of our employees have been telecommuting, which has impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 may negatively impact productivity and slow down or delay our ongoing and future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain. In addition, travel restrictions and shutdowns in business operations as a result of the pandemic have limited our ability to pursue our business development strategy with respect to China-based biopharmaceutical companies seeking U.S. drug development expertise. In the event that government authorities were to enhance current restrictions, our employees who currently are not telecommuting may no longer be able to access our facilities, and our operations may be further limited or curtailed.

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

In addition, the stock market in general, and the Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2020 through July 30, 2021, the closing price of our common stock has ranged between $0.95 and $12.20 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TRACON Pharmaceuticals, Inc.
3.3(1)	Amended and Restated Bylaws.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(3)	Registration Rights Agreement, dated October 18, 2019, by and between the Registrant and Aspire Capital Fund, LLC.
4.3(5)	Securities Purchase Agreement, dated August 26, 2020, by and between TRACON Pharmaceuticals, Inc. and the purchaser listed on Exhibit A thereto (including the form of Pre-Funded Warrant).
4.4(6)	Securities Purchase Agreement, dated August 28, 2020, by and between TRACON Pharmaceuticals, Inc. and the purchasers listed on Exhibit A thereto (including the form of Pre-Funded Warrant).
4.5(7)	Securities Purchase Agreement, dated December 21, 2020, by and between the Registrant and the purchasers listed on Exhibit A thereto.
4.6(8)	Securities Purchase Agreement, dated December 28, 2020, by and between the Registrant and the purchaser listed on Exhibit A thereto.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 21, 2019.
(4)	Incorporated by reference to the Registrant Current Report on Form 8-K, filed with the SEC on November 6, 2019.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 27, 2020.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2020.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2020.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 29, 2020.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: August 11, 2021	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2021	/s/ Scott B. Brown, CPA
Scott B. Brown, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)