Form 10-Q
period 2021-09-30
Tracon Pharmaceuticals, Inc.
filed 2021-11-03
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

The number of outstanding shares of the registrant’s common stock as of October 29, 2021 was 19,445,903.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,901	$32,131
Short-term investments	—	3,999
Prepaid and other assets	1,241	784
Total current assets	31,142	36,914
Property and equipment, net	49	16
Other assets	1,617	508
Total assets	$32,808	$37,438
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,527	$6,235
Accrued compensation and related expenses	1,128	1,590
Long-term debt, current portion	2,079	2,718
Total current liabilities	12,734	10,543
Other long-term liabilities	1,211	432
Long-term debt, less current portion	—	1,391
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at September 30, 2021 and December 31, 2020; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 40,000,000 at September 30, 2021 and December 31, 2020; issued and outstanding shares — 19,430,369 and 15,478,787 at September 30, 2021 and December 31, 2020, respectively	19	15
Additional paid-in capital	218,908	204,166
Accumulated deficit	(200,064)	(179,109)
Total stockholders’ equity	18,863	25,072
Total liabilities and stockholders’ equity	$32,808	$37,438

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
License revenue	$—	$—	$346	$—
Operating expenses:
Research and development	2,730	1,785	8,082	6,001
General and administrative	4,151	2,063	12,948	6,045
Total operating expenses	6,881	3,848	21,030	12,046
Loss from operations	(6,881)	(3,848)	(20,684)	(12,046)
Other expense:
Interest expense, net	(69)	(141)	(269)	(412)
Other expense, net	(2)	(3)	(2)	(6)
Total other expense	(71)	(144)	(271)	(418)
Net loss	$(6,952)	$(3,992)	$(20,955)	$(12,464)

Net loss per share, basic and diluted	$(0.38)	$(0.38)	$(1.27)	$(1.69)
Weighted-average shares outstanding, basic and diluted	18,533,772	10,509,220	16,514,652	7,366,888

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	15,478,787	$15	$204,166	$(179,109)	$25,072
Stock-based compensation expense	—	—	343	—	343
Issuance of common stock under equity plans	2,024	—	14	—	14
Offering costs	—	—	(8)	—	(8)
Net loss	—	—	—	(5,064)	(5,064)
Balance at March 31, 2021	15,480,811	15	204,515	(184,173)	20,357
Stock-based compensation expense	—	—	417	—	417
Issuance of common stock under equity plans	21,153	1	79	—	80
Net loss	—	—	—	(8,939)	(8,939)
Balance at June 30, 2021	15,501,964	16	205,011	(193,112)	11,915
Stock-based compensation expense	—	—	501	—	501
Issuance of common stock under equity plans	1,703	—	7	—	7
Issuances of common stock, net of offering costs	3,926,702	3	13,389	—	13,392
Net loss	—	—	—	(6,952)	(6,952)
Balance at September 30, 2021	19,430,369	$19	$218,908	$(200,064)	$18,863

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	4,051,187	$4	$165,028	$(162,334)	$2,698
Issuance of common stock under equity plans	2,078	—	(6)	—	(6)
Stock-based compensation expense	—	—	267	—	267
Issuances of common stock, net of offering costs	1,344,673	1	3,719	—	3,720
Issuance of common stock in exchange for services	100,000	—	126	—	126
Net loss	—	—	—	(4,021)	(4,021)
Balance at March 31, 2020	5,497,938	5	169,134	(166,355)	2,784
Issuance of common stock under equity plans	2,450	—	5	—	5
Stock-based compensation expense	—	—	263	—	263
Issuances of common stock, net of offering costs	2,273,427	3	4,399	—	4,402
Net loss	—	—	—	(4,451)	(4,451)
Balance at June 30, 2020	7,773,815	8	173,801	(170,806)	3,003
Stock-based compensation expense	—	—	240	—	240
Issuances of common stock and warrants, net of offering costs	5,908,838	6	16,229	—	16,235
Net loss	—	—	—	(3,992)	(3,992)
Balance at September 30, 2020	13,682,653	$14	$190,270	$(174,798)	$15,486

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(20,955)	$(12,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,261	770
Common stock issued for services	—	126
Depreciation and amortization	10	10
Noncash interest	52	99
Amortization of debt discount	18	34
Amortization of premium/discount on short-term investments	(1)	—
Equity ownership license revenue	(246)	—
Lease asset amortization and liability accretion, net	(41)	(17)
Changes in assets and liabilities:
Prepaid expenses and other assets	(457)	(154)
Accounts payable and accrued expenses	3,364	(1,545)
Accrued compensation and related expenses	(462)	(275)
Net cash used in operating activities	(17,457)	(13,416)
Cash flows from investing activities
Purchase of property and equipment	(39)	—
Proceeds from the maturity of available-for-sale short-term investments	4,000	—
Net cash provided by investing activities	3,961	—
Cash flows from financing activities
Repayment of long-term debt	(2,100)	(933)
Proceeds from sale of common stock and warrants, net of offering costs	13,265	24,389
Proceeds from issuance of common stock under equity plans, net of tax withholdings	101	(1)
Net cash provided by financing activities	11,266	23,455
Change in cash and cash equivalents	(2,230)	10,039
Cash and cash equivalents at beginning of period	32,131	16,412
Cash and cash equivalents at end of period	$29,901	$26,451

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

Basis of Presentation

As of September 30, 2021, the Company has devoted substantially all its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of September 30, 2021, the Company had an accumulated deficit of $200.1 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. As of September 30, 2021, the Company had cash and cash equivalents of $29.9 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents will be sufficient to fund the Company’s obligations for a period in excess of one year from the date of issuance of these financial statements.

The Company plans to continue to fund its losses from operations through its existing cash and cash equivalents, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. In July 2021, the Company completed an underwritten public offering of 3,926,702 shares of its common stock at an offering price of $3.82 per share. The Company received net proceeds of approximately $13.4 million, after deducting underwriting discounts, commissions and offering-related expenses. In addition, the Company may fund its losses from operations through the common stock purchase agreement the Company entered into with Aspire Capital in October 2019, as amended in April 2020, for the purchase of up to $15.0 million of the Company’s common stock over the 30 month period of the purchase agreement, $5.4 million of which remained available for sale as of September 30, 2021 and/or the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading in December 2020, pursuant to which the Company may sell, at its option, up to an aggregate of $50.0 million of the Company’s common stock, all of which remained available for sale as of September 30, 2021. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate in the future, it may make any additional debt or equity financing more difficult, more costly, and more dilutive. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans, which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, included in its Annual Report on Form 10-K filed with the SEC on February 25, 2021.

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

The Company’s objective is to reflect the appropriate trial expenses in its financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2021 and 2020, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and comprehensive loss were the same for all periods presented.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted average number of shares of common stock outstanding that are subject to repurchase. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	September 30,
	2021	2020
Warrants to purchase common stock	4,810,409	4,991,599
Common stock options and restricted stock units	1,295,808	622,552
ESPP shares	10,757	2,929
	6,116,974	5,617,080

2.	Investments and Fair Value Measurements

At September 30, 2021, the Company had no short-term investments and at December 31, 2020, the Company’s short-term investments consisted of U.S. treasury securities. The Company classifies all investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

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

Cash equivalents, which are classified as equity securities, and short-term investments, which are classified as available-for-sale securities, consisted of the following (in thousands):

	September 30, 2021				December 31, 2020
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds included in cash equivalents	$5,003	$—	$—	$5,003	$1,002	$—	$—	$1,002
U.S. treasury securities included in short-term investments	—	—	—	—	3,999	—	—	3,999
Equity securities included in other assets (1)	246	—	—	246	—	—	—	—
	$5,249	$—	$—	$5,249	$5,001	$—	$—	$5,001

(1) The Company’s equity securities included in other assets consisted of its investment in a privately held company. The Company recognizes its private company equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. No such impairments or changes were noted for any period presented.

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2021
Money market funds	$5,003	$—	$5,003	$—
At December 31, 2020
Money market funds and U.S. treasury securities	$5,001	$—	$5,001	$—

3.	Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Long-term debt	$2,100	$4,200
Less debt discount, net of current portion	—	(9)
Long-term debt, net of debt discount	2,100	4,191
Less current portion of long-term debt	(2,100)	(2,800)
Long-term debt, net of current portion	$—	$1,391
Current portion of long-term debt	$2,100	$2,800
Current portion of debt discount	(21)	(82)
Current portion of long-term debt, net	$2,079	$2,718

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

The 2018 Amended SVB Loan is collateralized by substantially all of the Company’s assets, other than the Company’s intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the 2018 Amended SVB Loan. As of September 30, 2021, the Company was in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

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

At September 30, 2021, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841		$108.60
November 14, 2023 through June 4, 2024	3,874		$77.40
January 25, 2024	4,669		$51.40
May 3, 2025	5,363		$26.10
	15,747

As of September 30, 2021, future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment, are as follows (in thousands):

Remaining 2021	$742
2022	1,717
2,459
Less interest and final payment	(359)
Long-term debt	$2,100

4.	Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. At September 30, 2021, potential future milestone payments under these agreements totaled an aggregate of $9.6 million.

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

In October 2019, the Company entered into a Common Stock Purchase Agreement , which was amended in April 2020 (the 2019 Purchase Agreement), with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock solely at the Company’s request from time to time during the 30 month period of the agreement and at prices based on the market price at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, the Company issued 142,658 shares of its common stock to Aspire Capital. As of September 30, 2021, the Company had sold an aggregate 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $9.6 million.

At-The-Market Issuance Sales Agreement

In December 2020, the Company entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $50.0 million of the Company’s common stock through JonesTrading, as sales agent or principal, all of which remains available for sale as of September 30, 2021. Sales of the Company’s common stock made pursuant to the JonesTrading Agreement, if any, will be made on the Nasdaq Capital Market under the Company’s effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the JonesTrading Agreement, the Company may also sell shares of its common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement.

Equity Plan Activity

During the three months ended September 30, 2021, the Company issued 1,703 shares of common stock upon the exercise of outstanding stock options, no shares of common stock upon the vesting of restricted stock units, and no shares of common stock in connection with the employee stock purchase plan (the ESPP). During the nine months ended September 30, 2021, the Company issued 3,727 shares of common stock upon the exercise of outstanding stock options, no shares of common stock upon the vesting of restricted stock units, and 21,153 shares of common stock in connection with the ESPP. During the year ended December 31, 2020, the Company issued no shares of common stock upon the exercise of outstanding stock options, 2,078 shares of common stock upon the vesting of restricted stock units, net of shares withheld to settle the employees’ minimum statutory tax obligations for income and other related employment taxes, and 4,550 shares of common stock in connection with the ESPP.

Common Stock Warrants

As of September 30, 2021, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841	$108.60
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
March 27, 2024	1,369,602	$27.00
March 27, 2025	176,554	$0.10
May 3, 2025	5,363	$26.10
August 27, 2027	1,889,513	$0.01
August 31, 2027	1,358,993	$0.01
	4,810,409

During the three and nine months ended September 30, 2021, no warrants were exercised. During the year ended December 31, 2020, 181,190 Pre-Funded Warrants were exercised for net proceeds of $2,000.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.9%	—	0.8%	1.2%
Expected volatility	89%	—	90%	86%
Expected term (in years)	6.3	—	6.2	6.2
Expected dividend yield	—	—	—	—

 Stock compensation expense for the ESPP was immaterial for the three and nine months ended September 30, 2021 and 2020.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$176	$81	$447	$293
General and administrative	325	159	814	477
	$501	$240	$1,261	$770

6.	Licenses and Collaborations

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

The transaction price included the $0.1 million upfront payment and equity in Enviro valued at $0.2 million, all of which had been fully recognized as revenue as of June 30, 2021. The value of the Company’s equity ownership in Enviro was estimated based on the fair value of observable market prices. The remaining $1.0 million of potential financing milestone payments were not considered probable at contract inception or at September 30, 2021, and therefore no amounts have been included in the transaction price for these remaining milestones. In addition, any royalty payments will be recognized when the related sales occur and have therefore also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

7.	Leases

The Company’s operating lease obligations relate to its corporate headquarters as the Company leases its office space under a non-cancelable operating lease. The Company amended its lease in August 2021 extending the lease term to April 2027. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Operating lease expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the Company does not have any finance leases, nor any other operating leases.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Cash paid within operating cash flows	$344	$330
ROU assets recognized in exchange for new lease obligations	$1,117	$—

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	September 30,
	2021	2020
Reported as:
Other assets (ROU asset)	$1,371	$595

Accounts payable and accrued expenses (lease liability)	$182	$402
Other long-term liabilities (lease liability)	1,211	263
Total lease liabilities	$1,393	$665

Weighted average remaining lease term	5.6	1.6
Weighted average discount rate	11.3%	11.3%

As of September 30, 2021, the maturities of the Company’s operating lease liabilities are as follows (in thousands):

Remaining 2021	$117
2022	285
2023	320
2024	334
2025	349
2026	365
Thereafter	123
Total lease payments	1,893
Less imputed interest	(500)
Total operating lease liabilities	$1,393

Under the terms of the lease agreement, the Company provided the lessor with an irrevocable letter of credit in the amount of $175,000. The lessor is entitled to draw on the letter of credit in the event of any default by the Company under the terms of the lease.

8.	Subsequent Events

Eucure and Biocytogen Collaborative Development and Commercialization Agreement

On October 8, 2021, the Company, Eucure (Beijing) Biopharma Co., Ltd. (Eucure) and Biocytogen Pharmaceuticals (Beijing) Co., Ltd. (Biocytogen), Eucure’s controlling affiliate, entered into a collaborative development and commercialization agreement (the YH001 Collaboration Agreement) for the development of YH001, a monospecific investigational CTLA-4 antibody.

Pursuant to the YH001 Collaboration Agreement, the Company was granted an exclusive (including with respect to Eucure and its affiliates), nontransferable, license to develop and commercialize YH001 in North America for the treatment, through administration of YH001 by intravenous or subcutaneous means, of multiple human indications, including sarcoma, microsatellite stable colorectal cancer, renal cell carcinoma (RCC), and K-ras positive non-small cell lung cancer (collectively, the Initial Indications) or one or more of bladder cancer, endometrial cancer, and melanoma as substitute indications, which may be substituted for Initial Indications at the Company’s discretion (each upon such substitution, a Substitute Indication).  The Company is responsible for, and will bear the costs of, preparing and filing all regulatory submissions and conducting any Phase 1, Phase 2, Phase 3, or post-approval clinical trials in North America for YH001 in the Initial Indications and potentially the Substitute Indications, while Eucure is responsible for conducting, and will bear the costs of, the preparation of chemistry, manufacturing and controls activities for YH001. Eucure has agreed to manufacture and supply, or to arrange for a third party manufacturer to manufacture and supply, YH001 to the Company for clinical trials pursuant to the terms of a clinical supply and quality agreement to be separately negotiated.

During a specified period, the Company has the option, subject to Eucure’s prior written approval, to expand the license to include the development and commercialization of YH001 for the treatment, through administration by intravenous or subcutaneous means, of all human and veterinary therapeutic indications in North America for a payment to Eucure in the low single digit millions.

The Company will be responsible for commercializing YH001 in North America, including booking of sales revenue in the Initial and Substitute Indications. The Company will owe Eucure escalating double digit royalties on net sales of YH001 in North America ranging from the mid-twenties to mid-double digits; provided that until the end of the first full calendar year following the first commercial sale of YH001, royalties will range from the lower double digits to the mid-double digits. If sales of YH001 exceed a pre-determined sales threshold in the first full year of sales following first commercial sale, the Company will owe a milestone to Eucure in the high single digit millions.  Payment obligations under the YH001 Collaboration Agreement continue on a country-by-country basis until the latest of (i) expiration of the last to expire licensed patent covering YH001, (ii) expiration of marketing or regulatory exclusivity covering YH001 and (iii) 10 years from the first commercial sale of YH001 in such country in North America. Eucure has agreed to manufacture and supply, or to arrange for a third party manufacturer to manufacture and supply, YH001 to the Company at cost plus a low double digit markup for commercial sales pursuant to the terms of a commercial supply and quality agreement to be separately negotiated.

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

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by rapid subcutaneous injection for the treatment of sarcoma in North America. In December 2020, we announced the dosing of the first patient in the ENVASARC Phase 2 pivotal trial (the ENVASARC trial), which will enroll approximately 160 patients with the sarcoma subtypes of undifferentiated pleomorphic sarcoma (UPS) and myxofibrosarcoma (MFS). The trial includes one cohort of approximately 80 patients who receive single agent treatment with envafolimab and a second cohort of approximately 80 patients who receive envafolimab in combination with Yervoy® (ipilimumab), a checkpoint inhibitor marketed by Bristol-Myers Squibb (BMS), with the primary endpoint in each of the cohorts being objective response rate (ORR) by blinded central review.  Achieving the primary endpoint of ORR could be the basis for accelerated approval of envafolimab by the U.S. Food and Drug Administration (FDA) as a single agent and/or in combination with Yervoy. The trial will provide at least 86% power to demonstrate the lower bound of the 95% confidence interval is greater than 5% in each cohort, which would be greater than the 4% ORR of Votrient® (pazopanib) reported in soft tissue sarcoma in its package insert. Votrient is the only approved treatment for refractory soft tissue sarcoma, which includes UPS and MFS. Nine or more objective responses among the 80 patients expected to enroll in cohort A or cohort B would be sufficient to demonstrate that envafolimab or envafolimab combined with Yervoy, respectively, have an ORR that is statistically superior to the 4% ORR reported for Votrient in refractory soft tissue sarcoma.

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

Assuming sufficient patient responses in line with meeting the ENVASARC trial endpoint, we intend to apply for breakthrough therapy or fast track designation with the FDA for envafolimab for the treatment of soft tissue sarcoma subtypes in the United States in 2021. We expect final response assessment data from the ENVASARC trial in 2022, and, assuming positive data, to submit a biologics license application to the FDA seeking accelerated approval in 2023. Additionally, assuming positive interim data from the ENVASARC trial, we plan to initiate a trial in multiple soft tissue sarcoma subtypes to expand the target patient population.

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

Our other clinical stage oncology product candidates include YH001, which is a monospecific investigational CTLA-4 antibody, that we licensed from Eucure (Beijing) Biopharma Co., Ltd. (Eucure) and Biocytogen Pharmaceuticals (Beijing) Co., Ltd. (Biocytogen) in October 2021, TRC102, which is a small molecule that has been studied in Phase 1 and Phase 2 trials for the treatment of mesothelioma, lung cancer, glioblastoma and solid tumors, and TJ004309, which is a CD73 antibody in Phase 1 clinical development for the treatment of solid tumors, that we licensed from I-Mab Biopharma (I-Mab) in November 2018.

YH001 is an investigational humanized CTLA-4 IgG1 monoclonal antibody that is being developed by Eucure for the treatment of various cancer indications. Cytotoxic T-lymphocyte-associated protein 4, or CTLA-4, is a protein expressed on T-cells that is expressed at high levels on regulatory T-cells (“Tregs”) and contributes to the suppressor function of Tregs and acts as a checkpoint to inhibit effector T-cell immune responses to cancer cells. The CTLA-4 inhibitor Yervoy (ipilimumab) marketed by Bristol Myers Squibb has been approved as a single agent in melanoma and approved in combination with other therapies in multiple indications including non-small cell lung cancer, renal cell carcinoma (RCC) and microsatellite instability high colorectal cancer. As of August 9, 2021, YH001 had been dosed to more than 34 patients in China and Australia. No CTLA-4 therapy is approved by the FDA for the treatment of soft tissue sarcoma. We intend to initiate a Phase 1/2 clinical trial of YH001 in combination with envafolimab and with doxorubicin chemotherapy, an approved treatment for soft tissue sarcoma, in 2022. Additionally, we plan to initiate trials of YH001 in combination with approved immunotherapy in other tumor types.

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

TJ004309, also known as TJD5 or uliledlimab, is a novel humanized antibody against CD73 expressed on stromal cells and tumors that converts extracellular adenosine monophosphate (AMP) to the immunosuppressive metabolite adenosine. We are developing TJ004309 in collaboration with I-Mab under a strategic collaboration and clinical trial agreement that we entered into in November 2018 (the TJ004309 Agreement). In July 2019, we began enrollment in a Phase 1 clinical trial to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with the PD-L1 checkpoint inhibitor Tecentriq® in patients with advanced solid tumors, and in June 2021 we presented data from the ongoing Phase 1 trial at the ASCO 2021 virtual meeting. In a poster presentation titled “The safety, pharmacokinetics (PK), pharmacodynamics (PD) and clinical efficacy of uliledlimab (TJ004309), a differentiated CD73 antibody, in combination with atezolizumab in patients with advanced cancer”, uliledlimab was found to be well-tolerated up to 20 mg/kg every three weeks (Q3W) and 15 mg/kg once weekly as a monotherapy and in combination therapy with atezolizumab 1200 mg Q3W and no dose limiting toxicity was observed and the maximum tolerated dose was not reached. There was one complete response in a PD-(L)1 naïve patient, two partial responses (PR) with one PR in a PD-(L)1 naïve patient and one PR in a PD-(L)1 refractory patient, and three cases of stable disease following treatment with uliledlimab and atezolizumab. We expect completion of the TJ004309 Phase 1 trial in early 2022.

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

The following table summarizes key information regarding ongoing and planned development of our clinical stage product candidates:

	Phase	Data Expected
Envafolimab
Soft Tissue Sarcoma (UPS and MFS)	Pivotal Phase 2	Interim Data - 2021 and 2022 Final Data - 2022
Envafolimab + YH001
Multiple Soft Tissue Sarcoma Subtypes	Phase 1/2 (planned)	2023 and 2024
TRC102
Solid Tumors and Lymphomas	Phase 1/2	2021
TJ004309
Solid Tumors	Phase 1	2022

We utilize a CRO-independent product development platform that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups manage significant aspects of our clinical trials with internal resources. We use these internal resources to reduce the costs associated with utilizing CROs to conduct clinical trials. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which can expedite patient enrollment and improve the quality of patient data as compared to a CRO-managed model. We have leveraged this platform in all of our sponsored clinical trials. We have also leveraged our product development platform to diversify our product pipeline without payment of upfront license fees through license agreements with Eucure and Biocytogen, 3D Medicines and Alphamab, I-Mab, and Janssen. We continue to evaluate ex-U.S. companies that would benefit from a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise. We believe we will continue to be recognized as a preferred U.S. clinical development partner through a cost- and risk-sharing partnership structure, which may include U.S. commercialization.

Our goal is to be a leader in the development of targeted therapies for patients with cancer and other diseases of high unmet medical need.

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt under our credit facility with Silicon Valley Bank (SVB). At September 30, 2021, we had cash and cash equivalents totaling $29.9 million.

We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $16.8 million and $22.7 million for the years ended December 31, 2020 and 2019, respectively. At September 30, 2021, we had an accumulated deficit of $200.1 million.

We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in 2022 as we:

•	continue to enroll the ENVASARC trial and initiate a Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes;
•	continue our research and development efforts;
•	in-license additional product candidates for development and commercialization;
•	seek regulatory approvals for product candidates that successfully complete clinical trials; and
•	incur legal expenses in connection with the arbitration on the TJ004309 Agreement and Bispecific Agreement.

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

Collaboration and License Agreements

Collaboration Agreement with Eucure and Biocytogen

In October 2021, we, Eucure and Biocytogen entered into a collaborative development and commercialization agreement (the YH001 Collaboration Agreement) for the development of YH001, a monospecific investigational CTLA-4 antibody. Pursuant to the YH001 Collaboration Agreement, we were granted an exclusive (including with respect to Eucure and its affiliates), nontransferable, license to develop and commercialize YH001 in North America for the treatment, through administration of YH001 by intravenous or subcutaneous means, of multiple human indications, including sarcoma, microsatellite stable colorectal cancer, renal cell carcinoma (RCC), and K-ras positive non-small cell lung cancer (collectively, the Initial Indications) or one or more of bladder cancer, endometrial cancer, and melanoma as substitute indications, which may be substituted for Initial Indications at our discretion (each upon such substitution, a Substitute Indication). We are responsible for, and will bear the costs of, preparing and filing all regulatory submissions and conducting any Phase 1, Phase 2, Phase 3, or post-approval clinical trials in North America for YH001 in the Initial Indications and potentially the Substitute Indications, while Eucure is responsible for conducting, and will bear the costs of, the preparation of chemistry, manufacturing and controls activities for YH001. Eucure has agreed to manufacture and supply, or to arrange for a third-party manufacturer to manufacture and supply, YH001 to us for clinical trials pursuant to the terms of a clinical supply and quality agreement that will be separately negotiated and agreed in good faith between the parties within 90 days after the effective date of the YH001 Collaboration Agreement.

Eucure may pursue clinical trials for YH001 in North America outside of the Initial Indications or Substitute Indications, and also within the Initial Indications or Substitute Indications as part of a combination therapy of YH001 and an additional Eucure product. During a specified period, we have the option, subject to Eucure’s prior written approval, to expand the license to include the development and commercialization of YH001 for the treatment, through administration by intravenous or subcutaneous means, of all human and veterinary therapeutic indications in North America for a payment to Eucure in the low single digit millions (the Company Option).

Pursuant to the YH001 Collaboration Agreement, we granted Eucure an irrevocable, perpetual, royalty-free, exclusive license, with the right to grant sublicenses to develop, register, sell, offer to sell, have sold, market and distribute YH001 in all territories outside of North America as well as within North America for all indications other than the Initial Indications and the Substitute Indications.

We will be responsible for commercializing YH001 in North America, including booking of sales revenue in the Initial and Substitute Indications. We will owe Eucure escalating double digit royalties on net sales of YH001 in North America ranging from the mid-twenties to mid-double digits; provided that until the end of the first full calendar year following the first commercial sale of YH001, royalties will range from the lower double digits to the mid-double digits. If sales of YH001 exceed a pre-determined sales threshold in the first full year of sales following first commercial sale, we will owe a milestone to Eucure in the high single digit millions. Payment obligations under the YH001 Collaboration Agreement continue on a country-by-country basis until the latest of (i) expiration of the last to expire licensed patent covering YH001, (ii) expiration of marketing or regulatory exclusivity covering YH001 and (iii) 10 years from the first commercial sale of YH001 in such country in North America. Eucure has agreed to manufacture and supply, or to arrange for a third-party manufacturer to manufacture and supply, YH001 to us at cost plus a low double digit markup for commercial sales pursuant to the terms of a commercial supply and quality agreement that will be separately negotiated and agreed in good faith between the parties within 180 days prior to the anticipated first commercial sale in North America.

Pursuant to the YH001 Collaboration Agreement, each party agreed that during the term of the YH001 Collaboration Agreement, it would not develop, manufacture, commercialize or license from any third party a monospecific inhibitor to CTLA-4.

The term of the YH001 Collaboration Agreement continues until the earlier of (i) the date that the parties cease further development and commercialization of YH001 in North America or (ii) on a country-by-county basis, the expiration of the royalty obligations in such country.  The YH001 Collaboration Agreement may be terminated earlier by a party in the event of an uncured material breach by the other party or bankruptcy of the other party, or for safety reasons related to YH001. In the event of a termination of the YH001 Collaboration Agreement, other than by us as a result of Eucure’s material uncured breach or bankruptcy, (i) our license shall terminate and (ii) we would be obligated to grant Eucure an irrevocable, perpetual, royalty-free, non-exclusive license with the right to grant sublicenses under its rights in all development data and intellectual property to develop, register, sell, offer to sell, have sold, market and distribute YH001 in North America. In the event of a termination of the YH001 Collaboration Agreement by us as a result of Eucure’s material uncured breach or bankruptcy, the license shall continue in the Initial Indications in North America, provided that (i) such license shall remain exclusive during the royalty term and non-exclusive thereafter; (ii) we shall have the right to have YH001 manufactured for its development and commercialization requirements in the Initial Indications in North America; and (iii) the license shall terminate in the event of an uncured material breach by us of any provision (including payment obligations) that survives termination of the YH001 Collaboration Agreement.  In the event the YH001 Collaboration Agreement terminates for safety reasons related to YH001, by mutual agreement of the parties or by Eucure in the event of an uncured material breach or bankruptcy by us, then our rights and obligations under the YH001 Collaboration Agreement will revert to Eucure.  In the event Eucure does not approve the Company Option, we may terminate the YH001 Collaboration Agreement for convenience with a

30-day notice to Eucure, provided that such termination is given within 12 months of the effective date of the YH001 Collaboration Agreement (the Company Option Termination).  In the event of a Company Option Termination, Eucure would be obligated to reimburse us for all costs and expenses that we incurred in performing the development activities.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Third-party research and development expenses:
Envafolimab	$1,897	$270	$4,207	$506
TRC102	18	109	106	165
TRC253	—	140	166	732
TJ004309	183	459	690	1,133
Total third-party research and development expenses	2,098	978	5,169	2,536
Unallocated expenses	632	807	2,913	3,465
Total research and development expenses	$2,730	$1,785	$8,082	$6,001

Unallocated expenses consist primarily of our internal personnel and facility related costs.

We expect our current level of research and development expenses to increase in 2022 due to the continued enrollment of the ENVASARC trial and initiation of a Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020	Change
	(in thousands)
Research and development expenses	2,730	1,785	945
General and administrative expenses	4,151	2,063	2,088
Other expense	(71)	(144)	73

Research and development expenses.  Research and development expenses were $2.7 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $0.9 million was primarily due to the continued enrollment of the ENVASARC trial.

General and administrative expenses.  General and administrative expenses were $4.2 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $2.1 million was primarily due to legal expenses incurred in connection with the arbitration of our dispute with I-Mab regarding the TJ004309 Agreement and Bispecific Agreement.

Other expense.  Other expense was $0.1 million for the three months ended September 30, 2021 and 2020.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020	Change
	(in thousands)
License revenue	$346	$—	$346
Research and development expenses	8,082	6,001	2,081
General and administrative expenses	12,948	6,045	6,903
Other expense	(271)	(418)	147

License revenue.  License revenue was $0.3 million for the nine months ended September 30, 2021 and related to revenue recognized under the Enviro license agreement with no corresponding revenue in the comparable period in 2020.

Research and development expenses.  Research and development expenses were $8.1 million and $6.0 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $2.1 million was primarily due to the continued enrollment of the ENVASARC trial.

General and administrative expenses.  General and administrative expenses were $12.9 million and $6.0 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $6.9 million was primarily due to legal expenses incurred in connection with the lawsuit filed by I-Mab in the Delaware Court of Chancery and arbitration on the TJ004309 Agreement and Bispecific Agreement.

Other expense.  Other expense was $0.3 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Our sources of cash liquidity include our cash and cash equivalents. In July 2021, we completed an underwritten public offering which resulted in net proceeds to us of approximately $13.4 million (July 2021 Financing). We believe that our cash and cash equivalents as of September 30, 2021 will be sufficient to fund the current requirements of working capital and other financial commitments, including our long-term debt and operating lease obligations, into 2023. We may also fund our future liquidity needs by selling shares of our common stock under existing common stock purchase agreements, including our common stock purchase agreement with Aspire Capital and our Capital on DemandTM sales agreement with JonesTrading Institutional Services LLC (JonesTrading). In addition to our existing common stock purchase agreements, we periodically consider various other financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions.

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2021, we had an accumulated deficit of $200.1 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to increase in 2022 due to the continued enrollment of the ENVASARC trial and the initiation of a Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

Common Stock Purchase Agreement with Aspire Capital

In October 2019, as amended in April 2020, we entered into the 2019 Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations of the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time during the 30 month term of the 2019 Purchase Agreement and at prices based on the market price of our common stock at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, we issued to Aspire Capital 142,658 shares of our common stock. As of September 30, 2021, we had sold an aggregate of approximately 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $9.6 million.

ATM Facility

In December 2020, we entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, all of which remains available for sale as of September 30, 2021. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement.

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

The 2018 Amended SVB Loan is collateralized by substantially all of our assets, other than our intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be required to immediately repay all obligations under the 2018 Amended SVB Loan. As of September 30, 2021, we were in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

As of September 30, 2021, the total outstanding balance owed under the 2018 Amended SVB Loan amounted to $2.1 million. As of September 30, 2021, future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment, were $2.5 million in the next 12 and 24 months.

Operating Lease Obligations

Our operating lease obligations relate to our corporate headquarters in San Diego, California. In August 2021, we amended our lease, which now expires in April 2027. As of September 30, 2021, future minimum lease payments under this lease were $0.3 million and $0.6 million in the next 12 and 24 months, respectively.

Other Obligations

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(17,457)	$(13,416)
Investing activities	3,961	—
Financing activities	11,266	23,455
Decrease in cash and cash equivalents	$(2,230)	$10,039

Operating activities.  Net cash used in operating activities was $17.5 million and $13.4 million for the nine months ended September 30, 2021 and 2020, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities.  Net cash provided by investing activities was $4.0 million for the nine months ended September 30, 2021 and was due to maturities of short-term investments.

Financing activities.  Net cash provided by financing activities was $11.3 million for the nine months ended September 30, 2021 and primarily resulted from $13.4 million raised in connection with an underwritten public offering in July 2021, offset by $2.1 million in net repayments on borrowings under our SVB loan agreement. Net cash provided by financing activities was $23.5 million during the nine months ended September 30, 2020 and primarily resulted from $10.0 million in net proceeds received from the sale of common stock and Pre-Funded warrants in a private placement, $9.6 million in sales of our common stock under our 2019 Purchase Agreement with Aspire Capital, and $4.8 million in net proceeds through sales of common stock through our ATM facility with JonesTrading, offset by $0.9 million in net repayments on borrowings under our SVB loan agreement.

Funding Requirements

At September 30, 2021, we had cash and cash equivalents totaling $29.9 million. In July 2021, we completed an underwritten public offering which resulted in net proceeds to us of approximately $13.4 million. We believe that our cash and cash equivalents as of September 30, 2021, will be sufficient to fund our obligations into 2023. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our ongoing and planned clinical trials;
•	the ability and willingness of our collaboration partners and licensees to continue clinical development of product candidates;
•	our ability to enter into and maintain our collaborations, including our collaborations with Eucure, Biocytogen, 3D Medicines, Alphamab, and I-Mab;
•	our ability to achieve, and our obligations to make, milestone payments under our collaboration and license agreements;
•	the outcome of our disputes with I-Mab with respect to the TJ004309 and Bispecific Agreements and the timing of any termination of the TJ004309 Agreement;
•	the costs and timing of procuring supplies of product candidates for clinical trials and regulatory submissions;
•	the scope, progress, results and costs of preclinical development, and clinical trials of our product candidates;
•	the extent to which the COVID-19 pandemic delays our clinical development activities or those of our collaborators;
•	the costs, timing and outcome of regulatory review of product candidates;
•

the revenue, if any, received from commercial sales of our product candidates for which we or any of our partners, including Eucure and Biocytogen, 3D Medicines and Alphamab, and I-Mab, may receive marketing approval;

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

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2021, the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

We are dependent on our corporate partners for the advancement of our product candidates. Specifically, we are dependent on 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) with respect to certain aspects of our development of envafolimab for sarcoma in North America. Similarly, we are dependent on Eucure (Beijing) Biopharma Co., Ltd. (Eucure) and Biocytogen Pharmaceuticals (Beijing) Co., Ltd.

(Biocytogen) with respect to certain aspects of our development of YH001 for certain sarcoma subtypes in North America. The failure to maintain these collaboration agreements, the failure of our corporate partners to perform their obligations under the agreements, or the actions of our corporate partners or their other partners with respect to YH001 and envafolimab in other indications or outside North America could negatively impact our business. Additionally, our ability to realize value from any product candidates developed under our agreements with I-Mab Biopharma (I-Mab) will depend in part on I-Mab’s activities and willingness to fund future development.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $16.8 million and $22.7 million for the years ended December 31, 2020 and 2019, respectively. At September 30, 2021, we had an accumulated deficit of $200.1 million.

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

We will require substantial additional financing to achieve our goals, and failure to obtain additional financing when needed could force us to delay, limit, reduce or terminate our drug development efforts.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our current level of research and development expenses to increase in 2022 due to the continued enrollment of the ENVASARC trial and initiation of a Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes.

At September 30, 2021, we had cash and cash equivalents totaling $29.9 million. In July 2021, we completed an underwritten public offering which resulted in net proceeds to us of approximately $13.4 million. Based upon our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into 2023. We will need additional funding to complete the development and commercialization of product candidates, including envafolimab and YH001. In November 2018, we entered into separate collaboration and clinical trial agreements with I-Mab for the development of multiple immuno-oncology programs, in December 2019 we entered into a collaboration and clinical trial agreement with 3D Medicines and Alphamab, and in October 2021 we entered into a collaborative development and commercialization agreement with Eucure and Biocytogen. Under these agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations.  We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches.

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

In December 2020, we entered into a Capital on DemandTM Sales Agreement (JonesTrading Agreement) with JonesTrading Institutional Services LLC (JonesTrading) pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, all of which remains available for sale as of September 30, 2021. In October 2019, we entered into a Common Stock Purchase Agreement (2019 Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) pursuant to which, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, as amended in April 2020, Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time. As of September 30, 2021, we had sold an aggregate 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $9.6 million. While the JonesTrading Agreement and 2019 Purchase Agreement provide us with additional options to raise capital through sales of our common stock, there can be no guarantee that we will be able to sell shares under either agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the JonesTrading Agreement from time to time, and while Aspire Capital is obligated to purchase shares of our common stock under the 2019 Purchase Agreement, the obligation is subject to our satisfaction of various conditions which we may not be able to meet in the future. If sales are made under either the JonesTrading Agreement or the 2019 Purchase Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

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

Risks Related to Clinical Development and Regulatory Approval of Product Candidates

If the response rate of envafolimab as a single agent or in combination with ipilimumab in UPS/MFS is not significantly higher than existing therapies, our strategy of pursuing accelerated approval of envafolimab on ORR as the primary endpoint could delay or prevent the approval of envafolimab in UPS/MFS.*

We are initially developing envafolimab in refractory UPS/MFS, where the PD-(L)1 inhibitors given as single agents or in combination with ipilimumab demonstrated response rates which were significantly higher than the response rate demonstrated by the approved treatment Votrient or chemotherapy in UPS/MFS. If the response rate of envafolimab as a single agent or in combination with ipilimumab in UPS/MFS is not significantly higher than Votrient or other chemotherapy, our strategy of pursuing accelerated approval of envafolimab on ORR as the primary endpoint will be unlikely to succeed, which could delay or prevent the approval of envafolimab in UPS/MFS.

Our plan to develop envafolimab in combination with ipilimumab and YH001 in combination with envafolimab exposes us to additional risks.*

We intend to develop envafolimab in combination with ipilimumab and to develop YH001 in combination with envafolimab, and may in the future develop other product candidates in combination with other approved therapies or therapies in development. Patients may not be able to tolerate envafolimab or any of our other product candidates in combination with ipilimumab, YH001 or other therapies or dosing of envafolimab in combination with ipilimumab, YH001 or other therapies may have unexpected consequences. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Even if product candidates demonstrate favorable results in ongoing or planned Phase 1 and 2 clinical trials, many product candidates fail to show desired safety and efficacy traits in late-stage clinical trials despite having progressed through earlier trials. In addition to the potential lack of safety or efficacy of product candidates, clinical trial failures may result from a multitude of factors including flaws in trial design, manufacture of clinical trial material, dose selection and patient enrollment criteria, or differences in determination of progression events by investigators compared to central radiographic reviewers. With respect to envafolimab and YH001, while results of trials conducted by others outside of the United States have been promising, they may not be predictive of results in U.S. trials due to differences in trial design, target indications, patient populations, availability of alternative treatments and other factors. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. If patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

Our product candidates or those of our partners may cause adverse events or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.*

Adverse events, or AEs, caused by product candidates or other potentially harmful characteristics of product candidates could cause us, our partners, including Eucure, Biocytogen, 3D Medicines, Alphamab or the National Cancer Institute, or NCI, or other third party clinical trial sponsors, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval.

Envafolimab has produced AEs consistent with other inhibitors of the PD-L1 and PD-1 pathways, including rare fatal immune related toxicities. Based on the August 9, 2021 data cutoff from the YH001 Phase 1 dose escalation clinical trial being conducted in Australia, no dose limiting toxicities had occurred and a single related serious adverse event of grade 3 colitis was reported, which led to treatment discontinuation. Phase 1 or Phase 2 clinical trials of TRC102 conducted to date have generated AEs related to the trial drug, some of which have been serious. The most common AE identified in our clinical trials of TRC102 has been anemia. There can be no assurance that AEs associated with product candidates will not be observed. As is typical in drug development, we have a program of ongoing toxicology studies in animals for clinical stage product candidates and cannot provide assurance that the findings from such studies or any ongoing or future clinical trials will not adversely affect our clinical development activities.

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

Separately, in response to the global COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most foreign and domestic inspections of manufacturing facilities. In July 2020, the FDA restarted on-site inspections on a risk-based basis. Regulatory authorities outside the United States have and may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We may attempt to secure approval from the FDA through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.*

We may in the future seek accelerated approval for one or more of our product candidates, including envafolimab in UPS/MFS. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post- approval confirmatory studies to verity and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. In addition, the FDA currently requires pre-approval of promotional materials for accelerated approval products, once approved.

If we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA could require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

In October 2020, the FDA granted ODD for TRC102 for the treatment of patients with malignant glioma, including glioblastoma and in June 2021, we received ODD for envafolimab for the treatment of soft tissue sarcoma subtypes. Generally, if a drug with an ODD subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same orphan designated indication for that time period. The applicable period is seven years in the United States, which may be extended by six months, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted ODD, if we receive approval for a modified or different indication, our current orphan designations may not provide us with exclusivity.

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

We expect to continue to rely on third party manufacturers for any drug required for commercial supply and do not intend to build our own manufacturing capability. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities is costly, time consuming and subject to potential difficulties and delays. With respect to envafolimab specifically, pursuant to the Envafolimab Collaboration Agreement, 3D Medicines and Alphamab have agreed to manufacture and supply, or to arrange for a third party manufacturer to manufacture and supply, envafolimab to us at pre-negotiated prices that vary based on clinical or commercial use. With respect to YH001, Eucure has agreed to manufacture and supply, or to arrange for a third party manufacturer to manufacture and supply, YH001 to us for clinical trials pursuant to the terms of a clinical supply and quality agreement to be separately negotiated, but we cannot guarantee that we will successfully negotiate and enter into the contemplated clinical supply and quality agreement or do so on commercially favorable terms.

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

We are dependent on 3D Medicines and Alphamab with respect to certain aspects of our development of envafolimab for the treatment of sarcoma in North America and on Eucure and Biocytogen with respect to certain aspects of our development of YH001 for the treatment of certain sarcoma subtypes in North America. The failure to maintain these collaboration and clinical trial agreements, the failure of 3D Medicines, Alphamab, Eucure or Biocytogen to perform their obligations under the agreements, or the actions of 3D Medicines, Alphamab, Eucure or Biocytogen or their other partners with respect to envafolimab and YH001 in other indications or outside North America could negatively impact our business.*

Pursuant to the terms of our collaboration and clinical trial agreement with 3D Medicines and Alphamab, we were granted an exclusive license to develop and commercialize envafolimab for sarcoma in North America. Pursuant to the terms of our collaborative development and commercialization agreement with Eucure and Biocytogen, we were granted an exclusive (including with respect to Eucure and its affiliates), nontransferable, license to develop and commercialize YH001 in North America for the treatment of multiple human indications, including sarcoma, microsatellite stable colorectal cancer, renal cell carcinoma (RCC), and K-ras positive non-small cell lung cancer (collectively the Initial Indications) or one or more of bladder cancer, endometrial cancer, and melanoma as substitute indications, which may be substituted for Initial Indications at our discretion (each upon such substitution, a Substitute Indication). While we are generally responsible for clinical development, 3D Medicines and Alphamab are responsible for certain critical activities associated with envafolimab and Eucure and Biocytogen are responsible for certain critical activities associated with YH001, including, as applicable, the manufacture and supply of envafolimab and YH001, CMC activities and prosecution and enforcement of intellectual property rights. We have limited control over the amount and timing of resources that 3D Medicines, Alphamab, Eucure and Biocytogen will dedicate to their respective efforts, and their failure to perform their obligations would impair our ability to develop envafolimab for sarcoma in North America and YH001 for certain sarcoma subtypes in North America.  In addition, we have very limited influence or control over 3D Medicines’, Alphamab’s, Eucure’s or Biocytogen’s (or their respective other partners’) activities with respect to the development and commercialization of envafolimab and YH001 in non-licensed indications or indications outside of North America, even though these activities could have a significant impact on the development and commercialization of envafolimab for sarcoma in North America and YH001 for certain sarcoma subtypes in North America. For example, Eucure may pursue clinical trials for YH001 in North America outside of the Initial Indications or Substitute Indications, and also within the Initial Indications or Substitute Indications as part of a combination therapy of YH001 and an additional Eucure product, any of which could have a significant impact on the development and commercialization of YH001 for sarcoma in North America. Additionally, adverse events in clinical trials outside of the United States could cause the FDA to put clinical trials of envafolimab or YH001 in the United States on hold, and negative results of clinical trials of envafolimab in other indications may cast doubt as to the likelihood of positive results of clinical trials in UPS/MFS or other sarcoma indications.

We are subject to a number of other risks associated with these collaboration and clinical trial agreements, including:

•	we and our corporate partners could disagree as to future development plans which could delay initiation of clinical trials or stop a future clinical trial;
•

there may be disputes between us and our corporate partners, including disagreements regarding the terms of the collaboration and clinical trial agreement, that may result in the delay of or failure to achieve development, regulatory and commercial objectives and/or costly litigation or arbitration that diverts our management’s attention and resources;

•

our corporate partners may not provide us with timely and accurate information regarding development progress and activities outside of sarcoma and North America, which could adversely impact our ability to report progress to our investors and may cause us to make ill-informed decisions with respect to our own development efforts;

•

our corporate partners may not properly maintain or defend the intellectual property rights licensed to us in North America or may undertake activities that invite litigation that could jeopardize or invalidate the intellectual property rights licensed to us or expose us to potential litigation; and

•	our corporate partners are responsible for conducting CMC activities for envafolimab and YH001 and may not conduct such activities at the quality level required to seek FDA approval.

If we have disagreements with our corporate partners, if they do not perform their obligations under the collaboration and clinical trial agreements or there are negative events with respect to envafolimab or YH001 outside of the licensed indications or North America, there could be material adverse consequences to our ability to successfully develop and commercialize envafolimab and YH001 in North America or to the value of envafolimab and YH001 to us.

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

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

Specific to the development of YH001 in North America, we hold an exclusive (including with respect to Eucure and its affiliates), nontransferable, license to develop and commercialize YH001 in North America for the treatment, through administration of YH001 by intravenous or subcutaneous means, of multiple human indications, including sarcoma, microsatellite stable colorectal cancer, renal cell carcinoma, and K-ras positive non-small cell lung cancer (collectively, the Initial Indications) or one or more of bladder cancer, endometrial cancer, and melanoma as substitute indications, which may be substituted for Initial Indications at our discretion. As it relates to the development of envafolimab for the treatment of sarcoma in North America, we hold an exclusive license from 3D Medicines and Alphamab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering envafolimab. We also hold a non-exclusive license for the conduct of clinical trials in the European Union in support of the development of envafolimab for the treatment of sarcoma in North America. Regarding the development of TJ004309 in North America, we hold a non-exclusive license from I-Mab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering any pharmaceutical composition or preparation comprising or containing TJ004309.

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

We have in-licensed a portion of our intellectual property, and, if we fail to comply with our obligations under these arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.*

We are a party to a number of license agreements that are important to our business, and we may enter into additional license agreements in the future. YH001 and associated intellectual property have been licensed from Eucure and Biocytogen, envafolimab and associated intellectual property have been licensed from 3D Medicines and Alphamab, and TJ004309 and associated intellectual property have been licensed from I-Mab.

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

Off-label use of approved drugs could adversely impact peak sales of our product candidates if approved, including Keytruda’s off-label use in UPS/MFS.*

While no PD-(L)1 treatments are currently FDA approved in UPS/MFS or any other sarcoma subtype, Keytruda has a compendia listing in UPS and is reimbursed for off-label use in UPS. The off-label use of Keytruda in UPS/MFS may adversely affect the peak net sales of envafolimab in UPS/MFS and other sarcoma subtypes, if envafolimab is approved by the FDA and commercialized in the U.S. Similarly, while no CTLA-4 therapy is approved by the FDA for the treatment of soft tissue sarcoma, if YH001 is approved, it may nevertheless compete with the currently marketed CTLA-4 inhibitor ipilimumab (Yervoy, marketed by Bristol Myers Squibb), which is approved by the FDA in multiple indications other than soft tissue sarcoma.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.*

Third party payors, whether domestic or foreign, or governmental or commercial, and governments are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in the United States. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA.  For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (Tax Act) includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which ran February 15, 2021 through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Recently there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump signed several executive orders that attempt to implement several of the Trump administration proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until  January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the former President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Risks Related to Our Business and Industry

If we fail to develop, acquire or in-license other product candidates or products, our business and prospects will be limited.*

We do not have internal new drug discovery capabilities or a technology platform with which to develop novel product candidates. Unless we develop or acquire these capabilities or a technology platform, our only means of expanding our product pipeline will be to acquire or in-license product candidates that complement or augment our current targets, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. In addition, part of our corporate strategy is to leverage our existing internal clinical development and regulatory capabilities by entering into collaborations where we conduct development activities related to third party product candidates in exchange for commercialization and payment rights, such as our collaborations with Eucure and Biocytogen with respect to YH001, 3D Medicines and Alphamab with respect to envafolimab, and I-Mab with respect to TJ004309 and potential bispecific antibody candidates. Identifying, selecting and acquiring or licensing promising product candidates requires substantial technical, financial and human resources. Efforts to do so may not result in the actual development, acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. With respect to TJ004309, if I-Mab licenses rights to TJ004309 to a third party, while we would be entitled to receive varying portions of royalty and non-royalty payments from I-Mab, we would have no further rights to develop, commercialize or realize value from TJ004309. With respect to envafolimab, 3D Medicines and Alphamab retain certain rights to reacquire the rights for sarcoma in North America in connection with an arm’s length sale to a third party of the rights to develop and commercialize envafolimab in North America for all indications.  While we and 3D Medicines and Alphamab must negotiate in good faith and agree to fair compensation be paid to us for the value of and opportunity represented by the reacquired rights, we cannot guarantee that any compensation paid to us would adequately cover our investments in the program, the present value of the rights to us or our opportunity costs as a result of having advanced the program prior to reacquisition.  Also, in the event that envafolimab is first approved in North America for sarcoma and within three years of the commercial launch of envafolimab in North America for sarcoma 3D Medicines and Alphamab replace us as the party responsible for commercialization, and we do not co-market envafolimab for sarcoma in North America, then 3D Medicine and Alphamab will be required to compensate us for our costs associated with preparing for and conducting commercial activities. However, we may not be able to agree with 3D Medicines and Alphamab on adequate compensation and cannot guarantee that any agreed-upon compensation would adequately cover our investments in commercializing envafolimab in North America or our lost opportunity costs in pursuing commercialization. If we are unable to retain existing product candidates and add additional product candidates to our pipeline, we may not be able to execute on an important part of our business strategy and our long-term business and prospects will be limited.

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

•

federal civil and criminal false claims laws, including the federal False Claims Act, and federal civil monetary penalty law that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other governmental healthcare programs that are false or fraudulent, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

federal “sunshine” requirements imposed by the ACA on certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information regarding any payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value made during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives; and

•

state or foreign law equivalents of each of the above federal laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information relating to drug and biologic pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2020, we had federal and California net operating loss carryforwards, or NOLs, of approximately $152.5 million and $117.7 million, respectively, which expire in various years beginning in 2030, if not utilized. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal NOLs generated in tax years beginning after 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after 2020 is limited to 80% of taxable income. As of December 31, 2020, we had federal and California research and development and Orphan Drug tax credit carryforwards of approximately $10.3 million and $2.5 million, respectively. The federal research and development and Orphan Drug tax credit carryforwards expire in various years beginning in 2031, if not utilized. The California research and development credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited (including, without limitation, legislation enacted by California in June 2020 that suspends the use of California NOLs and limits the use of California R&D tax credits for certain years), which could accelerate or permanently increase state taxes owed.

New or future changes to tax laws could materially adversely affect us.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act and proposals have recently been made in Congress (which have not yet been enacted) to increase the federal income tax rate applicable to corporate income and make other tax law changes that could have a material adverse impact on us. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. The impact of the Tax Act and CARES Act and any future changes in tax laws on holders of our common stock is also uncertain and could be adverse.

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

•

failure of Eucure and Biocytogen to perform their obligations under our collaborative development and commercialization agreement, or the actions of Eucure or Biocytogen or their other partners with respect to YH001 in other indications or outside North America, or within North America in combination with other Eucure product candidates;

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

In addition, the stock market in general, and the Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2020 through October 29, 2021, the closing price of our common stock has ranged between $0.95 and $12.20 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TRACON Pharmaceuticals, Inc.
3.3(1)	Amended and Restated Bylaws.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(3)	Registration Rights Agreement, dated October 18, 2019, by and between the Registrant and Aspire Capital Fund, LLC.
4.3(5)	Securities Purchase Agreement, dated August 26, 2020, by and between TRACON Pharmaceuticals, Inc. and the purchaser listed on Exhibit A thereto (including the form of Pre-Funded Warrant).
4.4(6)	Securities Purchase Agreement, dated August 28, 2020, by and between TRACON Pharmaceuticals, Inc. and the purchasers listed on Exhibit A thereto (including the form of Pre-Funded Warrant).
4.5(7)	Securities Purchase Agreement, dated December 21, 2020, by and between the Registrant and the purchasers listed on Exhibit A thereto.
4.6(8)	Securities Purchase Agreement, dated December 28, 2020, by and between the Registrant and the purchaser listed on Exhibit A thereto.
10.1*	Collaborative Development and Commercialization Agreement by and among the Registrant, Eucure (Beijing) Biopharma Co., Ltd. and Biocytogen Pharmaceuticals (Beijing) Co., Ltd. dated October 8, 2021.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*

Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted because they are both not material and the type that the Registrant treats as private or confidential. The Registrant hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

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

TRACON Pharmaceuticals, Inc.

Date: November 3, 2021	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2021	/s/ Scott B. Brown, CPA
Scott B. Brown, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)