Form 10-K
period 2021-12-31
Tracon Pharmaceuticals, Inc.
filed 2022-03-15
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $99.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2021 of $6.49 per share.

The number of outstanding shares of the registrant’s common stock as of March 11, 2022 was 19,616,571.

TRACON Pharmaceuticals, Inc.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2021

Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report), including the sections entitled “Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	the success, cost and timing of results of our and our collaborators’ ongoing clinical trials;
•	our and our collaborators’ plans to develop and commercialize our product candidates;
•	the potential effects of the COVID-19 pandemic on our operations;
•	the potential benefits of our collaboration arrangements and our ability to enter into additional collaboration arrangements;
•	the potential outcome of our dispute with I-Mab Biopharma (I-Mab);
•	our regulatory strategy and potential benefits associated therewith;
•	the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any approved product candidate;
•	the success of competing products that are or may become available;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources, and our need for additional financing; and
•	our ability to realize the anticipated benefits associated with our capital efficiency focused initiatives.

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

Summary of Risk Factors

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

•

We are dependent on our corporate partners for the advancement of our product candidates. Specifically, we are dependent on 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) with respect to certain aspects of our development of envafolimab for sarcoma in North America. Similarly, we are dependent on Eucure (Beijing) Biopharma Co., Ltd. (Eucure) and Biocytogen Pharmaceuticals (Beijing) Co., Ltd. (Biocytogen) with respect to certain aspects of our development of YH001 in North America. The failure to maintain these collaboration agreements, the failure of our corporate partners to perform their obligations under the agreements, or the actions of our corporate partners or their other partners with respect to envafolimab and YH001 in other indications or outside North America could negatively impact our business. Additionally, our ability to realize value from any product candidates developed under our agreements with I-Mab Biopharma (I-Mab) will depend in part on I-Mab’s activities and willingness to fund future development.

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

PART I

Item 1.	Business.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer and utilizing our cost efficient, contract research organization (CRO) independent product development platform to partner with ex-U.S. companies to develop and commercialize innovative products in the United States.

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by rapid subcutaneous injection for the treatment of sarcoma in North America. The ENVASARC Phase 2 pivotal trial (the ENVASARC trial) began dosing in December 2020 at 300mg of envafolimab every three weeks in cohort A, and 300mg of envafolimab every three weeks in combination with Yervoy® at 1mg/kg every three weeks for four doses in cohort B, in the sarcoma subtypes of undifferentiated pleomorphic sarcoma (UPS) and myxofibrosarcoma (MFS). In December 2021, the IDMC reviewed interim safety and efficacy data from 18 patients enrolled into each cohort who completed a minimum of 12 weeks of efficacy evaluations (two on-treatment scans).  The objective response rate (ORR) by blinded independent central review (BICR) in each cohort satisfied the prespecified futility rule of having at least one response in each cohort. Envafolimab was well tolerated, with only a single Grade 3 related adverse event reported in 36 patients. Based on the tolerability profile and the significantly higher ORR observed in lower weight patients, the independent data monitoring committee (IDMC) recommended the trial continue, using a higher dose of envafolimab of 600mg every three weeks. Given the activity demonstrated by higher doses of envafolimab in completed trials, including in the pivotal trial in MSI-H/dMMR cancer that was the basis for approval of envafolimab in China, we agreed with the IDMC guidance and proposed a doubling of the envafolimab dose to 600mg every three weeks to the U.S. Food and Drug Administration (FDA) in an amendment which was cleared without comment. The ENVASARC trial will now assess up to 80 new patients in a cohort of single agent envafolimab at 600mg every three weeks and up to 80 new patients in a cohort of envafolimab at 600mg every three weeks with Yervoy at 1mg/kg every three weeks for four doses. Nine of 80 responses by BICR in either cohort are needed to satisfy the primary objective of the trial which is to statistically exceed the known 4% ORR of Votrient® (pazopanib), the only FDA-approved treatment for patients with refractory UPS or MFS. Achieving the primary endpoint of ORR could be the basis for accelerated approval of envafolimab by the FDA as a single agent and/or in combination with Yervoy. The trial will provide at least 86% power to demonstrate the lower bound of the 95% confidence interval is greater than 5% in each cohort, which would be greater than the 4% ORR of Votrient reported in soft tissue sarcoma in its package insert. Votrient is the only approved treatment for refractory soft tissue sarcoma, which includes UPS and MFS.

An initial interim efficacy analysis at the higher 600mg dose is planned following the 12-week efficacy scan in the 36th enrolled patient, to allow for determination of the preliminary ORR, which we expect in the second half of 2022. There must be at least one response among the initial 18 patients enrolled at 600mg into each cohort to continue enrollment in that cohort per the futility rules of the trial. A second interim efficacy analysis at the 600mg dose is planned following the 12-week efficacy scan in the 92nd enrolled patient, to allow for determination of the preliminary ORR, which we expect in 2023. There must be at least three responses among the initial 46 patients enrolled at 600mg into each cohort to continue enrollment in that cohort per the futility rules of the trial.

Assuming sufficient patient responses in line with meeting the ENVASARC trial endpoint, we intend to apply for fast track designation with the FDA for envafolimab for the treatment of soft tissue sarcoma subtypes in the United States in 2022, and for breakthrough designation following the initial efficacy interim analysis. We expect final response assessment data including duration of response in all patients from the ENVASARC trial in 2024, and, assuming positive data, to submit a biologics license application to the FDA seeking accelerated approval in 2024. At any time that we reach nine responses in each cohort and meet the endpoint, we expect to discuss the submission process with the FDA.

In June 2021, we received orphan drug designation (ODD) for envafolimab for the treatment of soft tissue sarcoma. The ODD application included data demonstrating that two of five patients with alveolar soft parts sarcoma (ASPS) treated with envafolimab in Phase 1 trials conducted by 3D Medicines and Alphamab demonstrated partial responses (PR), each with a duration of response greater than six months. In June and August 2021, the Independent Data Monitoring Committee (IDMC) recommended that the ENVASARC trial proceed as planned following the review of safety data from the more than 20 patients enrolled in the trial at that time.

In November 2021, we announced that our partners 3D Medicines and Alphamab had received marketing authorization for envafolimab from the Chinese National Medical Products Association (NMPA) in the indication of microsatellite instability-high (MSI-H) or mismatch repair deficient (dMMR) cancer.

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

YH001 is an investigational humanized CTLA-4 IgG1 monoclonal antibody that is being developed in two Phase 1 trials by Eucure for the treatment of various cancer indications. Cytotoxic T-lymphocyte-associated protein 4 (CTLA-4) is a protein expressed on T-cells and expressed at high levels specifically on regulatory T-cells (Tregs) and contributes to the suppressor function of Tregs by acting as a checkpoint to inhibit effector T-cell immune responses to cancer cells. The CTLA-4 inhibitor Yervoy (ipilimumab) marketed by BMS has been approved as a single agent in melanoma and approved in combination with other therapies in multiple indications including non-small cell lung cancer (NSCLC), renal cell carcinoma (RCC) and MSI-H/dMMR cancer. As of August 9, 2021, YH001 had been dosed in more than 34 patients in China and Australia. No CTLA-4 therapy is approved by the FDA for the treatment of soft tissue sarcoma. We intend to initiate a Phase 1/2 clinical trial of YH001 in combination with envafolimab and with doxorubicin chemotherapy, an approved treatment for soft tissue sarcoma, in the second half of 2022. Additionally, we plan to initiate trials of YH001 as a single agent or in combination with immunotherapies in other tumor types.

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting DNA base excision repair (BER). In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and we believe, promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy for the treatment of cancer patients. TRC102 has been studied in Phase 1 or Phase 2 trials in mesothelioma patients in combination with the approved chemotherapeutic Alimta® (pemetrexed), in glioblastoma, ovarian cancer, lung and colorectal cancer patients in combination with the approved chemotherapeutic Temodar® (temozolomide) and in lung cancer patients in combination with the approved chemotherapeutics Alimta and cisplatin as well as external beam radiation (i.e., chemoradiation). All current TRC102 trials are sponsored and funded by the National Cancer Institute (NCI). We retain global rights to develop and commercialize TRC102 in all indications. In October 2020, we received ODD from the FDA for TRC102 for the treatment of patients with malignant glioma, including glioblastoma. O6-methylguanine DNA methyltransferase (MGMT) deficiency is observed in about one-third of glioblastoma patients, and a prior study of Temodar and TRC102 reported at the Society for Neuro-Oncology in 2018 demonstrated that two MGMT deficient glioblastoma patients had prolonged survival when treated with Temodar and TRC102 after progressing previously on Temodar and radiation therapy. A December 2020 publication in Cancer Cell also demonstrated Temodar and TRC102 were active in MGMT deficient patients with colorectal cancer. Based on these data, we believe a trial in first line glioblastoma patients of Temodar, radiation therapy and TRC102 is warranted and are discussing further development with investigators at this time. In addition, based on data presented at the ASCO 2020 virtual meeting that the combination of chemoradiation and TRC102 produced objective responses in all 15 evaluable patients with advanced localized lung cancer treated in a Phase 1 trial, in January 2022, the NCI initiated a randomized trial of chemoradiation with or without TRC102, followed by consolidative durvalumab treatment. The primary objective is to improve the 56% progression free survival (PFS) rate with current standard of care to 75% with current standard of care plus TRC102. The trial is expected to begin enrollment in June 2022 and complete in 2024.

TJ004309, also known as TJD5 or uliledlimab, is a novel humanized antibody against CD73 expressed on stromal cells and tumors that converts extracellular adenosine monophosphate (AMP) to the immunosuppressive metabolite adenosine. We are developing TJ004309 in collaboration with I-Mab under a strategic collaboration and clinical trial agreement that we entered into in November 2018 (the TJ004309 Agreement). In July 2019, we began enrollment in a Phase 1 clinical trial to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with the PD-L1 checkpoint inhibitor Tecentriq® in patients with advanced solid tumors, and in June 2021 we presented data from the ongoing Phase 1 trial at the ASCO 2021 virtual meeting. In a poster presentation titled “The safety, pharmacokinetics (PK), pharmacodynamics (PD) and clinical efficacy of uliledlimab (TJ004309), a differentiated CD73 antibody, in combination with atezolizumab in patients with advanced cancer,” uliledlimab was found to be well-tolerated up to 20mg/kg every three weeks and 15mg/kg once weekly as a monotherapy and in combination therapy with atezolizumab 1200mg every three weeks and no dose limiting toxicity (DLT) was observed and the maximum tolerated dose (MTD) was not reached. There was one complete response in a PD-(L)1 naïve patient, two PRs with one PR in a PD-(L)1 naïve patient and one PR in a PD-(L)1 refractory patient, and three cases of stable disease (SD) following treatment with uliledlimab and atezolizumab. We expect to complete the TJ004309 Phase 1 in the first half of 2022.

We entered into a separate strategic collaboration and clinical trial agreement (the Bispecific Agreement) which allows for the development of up to five of I-Mab’s proprietary bispecific antibody (the BsAb) product candidates to be nominated by I-Mab within a five-year period for development and commercialization in North America, with the option to opt-in and acquire product rights outside of Greater China and Korea prior to completing the first pivotal clinical trial for any bispecific product candidate.

In March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. In March 2020, we also learned that I-Mab had entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a BsAb using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breaches of the TJ004309 Agreement and the Bispecific Agreement, which resulted in a binding arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce before an arbitration tribunal seated in New York City (the Tribunal). The Tribunal held a hearing on the merits in February 2022. As of the date of this Annual Report, the

TJ004309 Agreement and Bispecific Agreement disputes remain under consideration by the Tribunal, and we expect their decision in 2022. We believe we may be entitled to receive payments due to I-Mab’s strategic partnership with KG Bio under the TJ004309 Agreement, although I-Mab has disputed any payment is due. In 2021, I-Mab sent us notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete,” as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking an order of specific performance requiring us to comply with I-Mab’s effort to terminate the agreement. We disagreed with I-Mab’s position and in May 2021, the Delaware Court of Chancery stayed the lawsuit filed by I-Mab and subsequently this matter was remanded and included in the proceeding before the Tribunal. The claims under the arbitration under the TJ00439 and Bispecific Agreements are substantial and complex and the result is inherently uncertain. The dispute with I-Mab has caused and could continue to cause us to incur significant costs.

The following table summarizes key information regarding ongoing and planned development of our clinical stage product candidates:

	Phase	Data Expected
Envafolimab
Soft Tissue Sarcoma (UPS and MFS)	Pivotal Phase 2	Interim Data - 2022 and 2023 Final Data – 2024
Envafolimab + YH001
Multiple Soft Tissue Sarcoma Subtypes	Phase 1/2 (planned)	2023 and 2024
TRC102
Lung Cancer	Randomized Phase 2	2024

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

Our Lead Clinical Stage Product Candidate – Envafolimab

Overview of PD-L1

PD-L1 is an immune-inhibitory checkpoint molecule expressed on epithelial and vascular endothelial cells, as well as by a number of immune cells, that is utilized by tumor cells as an immune escape mechanism. Numerous preclinical and clinical studies of PD-1/PD-L1 products have demonstrated that antibodies that block the interaction of PD-1 with its ligands, PD-L1 and PD-L2, or those that block only the interaction of PD-L1 with PD-1, can augment anti-tumor T-cell responses and lead to complete and durable tumor eradication in a certain proportion of patients.  Potent therapeutic anti-tumor responses due to blocking of the PD-1/PD-L1 interaction has been demonstrated by these approved products in patients with various solid tumors including, but not limited to, NSCLC, small cell lung cancer, gastric cancer, melanoma, RCC, head and neck cancer, cutaneous squamous cell carcinoma (cSCC) and urothelial carcinoma.

About Envafolimab and Preclinical Studies

Envafolimab is a sdAb that binds selectively to PD-L1 and is administered by rapid subcutaneous injection without an adjuvant.  In November 2021 we announced that our partners 3D Medicines and Alphamab had received marketing authorization for envafolimab from the Chinese NMPA in the indication of MSI-H/dMMR cancer, and is being further developed by 3D Medicines for the treatment of various cancer indications, including an ongoing first line biliary tract cancer (BTC) pivotal trial in China, and by us in the United States for the treatment of sarcoma in the pivotal ENVASARC trial.

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

•

Relatively stable plasma-drug concentration. The plasma-drug concentration of envafolimab is relatively stable without significant fluctuations due to the nature of subcutaneous administration. This unique PK profile compared with intravenous formulations may result in lower risks to patients; and

•

Potential for improved tumor penetration. Envafolimab is approximately half the size of a typical monoclonal antibody, which may provide for improved tumor penetration in cancer patients as was observed in pre-clinical experiments. This unique tumor penetration compared with typical monoclonal antibodies may improve efficacy.

In pre-clinical studies in human cell models and a humanized mouse model, envafolimab was compared with 2.41H90P, an antibody with a sequence that is identical to durvalumab, an approved PD-L1 inhibitor marketed by AstraZeneca, and envafolimab showed the following potential advantages:

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

•

Higher anti-tumor efficacy. Envafolimab and 2.41H90P were each injected intraperitoneally in mice at 0.1mg/kg, 0.3mg/kg and 1.0mg/kg dose levels. As illustrated in the following graph, envafolimab showed more potent tumor growth inhibition effects with maximum inhibition demonstrated at a ten-fold lower dose.

1 PBS(1)
2 KN035 1mg/kg
3 KN035 0.3mg/kg
4 KN035 0.1mg/kg
5 2.41H90P 1mg/kg(2)
6 2.41H90P 0.3mg/kg(2)
7 2.41H90P 0.1mg/kg(2)
Tumor Volume (Mean±SEM,mm^3)
1000
800
600
400
200
0
8
11
14
17
20
23
26
Days After Treatment

---

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

Clinical Trials of Envafolimab

As of December 31, 2021, envafolimab had been dosed in more than 700 patients in a total of 7 ongoing or completed clinical trials in the United States, China or Japan, including our ENVASARC trial, a pivotal Phase 2 trial in MSI-H/dMMR cancer patients in China, a Phase 2 trial of envafolimab plus chemotherapy in gastric cancer, a Phase 3 randomized trial of envafolimab plus chemotherapy versus chemotherapy alone in BTC in China, a Phase 1 dose escalation and dose exploration trial in the United States, a Phase 1 dose escalation and dose exploration trial in China, and a Phase 1 dose escalation and dose exploration trial in Japan.

Phase 1 Dose Escalation Clinical Trial in China

An open-label, single-arm Phase 1 dose escalation and exploration clinical trial of envafolimab has completed enrollment in China. The safety and efficacy data from this trial were presented at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2019. Based on the data presented at the 2019 ASCO Annual Meeting (the ASCO Presentation), 17 subjects were enrolled in the dose escalation phase in this trial as of May 1, 2019. A total of 287 subjects were enrolled in this Phase 1 trial at dose levels shown to be tolerable during dose escalation.

Trial purpose. The primary objectives of the Phase 1 dose escalation were to assess the safety and tolerability profile and MTD of single agent envafolimab administered subcutaneously in subjects with advanced solid tumors. The secondary objectives were to evaluate the PK profile, immunogenicity and anti-tumor activity.

Trial design of the dose escalation phase. This trial adopted a modified “3+3” design with a DLT evaluation period of 28 days. Subjects received envafolimab in six cohorts at 0.1mg/kg, 0.3mg/kg, 1.0mg/kg, 2.5mg/kg, 5.0mg/kg and 10.0mg/kg once every week (QW) subcutaneously. Starting from the 1.0mg/kg cohort, a traditional “3+3” design was followed. Safety and tolerability were assessed by monitoring treatment emergent adverse events (TEAEs). Tumor assessments were performed based on RECIST version 1.1.

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

Efficacy. According to the ASCO Presentation, 15 out of 17 subjects were evaluable for the efficacy analysis. Three subjects had confirmed PR, including one RCC subject in the 2.5mg/kg cohort, one intrahepatic cholangiocarcinoma subject from the 5.0mg/kg cohort and one BTC subject from the 10.0mg/kg cohort. In addition, five subjects achieved stable disease. All 15 subjects completed at least one post-baseline tumor assessment, according to the ASCO Presentation. Two enrolled subjects who had not reached the first post-baseline tumor assessment were excluded. The table below summarizes the best overall response in the efficacy analysis of this trial, according to the ASCO Presentation.

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

Phase 1 Dose Escalation Clinical Trial in the United States

An open-label Phase 1 dose escalation and dose exploration clinical trial of envafolimab was conducted in the United States. Safety and efficacy data from the dose escalation phase of the trial were presented at the 2018 Annual Congress of the European Society for Medical Oncology (ESMO) in October 2018. Based on the data presented at ESMO (the ESMO Presentation), 18 subjects were enrolled in the dose escalation phase of this trial as of July 5, 2018.

Trial purpose of the dose escalation phase. The primary objectives of the Phase 1 dose escalation clinical trial were to evaluate and characterize the tolerability and safety profile of single agent envafolimab in subjects with locally advanced or metastatic solid tumors. The secondary objectives were to characterize the PK profile, determine MTD and to evaluate anti-tumor activity.

Trial design of the dose escalation phase. This trial adopted a modified “3+3” design with a DLT evaluation period of 28 days. Subjects received envafolimab across eight cohorts at 0.01mg/kg, 0.03mg/kg, 0.1mg/kg, 0.3mg/kg, 1.0mg/kg, 2.5mg/kg, 5.0mg/kg and 10.0mg/kg QW subcutaneously. Starting from the 0.3mg/kg cohort, a traditional “3+3” design was followed. Safety and tolerability were assessed by monitoring TEAEs. Tumor assessments were performed based on RECIST version 1.1.

Safety of dose escalation phase. The median duration of exposure to envafolimab was 9 weeks with a range of 6 to 32 weeks. As of July 5, 2018, two of the subjects (11.1%) remained in the trial, 11 subjects had discontinued treatment due to disease progression, three subjects had discontinued treatment due to TEAEs, and two subjects had discontinued treatment due to the opinion of the investigator that no more clinical benefit could be obtained or for other reasons. All of the 18 enrolled subjects experienced TEAEs. Treatment-related TEAEs at grade 3 or above included increased aspartate aminotransferase (10.5%), increased alanine aminotransferase (10.5%) and lymphopenia (10.5%). No DLT was observed and the planned maximum dose of 10.0mg/kg was reached.

Efficacy of dose escalation phase. According to the ESMO Presentation, 17 out of 18 subjects were evaluable for the efficacy analysis. Two subjects had confirmed PR, including one NSCLC subject from the 0.3mg/kg QW cohort (response duration of 9 months) and one MSI-H prostate cancer subject from the 2.5mg/kg QW cohort. In addition, five subjects achieved SD. All 17 evaluable subjects completed at least one post-baseline tumor assessment according to the ESMO Presentation. One enrolled subject who had not reached the first post-baseline tumor assessment was excluded. The table below summarizes the best overall response in the efficacy analysis of this trial according to the ESMO Presentation.

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

Conclusion. According to the ESMO Presentation, envafolimab exhibited a favorable safety profile in subjects with advanced solid tumors and preliminary efficacy results demonstrated encouraging anti-tumor activity. Based on the PK profile, patients in the trial were treated with envafolimab at 300mg every 4 weeks by subcutaneous injection.

Phase 1 Clinical Trial in Japan

An open-label Phase 1 dose escalation and dose exploration clinical trial of envafolimab was conducted in Japan. The safety, efficacy and PK data of this trial as of May 5, 2019 were presented at the ASCO Annual Meeting in June 2019. Based on the data presented in the ASCO Annual Meeting (the Japan Trial ASCO Presentation), 26 subjects were enrolled in this trial as of May 5, 2019.

Trial purpose. The primary objectives of the Phase 1 clinical trial were to assess the safety and tolerability profile of single agent envafolimab in Japanese subjects with previously treated advanced solid tumors. The secondary objectives were to characterize the PK profile, determine MTD and evaluate the anti-tumor activity.

Trial design. This Phase 1 trial consisted of a multi-dose escalation phase followed by a dose exploration phase. Subjects received envafolimab across five cohorts at 1.0mg/kg, 2.5mg/kg and 5.0mg/kg QW subcutaneously, and 2.5mg/kg and 5.0mg/kg Q2W subcutaneously. The QW schedule adopted a traditional “3+3” design. For the Q2W schedule, six patients were planned for each cohort. Safety and tolerability were assessed by monitoring TEAEs under common terminology criteria for adverse events (CTCAE) version 4.0. Tumor assessments were performed based on RECIST version 1.1. Full PK sampling was performed after the first dose of cycle 1 (28 days) and sparse PK samples were collected at pre-dose and around Cmax during the subsequent cycles.

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

Figure 1: Pharmacokinetics (Escalation Part)

Phase=Escalation, Cycle=Single Dose
Mean (ng/mL)
2E+04
1.5E+04
1E+04
5000
0
0
24
48
72
96
120
144
168
192
Nominal_Time_h_ (h)

Figure 2 : Pharmacokinetics (Expansion Part)

Phase=Expansion, Cycle=Single Dose
Mean (ng/mL)
3E+04
2E+04
1E+04
0
0
48
96
144
192
240
288
336
384
Nominal_Time_h_ (h)
2.5 mg/kg biweekly
5.0 mg/kg biweekly

Source: *Phase I Study and Pharmacokinetic Study of KN035, the First Subcutaneous Administered, Novel Fusion Anti-PD-L1 Antibody in Japanese Patients with Advanced Solid Tumors, 2019 American Society of Clinical Oncology (ASCO) Annual Meeting*

Conclusion. Envafolimab exhibited a favorable safety profile in patients with advanced malignancies and preliminary efficacy results demonstrated promising anti-tumor activity in the Phase 1 clinical trial in Japan. Based on the PK profile, patients in the trial were treated with envafolimab at 300mg every 4 weeks by subcutaneous injection.

Pivotal Clinical Trial in China in MSI-H/dMMR tumors

A pivotal clinical trial of envafolimab dosed as a single agent for the treatment of MSI-H/dMMR tumors was initiated in August 2018.  The trial was a non-randomized trial enrolling approximately 110 patients in China, including CRC patients who are required to have been previously treated with standard therapies, which must include fluoropyrimidine, oxaliplatin or irinotecan, and other solid tumor patients, who are required to have been previously treated with at least one line of systemic standard of care therapy. Patients received 150mg of envafolimab subcutaneously dosed weekly and ORR was the primary endpoint defined by RECIST version 1.1.  In a presentation at the CSCO 2020 Virtual Scientific Program entitled, “Subcutaneous Injection of PD-L1 Antibody Envafolimab (KN035) in Advanced Tumors with Mismatch-Repair Deficiency,” single agent envafolimab was shown to have a 32% confirmed ORR by central radiographic review in 41 patients with MSI-H/dMMR CRC who failed a fluoropyrimidine, oxaliplatin and irinotecan, and had at least two on-study tumor assessments. The 32% ORR is nearly identical to the 28% ORR reported for Opdivo and 33% ORR reported for Keytruda in separate trials of MSI-H/dMMR CRC patients who failed a fluoropyrimidine, oxaliplatin and irinotecan. DOR was greater than or equal to 12 months in 75% of patients and OS was greater than or equal to 12 months in 65% of patients. The ORR in the overall population (n=103) of MSI-H/dMMR cancer patients, including tumor types other than CRC, was 43%, DOR was greater than or equal to 12 months in 92% of patients and OS was greater than or equal to 12 months in 75% of patients. In November 2021, envafolimab received marketing authorization from the Chinese NMPA and was approved for adult patients with MSI-H/dMMR advanced solid tumors, including those patients with advanced colorectal cancer who have experienced disease progression following treatment with a fluoropyrimidine, oxaliplatin, and irinotecan, as well as patients with other advanced solid tumors who have experienced disease progression following prior systemic treatment and have no satisfactory alternative treatment options.

Clinical Development in Sarcoma in the United States

The ENVASARC trial began dosing in December 2020 at 300mg of envafolimab every three weeks in cohort A, and 300mg of envafolimab every three weeks in combination with Yervoy® at 1mg/kg every three weeks for four doses in cohort B, in the sarcoma subtypes of UPS and MFS. In December 2021, the IDMC reviewed interim safety and efficacy data from 18 patients enrolled into each cohort who completed a minimum of 12 weeks of efficacy evaluations (two on-treatment scans). The ORR by BICR in each cohort satisfied the prespecified futility rule of having at least one response in each cohort. Envafolimab was well tolerated, with only a single Grade 3 related adverse event reported in 36 patients. Based on the tolerability profile and the significantly higher ORR observed in lower weight patients, the IDMC recommended the trial continue, using a higher dose of envafolimab of 600mg every three weeks. Given the activity demonstrated by higher doses of envafolimab in completed trials, including in the pivotal trial in MSI-H/dMMR cancer that was the basis for approval of envafolimab in China, we agreed with the IDMC guidance and proposed a doubling of the envafolimab dose to 600mg every three weeks to the FDA in an amendment which was cleared without comment. The ENVASARC trial will now assess up to 80 new patients in a cohort of single agent envafolimab at 600mg every three weeks and up to 80 new patients in a cohort of envafolimab at 600mg every three weeks with Yervoy at 1mg/kg every three weeks for four doses. Nine of 80 responses by BICR in either cohort are needed to satisfy the primary objective of the trial which is to statistically exceed the known 4% ORR of Votrient® (pazopanib), the only FDA-approved treatment for patients with refractory UPS or MFS. Achieving the primary endpoint of ORR could be the basis for accelerated approval of envafolimab by the FDA as a single agent and/or in combination with Yervoy. The trial will provide at least 86% power to demonstrate the lower bound of the 95% confidence interval is greater than 5% in each cohort, which would be greater than the 4% ORR of Votrient reported in soft tissue sarcoma in its package insert. Votrient is the only approved treatment for refractory soft tissue sarcoma, which includes UPS and MFS.

An initial interim efficacy analysis at the higher 600mg dose is planned following the 12-week efficacy scan in the 36th enrolled patient, to allow for determination of the preliminary ORR, which we expect in the second half of 2022. There must be at least one response among the initial 18 patients enrolled at 600mg into each cohort to continue enrollment in that cohort per the futility rules of the trial. A second interim efficacy analysis at the 600mg dose is planned following the 12-week efficacy scan in the 92nd enrolled patient, to allow for determination of the preliminary ORR, which we expect in 2023. There must be at least three responses among the initial 46 patients enrolled at 600mg into each cohort to continue enrollment in that cohort per the futility rules of the trial.

Assuming sufficient patient responses in line with meeting the ENVASARC trial endpoint, we intend to apply for fast track designation with the FDA for envafolimab for the treatment of soft tissue sarcoma subtypes in the United States in 2022, and for breakthrough designation following the initial efficacy interim analysis. We expect final response assessment data including duration of response in all patients from the ENVASARC trial in 2024, and, assuming positive data, to submit a biologics license application to the FDA seeking accelerated approval in 2024. At any time that we reach nine responses in each cohort and meet the endpoint, we expect to discuss the submission process with the FDA.

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

Other Ongoing Clinical Trials

A Phase 3 randomized clinical trial in BTC was initiated by 3D Medicines in April 2018.  This trial is an open-label trial to assess the safety and efficacy of envafolimab plus standard of care gemcitabine-based chemotherapy compared to gemcitabine-based chemotherapy alone with OS as the primary endpoint. In the envafolimab arm, envafolimab will be dosed at 2.5mg/kg subcutaneously QW, along with gemcitabine and oxaliplatin at recommended doses. The trial is expected to enroll over 390 patients in China and data are expected in 2022.

A Phase 2 clinical trial of envafolimab in combination with folinic acid, fluorouracil and oxaliplatin chemotherapy (FOLFOX) in the first line treatment of advanced gastric cancer was fully enrolled (n=15) as of January 15, 2019. In an abstract at the ASCO 2020 Virtual Scientific Program entitled “Envafolimab plus chemotherapy in advanced gastric or gastroesophageal junction (G/GEJ) cancer” data were reported in 15 patients who were evaluable for response. The Eastern Cooperative Oncology Group (ECOG) performance status was 1 in 80% of subjects and the majority had gastric cancer (86.7%). At the time of data cutoff, the minimum follow-up was 6 months. The occurrence of TEAEs was 100% (all grades) and 73.3% (grades 3-4). The most frequent grade 3-4 TEAEs included neutrophil count decreased 46.7%, anemia 20.0%, and platelet disorder 20% (3/15). Confirmed ORR was 60% (unconfirmed ORR: 73.3%). Median DOR was not reached. Median PFS was 6.8 months.

Our Second Clinical Stage Product Candidate – YH001

YH001 is an investigational humanized CTLA-4 IgG1 monoclonal antibody.  YH001 is being developed by Eucure for the treatment of various cancer indications. In October 2021, we entered into a collaborative development and commercialization agreement with Eucure and Biocytogen pursuant to which we obtained an exclusive license to develop and commercialize YH001 in North America for the treatment of multiple specified indications.

CTLA-4 is a protein expressed on all T-cells but which is expressed at the highest level on Tregs and contributes to the suppressor function of Tregs and acts as a checkpoint that prevents T-cell immune responses to cancer cells. A CTLA-4 inhibitor has been approved as a single agent in melanoma and approved in combination with other therapies in multiple indications including NSCLC, RCC and MSI-H colorectal cancer.

Clinical Development of YH001

As of August 9, 2021, YH001 had been dosed to more than 34 patients in China and Australia.

Phase I Dose Escalation Clinical Trial in Australia

An open-label, single-arm Phase 1 dose escalation clinical trial of YH001 in combination with the PD-1 antibody, toripalimab, is ongoing in Australia. The safety and efficacy data from this trial were presented at the 2021 Chinese Society of Clinical Oncology (CSCO) Annual Meeting in September 2021. Based on the data presented in the CSCO Annual Meeting (CSCO Presentation), 21 subjects were enrolled in this trial as of August 9, 2021.

Study purpose. The primary objectives of the Phase 1 dose escalation clinical trial were to assess the safety and tolerability profile and MTD of YH001 in combination with the PD-1 inhibitor toripalimab in subjects with advanced solid tumors. The secondary objectives were to evaluate the PK profile and anti-tumor activity.

Study design. This trial adopted a modified “3+3” design. Subjects receive YH001 in six cohorts at 0.05mg/kg, 0.1mg/kg, 0.3mg/kg, 1.0mg/kg, 2.0mg/kg, 4.0mg/kg, and 6.0mg/kg by IV administration during a three week run-in period, after which subjects receive YH001 in combination with 240mg of the PD-1 antibody toripalimab every three weeks for four doses.

Safety. At the August 9, 2021 data cutoff, no dose limiting toxicities had occurred and a single serious adverse event of grade 3 colitis was reported, which led to treatment discontinuation. Thirty-two YH001 drug-related adverse events (AEs) were reported, including 11 cases of grade 2 AEs and 20 cases of grade 1 AEs.

Efficacy. Among 16 patients that had image tumor assessments available at the August 9, 2021 data cut-off, two achieved PR by RECIST, including in one patient with urothelial cancer who had failed prior treatment with a PD-1 antibody, and seven had stable disease. The figure below illustrates the patients with tumor assessments available as of the August 9, 2021 data cutoff.

Conclusion. The authors concluded that YH001 was well tolerated up to 2mg/kg when combined with toripalimab and demonstrated activity in patients with advanced solid tumors. Dose level cohorts above 2mg/kg did not have tumor assessments available as of data cutoff at August 9, 2021.

Phase I Dose Escalation Clinical Trial in China

An open-label, single-arm Phase 1 dose escalation clinical trial of YH001 is ongoing in China.

Preclinical Studies

In pre-clinical studies in mice, YH001 was compared with ipilimumab, an approved CTLA-4 inhibitor marketed by BMS, and YH001 showed the following potential advantages:

•

Superior in vivo activity compared to ipilimumab as a single agent and when combined with pembrolizumab, a PD-1 antibody marketed by Merck. The following graphs illustrate the tumor size growth and body weight changes in mice.

•

More potent and active than ipilimumab. YH001 was more potent and active than ipilimumab in blocking hCTLA-4 inhibition of CD80/86 activity. The following graph illustrates an in vitro reporter assay demonstrating the ability of YH001 or ipilimumab to induce T-cell proliferation by inhibiting the interaction of hCTLA-4 with CD80/86.

Clinical Development in North America

We intend to initiate a Phase 1/2 clinical trial of YH001 in combination with envafolimab and with doxorubicin in sarcoma with expanded cohorts in select sarcoma subtypes in the second half of 2022. Additionally, we plan to initiate trials of YH001 as a single agent or in combination with immunotherapies in other tumor types.

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

In November 2020, we announced the publication of clinical data in the journal Cancer Cell that provides molecular insight into TRC102’s mechanism of action and patient populations most likely to respond to treatment. The article, entitled, “Molecular Features of Cancers Exhibiting Exceptional Responses to Treatment,” highlighted the clinical features and tumor biology of an exceptional responder patient treated with TRC102 at the NCI. The patient was diagnosed with metastatic and highly refractory CRC and received Temodar and TRC102. Following treatment, the patient was considered an exceptional responder through the achievement of a near complete response lasting 45 months at the most recent follow-up. Detailed molecular analyses of the patient’s tumor showed silencing of DNA repair pathways that may have resulted in sensitivity to the inhibition of DNA BER pathway by TRC102. Specifically, MGMT expression was silenced by promoter methylation, and RAD50, a mediator of DNA double strand break repair, was silenced by genetic mutation and loss of heterozygosity. The publication authors hypothesized that the combination of Temodar and TRC102 was effective because all necessary DNA repair pathways were compromised genetically or through the activity of TRC102. MGMT expression was also assessed in biopsies from 11 colorectal patients who subsequently enrolled in an expansion cohort, one of whom demonstrated a PR. The tumor associated with the PR did not express MGMT, whereas each of the 10 tumors that did not respond to therapy expressed this enzyme robustly. MGMT deficiency is observed in about one third of glioblastoma patients, and a prior study of Temodar and TRC102 reported at the Society for Neuro-Oncology in 2018 demonstrated that two MGMT deficient glioblastoma patients had prolonged survival when treated with Temodar and TRC102 after progressing previously on Temodar and radiation therapy. Based on these data, we believe a trial in first line glioblastoma patients of Temodar, radiation therapy and TRC102 is warranted and are discussing further development with investigators at this time.

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

The following table summarizes certain key information regarding ongoing clinical trials of TRC102 in cancer patients:

			Companion	Design
Phase	Indication	Sponsor	Treatment	(Number of Patients)
1	Solid Tumors and Lymphomas	NCI	Temodar	Dose escalation (65)
2	Non-Squamous Non-Small Cell Lung Cancer	NCI	Chemoradiation + Durvalumab	Randomized Phase 2 (78 patients)

In May 2020, positive data from multiple TRC102 clinical trials were presented at the 2020 ASCO Virtual Scientific Program.  Dr. Koczywas of City of Hope Medical Center presented Phase 1 data for TRC102 in combination with cisplatin and Alimta in patients with advanced solid tumors, and Phase 2 data for TRC102 in combination with Alimta in patients with mesothelioma refractory to Alimta and platinum therapy. Notably two of 14 mesothelioma patients who progressed previously on Alimta had objective responses following treatment with Alimta and TRC102.  Multiple responses were also noted in the Phase 1 trial of Alimta, cisplatin and TRC102, with particular activity noted in parotid salivary gland tumors.  Dr. Biswas of Case Comprehensive Cancer Center presented Phase 1 data of TRC102 in combination with chemoradiation for locally advanced non-squamous non-small cell lung cancer.  All 15 patients demonstrated an objective response, including three patients with a complete response to treatment.  The 100% ORR compares favorably to historical data of the same combination of chemoradiation without TRC102 in locally advanced lung cancer.  For example, the PROCLAIM clinical trial reported an ORR of 36% and the PACIFIC clinical trial reported an ORR of 51% in locally advanced non-squamous non-small cell lung cancer patients treated with Alimta, cisplatin and thoracic radiation. In addition, based on data presented at the ASCO 2020 virtual meeting that the combination of chemoradiation and TRC102 produced objective responses in all 15 evaluable patients with advanced localized lung cancer treated in a Phase 1 trial, in January 2022, the NCI initiated a randomized trial of chemoradiation with or without TRC102, followed by consolidative durvalumab treatment. The primary objective is to improve the 56% PFS rate with current standard of care to 75% with current standard of care plus TRC102. The trial is expected to begin enrollment in June 2022 and complete in 2024.

Phase 1 ascending dose clinical trials evaluating the safety, tolerability, PK, PD and anti-tumor activity of TRC102 were completed with Alimta in patients with advanced solid tumors, with Fludara in patients with hematologic malignancy and with Temodar in patients with solid tumors. In each trial, TRC102 was tolerable with the companion chemotherapeutic, and demonstrated signs of activity.  One patient treated with TRC102 and Alimta had a PR as assessed by RECIST 1.1 and remained in our clinical trial without cancer progression for 14 months. In addition, 14 patients had SD including patients with squamous cell lung cancer (three patients), epithelial ovarian cancer (three patients), CRC (two patients), non-squamous non-small cell lung cancer (one patient), pancreatic cancer (one patient), prostate cancer (one patient), endometrial cancer (one patient), head and neck cancer (one patient) and breast cancer (one patient). These data were published in Investigational New Drugs in 2012. Case Western reported data from a trial of intravenous TRC102 given in combination with Fludara in a Phase 1 clinical trial that were published in Oncotarget in 2017. Anti-tumor activity, including PR, was noted in patients with lymphoma and chronic lymphocytic leukemia, including patients treated previously with Fludara. TRC102 combined with Fludara was safe and well tolerated. Hematologic toxicity was comparable to single agent Fludara and activity appeared to correlate with increased levels of DNA damage.  Case Western reported data from a trial of TRC102 given intravenously in combination with Temodar in a Phase 1 clinical trial at the ASCO annual meeting in June 2015. Anti-tumor activity was noted in patients with ovarian cancer and neuroendocrine tumors.

The NCI reported data from the Phase 1 trial of TRC102 in combination with Temodar in relapsed solid tumors and lymphoma patients at ASCO in 2017. There were no pharmacologic interactions between the two drugs and TRC102 target concentrations were achieved. Based on PRs in patients with ovarian cancer, non-small cell lung cancer, and KRAS-positive CRC, the NCI decided to enroll expansion cohorts in each of these tumor types at the recommended Phase 2 oral dose of TRC102.  The authors concluded that the combination of Temodar and TRC102 is active, and DNA damage response markers (Rad51, ϒ-H2AX and/or pNbs1) were induced in four of five paired colonic biopsies, indicating DNA damage following treatment.  Updated data in the cohort of patients with CRC reported by the NCI at AACR in 2019 indicated a low response rate in patients with CRC treated with Temodar and TRC102.

The combination of TRC102 and Temodar was assessed in a Phase 2 trial of patients with recurrent glioblastoma that was reported at the Society for Neuro-Oncology annual meeting in November 2018.  The combination of Temodar and TRC102 was tolerable, but did not meet the primary efficacy endpoint of demonstrating objective responses by Response Assessment in Neuro-Oncology criteria in the 19 enrolled patients, most of whom were treated at Cleveland Clinic.  Two patients (10.5%) demonstrated evidence of clinical benefit and met the secondary endpoint of PFS beyond six months.  Both patients who demonstrated PFS for more than 11 months were alive over 30 months following treatment initiation with TRC102 and Temodar for recurrent glioblastoma.  PFS of greater than 11 months was associated with N-methylpurine DNA glycosylase expression, a biomarker that initiates the BER pathway of resistance that is inhibited by TRC102. Efforts to identify whether DNA glycosylase expression or other biomarkers can be used as a predictive biomarker of TRC102 activity are expected to continue in ongoing TRC102.

Our Fourth Clinical Stage Product Candidate – TJ004309

TJ004309, is a novel, humanized antibody against CD73, an ecto-enzyme expressed on stromal cells and tumors that converts extracellular AMP to the immunosuppressive metabolite adenosine. In December 2018, we submitted an IND application to the FDA for the initiation of a Phase 1 clinical trial in patients with advanced solid tumors, which was cleared by the FDA in January 2019.  In July 2019, we began enrollment in a Phase 1 clinical trial to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with the PD-L1 checkpoint inhibitor Tecentriq (atezolizumab) in patients with advanced solid tumors. We expect to complete the TJ004309 Phase 1 trial in the first half of 2022.

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

Collaboration Agreement with Eucure and Biocytogen

In October 2021, we, Eucure and Biocytogen entered into a collaborative development and commercialization agreement (the YH001 Collaboration Agreement) for the development of YH001, a monospecific investigational CTLA-4 antibody. Pursuant to the YH001 Collaboration Agreement, we were granted an exclusive (including with respect to Eucure and its affiliates), nontransferable, license to develop and commercialize YH001 in North America for the treatment, through administration of YH001 by intravenous or subcutaneous means, of multiple human indications, including sarcoma, microsatellite stable colorectal cancer, RCC, and K-ras positive non-small cell lung cancer (collectively, the Initial Indications) or one or more of bladder cancer, endometrial cancer, and melanoma as substitute indications, which may be substituted for Initial Indications at our discretion (each upon such substitution, a Substitute Indication). We are responsible for, and will bear the costs of, preparing and filing all regulatory submissions and conducting any Phase 1, Phase 2, Phase 3, or post-approval clinical trials in North America for YH001 in the Initial Indications and potentially the Substitute Indications, while Eucure is responsible for conducting, and will bear the costs of, the preparation of CMC activities for YH001. Eucure has agreed to manufacture and supply, or to arrange for a third-party manufacturer to manufacture and supply, YH001 to us for clinical trials pursuant to the terms of a clinical supply and quality agreement that will be separately negotiated and agreed in good faith between the parties.

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

We will be responsible for commercializing YH001 in North America, including booking of sales revenue in the Initial and Substitute Indications. We will owe Eucure escalating double digit royalties on net sales of YH001 in North America ranging from the mid-twenties to mid-double digits; provided that until the end of the first full calendar year following the first commercial sale of YH001, royalties will range from the lower double digits to the mid-double digits. If sales of YH001 exceed a pre-determined sales threshold in the first full year of sales following first commercial sale, we will owe a milestone to Eucure in the high single digit millions. Payment obligations under the YH001 Collaboration Agreement continue on a country-by-country basis until the latest of (i) expiration of the last to expire licensed patent covering YH001, (ii) expiration of marketing or regulatory exclusivity covering YH001 and (iii) 10 years from the first commercial sale of YH001 in such country in North America. Eucure has agreed to manufacture and supply, or to arrange for a third-party manufacturer to manufacture and supply, YH001 to us at cost plus a low double-digit markup for commercial sales pursuant to the terms of a commercial supply and quality agreement that will be separately negotiated and agreed in good faith between the parties within 180 days prior to the anticipated first commercial sale in North America.

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

In the event that I-Mab licenses rights to TJ004309 to a third party, we would be entitled to receive escalating portions of royalty and non-royalty consideration received by I-Mab with respect to territories outside of Greater China. In the event that I-Mab commercializes TJ004309, we would be entitled to receive a royalty on net sales by I-Mab in North America ranging from the mid-single digits to low double digits, and in the EU and Japan in the mid-single digits. The portions of certain third party royalty and non-royalty consideration and the royalty from net sales by I-Mab to which we would be entitled escalate based on the phase of development and relevant clinical trial obligations we complete under the TJ004309 Agreement, ranging from a high-single digit to a mid-teen percentage of non-royalty consideration as well as a double digit percentage of royalty consideration. In March 2020, I-Mab issued a press release announcing a strategic partnership with KG Bio, whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. On April 8, 2020, we issued a notice of dispute regarding possible breach of the TJ004309 Agreement, which resulted in a binding arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce before the Tribunal. The Tribunal held a hearing on the merits in February 2022. As of the date of this Annual Report, the TJ004309 Agreement dispute remains under consideration by the Tribunal, and we expect their decision in 2022. We believe we may be entitled to receive payments due to I-Mab’s strategic partnership with KG Bio under the TJ004309 Agreement, although I-Mab has disputed any payment is due.

The TJ004309 Agreement may be terminated by either party in the event of an uncured material breach by the other party or bankruptcy of the other party, or for safety reasons related to TJ004309. I-Mab may also terminate the TJ004309 Agreement if we cause certain delays in completing a Phase 1 clinical trial. In addition, I-Mab may terminate the TJ004309 Agreement for any reason within 90 days following the completion of the first Phase 1 clinical trial, in which case we would be entitled to a minimum termination fee of $9.0 million, or following the completion of the first Phase 2 clinical trial, in which case we would be entitled to a pre-specified termination fee of $15.0 million and either a percentage of non-royalty consideration I-Mab may receive as part of a license to a third party or an additional payment if TJ004309 is approved for marketing outside Greater China before a third party license is executed, in addition to a double digit percentage of royalty consideration. In 2021, I-Mab sent us notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete,” as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking an order of specific performance requiring us to comply with I-Mab’s effort to terminate the agreement. We disagreed with I-Mab’s position and in May 2021, the Delaware Court of Chancery stayed the lawsuit filed by I-Mab and subsequently this matter was remanded and included in the proceeding before the Tribunal.

The claims under the arbitration under the TJ00439 Agreement are substantial and complex and the result is inherently uncertain. The dispute with I-Mab has caused and could continue to cause us to incur significant costs.

Pursuant to the Bispecific Agreement, we and I-Mab may mutually select through a JSC up to five of I-Mab’s BsAb product candidates within a five-year period for development and commercialization in North America.

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

In March 2020, we learned that I-Mab had entered into two license and collaboration agreements with ABL Bio in July 2018. Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a BsAb using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breach of the Bispecific Agreement, which resulted in a binding arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce before the Tribunal. The Tribunal held a hearing on the merits in February 2022. As of the date of this Annual Report, the Bispecific Agreement dispute remains under consideration by the Tribunal, and we expect their decision in 2022. The claims under the arbitration under the Bispecific Agreement are substantial and complex and the result is inherently uncertain. The dispute with I-Mab has caused and could continue to cause us to incur significant costs.

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

YH001 is manufactured by an experienced contract manufacturer in China. Pursuant to the YH001 Collaboration Agreement, Eucure and Biocytogen have agreed to manufacture and supply, or to arrange for a third party manufacturer to manufacture and supply, YH001 to us at pre-negotiated prices that vary based on clinical or commercial use pursuant to the terms of a clinical supply and quality agreement to be separately negotiated.

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

There is no CTLA-4 therapy approved by the FDA for the treatment of soft tissue sarcoma.  If YH001 is approved, it may nevertheless compete with the currently marketed CTLA-4 inhibitor ipilimumab (Yervoy, marketed by BMS), which is approved by the FDA in multiple indications other than soft tissue sarcoma. Other antibodies to CTLA-4 are being studied in clinical trials of cancer patients.

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

Commercialization

We hold North America commercialization rights in the field of sarcoma for envafolimab (subject to certain rights held by 3D Medicines and Alphamab), North America commercialization rights of multiple human indications, including the Initial Indications or one or more of the Substitute Indications, which may be substituted for Initial Indications at our discretion, for YH001, and worldwide commercialization rights for TRC102. If any of our product candidates are approved in oncology indications, our plan is to build an oncology-focused specialty sales force in the United States to support their commercialization and seek a partner(s) to support commercialization outside the United States to the extent we have commercial rights in other territories. We believe that a specialty sales force will be sufficient to target key prescribing physicians in oncology. We currently do not have any sales or marketing capabilities or experience as a company. We plan to establish the required capabilities within an appropriate time frame ahead of any product approval and commercialization to support a product launch.

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

Our patenting strategy is focused on our protein and small molecule therapeutics. We seek composition of matter and method of treatment patents for each such protein or small molecule in key therapeutic areas. We also seek patent protection with respect to companion diagnostic methods and compositions and treatments for targeted patient populations. We have sought patent protection alone or jointly with our collaborators, as dictated by our collaboration agreements.

Individual patents extend for varying periods of time depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for twenty years from the earliest non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period; however, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest international filing date. Our issued patents and pending applications with respect to our protein therapeutic candidates (excluding licensed rights) will expire on dates ranging from 2027 to 2030, exclusive of possible patent term extensions. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of extensions of patent term, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

YH001 Patent Coverage

Eucure has an issued patent on the composition of matter and a pending application on the methods of use of YH001 in the United States. The terms of the patent would expire in 2037, exclusive of any patent term extension. We hold an exclusive (including with respect to Eucure and its affiliates), nontransferable, license to develop and commercialize YH001 in North America for the treatment, through administration of YH001 by intravenous or subcutaneous means, of multiple human indications, including the Initial Indications or one or more of the Substitute Indications, which may be substituted for Initial Indications at our discretion.

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

Clinical trials are typically conducted in three sequential phases, but the phases may overlap and different trials may be initiated with the same drug candidate within the same phase of development in similar or differing patient populations. Phase 1 clinical trials may be conducted in a limited number of patients, but are usually conducted in healthy volunteer subjects for indications other than oncology. The drug candidate is initially tested for safety and, as appropriate, for absorption, metabolism, distribution, excretion, PD and PK.

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

Other Healthcare Laws

Although we currently do not have any products on the market in the United States, we may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal, fraud and abuse, including anti-kickback and false claims, privacy and security and physician sunshine laws and regulations, many of which may become more applicable if our product candidates are approved and we begin commercialization. For additional details regarding the federal, state and foreign healthcare laws that may affect our ability to operate, see “Risk Factors—Risks Related to Our Business and Industry— “We are subject to extensive federal, state, and foreign regulation, and our failure to comply with these laws could harm our business.” If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, significant civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, imprisonment, and additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results.

Orphan Drug Act

The United States Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. ODD. ODD must be requested before submitting a BLA. ODD does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has ODD subsequently receives the first FDA approval for the disease for which it has such designation, the holder of the approval is entitled to a seven-year exclusive marketing period in the United States for that product except in very limited circumstances. For example, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven-year exclusive marketing period. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug.

Legislation similar to the Orphan Drug Act has been enacted outside the United States, including in the EU and Japan. The orphan legislation in the EU is available for therapies addressing chronic debilitating or life-threatening conditions that affect five or fewer out of 10,000 persons or are financially not viable to develop. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity. The market exclusivity may be extended to 12 years if sponsors complete a pediatric investigation plan agreed upon with the relevant committee of the European Medicines Agency. Orphan legislation in Japan similarly provides for ten years of marketing exclusivity for drugs that are approved for the treatment of rare diseases and conditions.

Exclusivity

New biological products will benefit, if approved, from the data exclusivity provisions legislated in the United States, the EU and Japan. All three regions effectively provide a period of data exclusivity to innovator biologic products. U.S. legislation provides a 12-year period of data exclusivity from the date of first licensure of a reference biologic product. EU legislation provides a period of 10 to 11 years and Japan legislation provides a period of 8 years during which companies cannot be granted approval as generic drugs to approved biologic therapies. Protection from generic competition is also available for new chemical entities, including potentially the small molecule TRC102, in the United States for 5 years, in the EU for 10 to 11 years and in Japan for 8 years.

Exclusivity in the European Union

The EU has led the way among the International Council for Harmonisation regions in establishing a regulatory framework for biosimilar products. The marketing authorization of generic medicinal products and similar biological medicinal products are governed in the EU by Article 10(1) of Directive 2001/83/EC (2001). Unlike generic medicinal products, which only need to demonstrate bioequivalence to an authorized reference product, similar biological medicinal products are required to submit preclinical and clinical data, the type and quantity of which is dictated by class and product specific guidelines. In order to submit a marketing authorization for a similar biological medicinal product, the reference product must have been authorized for marketing in the EU for at least 8 years. Biosimilars can only be authorized for use once the period of data exclusivity on the biological reference medicine has expired. In general, this means that the biological reference medicine must have been authorized for at least 10 years before a similar biological medicine can be made available by another company. The 10-year period can be extended to a maximum of 11 if, during the first 8 years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization are held to bring a significant clinical benefit in comparison to existing therapies.

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

Expedited Review and Approval

The FDA has various programs, including Fast Track, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs and biologics, and/or provide for the approval of a drug or biologic on the basis of a surrogate endpoint. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and fill unmet medical needs. Breakthrough therapy designation is for products that are intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides for an earlier approval for a new drug that is intended to treat a serious or life-threatening disease or condition and that fills an unmet medical need based on a surrogate endpoint. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a drug candidate receiving accelerated approval perform post-marketing clinical trials to confirm the clinically meaningful outcome as predicted by the surrogate marker trial.

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

Outside the United States, ensuring adequate coverage and payment for our products will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. Recent budgetary pressures in many EU countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates. If budget pressures continue, governments may implement additional cost-containment measures. Cost-control initiatives could decrease the price we might establish for products that we may develop or sell, which would result in lower product revenues or royalties payable to us. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

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

Foreign Regulation

In addition to regulations in the United States, we and our collaborators will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates. Whether or not we or our collaborators obtain FDA approval for a product candidate, we or our collaborators must obtain approval from the comparable regulatory authorities of foreign countries or economic areas, such as the EU, before we or our collaborators may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

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

Under EU regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency where it will be evaluated by the Committee for Medicinal Products for Human Use. A favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all EU member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

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

Employees

As of December 31, 2021, we had a total of 19 employees, 12 of whom are involved in research, development or manufacturing, and three of whom have Ph.D., Pharm.D. or M.D. degrees. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate and Other Information

We were incorporated in the state of Delaware on October 28, 2004. Our principal executive offices are located at 4350 La Jolla Village Dr., Suite 800, San Diego, California 92122, and our telephone number is (858) 550-0780. Our corporate website address is www.traconpharma.com and we regularly post copies of our press releases as well as additional information about us on our website. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

Access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission (SEC) may be obtained through the investor section of our website at https://ir.traconpharma.com/. We do not charge for access to and viewing of these reports. Information in the investor section and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings. Our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included unless otherwise specified, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

We are a clinical stage company with limited operating history. All the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $28.7 million and $16.8 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, we had an accumulated deficit of $207.8 million.

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

At December 31, 2021, we had cash and cash equivalents totaling $24.1 million. In July 2021, we completed an underwritten public offering which resulted in net proceeds to us of approximately $13.4 million. Based upon our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into 2023. We will need additional funding to complete the development and commercialization of product candidates, including envafolimab and YH001. In addition, in November 2018, we entered into separate collaboration and clinical trial agreements with I-Mab for the development of multiple immuno-oncology programs, in December 2019 we entered into a collaboration and clinical trial agreement with 3D Medicines and Alphamab, and in October 2021 we entered into a collaborative development and commercialization agreement with Eucure and Biocytogen. Under these agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations. We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches. As more fully discussed in Note 1 to the consolidated financial statements included in this Annual Report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of twelve months following the date that these consolidated financial statements were issued.

Regardless of our expectations, changing circumstances beyond our control, including the COVID-19 pandemic, may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties or we could encounter difficulties obtaining clinical trial material that could increase our development costs more than we expect. In addition, we may continue to incur substantial legal expenses in connection with our on-going dispute with I-Mab, including in connection with enforcing and collecting any award from the arbitration process. In any event, we will require additional capital prior to completing clinical development, filing for regulatory approval, or commercializing any product candidates.

In December 2020, we entered into a Capital on DemandTM Sales Agreement (JonesTrading Agreement) with JonesTrading Institutional Services LLC (JonesTrading) pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, all of which remains available for sale as of December 31, 2021. In October 2019, we entered into a Common Stock Purchase Agreement (2019 Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) pursuant to which, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, as amended in April 2020, Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time. As of December 31, 2021, we had sold an aggregate 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $9.6 million. While the JonesTrading Agreement and 2019 Purchase Agreement provide us with additional options to raise capital through sales of our common stock, there can be no guarantee that we will be able to sell shares under either agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the JonesTrading Agreement from time to time, and while Aspire Capital is obligated to purchase shares of our common stock under the 2019 Purchase Agreement, the obligation is subject to our satisfaction of various conditions which we may not be able to meet in the future. If sales are made under either the JonesTrading Agreement or the 2019 Purchase Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as actual or anticipated changes in interest rates and economic inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or commercialization of product candidates or otherwise significantly curtail, or cease, operations. If we are unable to pursue or are forced to delay our planned drug development efforts due to lack of financing, it would have a material adverse effect on our business, operating results and prospects.

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

Our plan to develop envafolimab in combination with ipilimumab and YH001 in combination with envafolimab exposes us to additional risks.

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Even if product candidates demonstrate favorable results in ongoing or planned Phase 1 and 2 clinical trials, many product candidates fail to show desired safety and efficacy traits in late-stage clinical trials despite having progressed through earlier trials. In addition to the potential lack of safety or efficacy of product candidates, clinical trial failures may result from a multitude of factors including flaws in trial design, manufacture of clinical trial material, dose selection and patient enrollment criteria, or differences in determination of progression events by investigators compared to central radiographic reviewers. With respect to envafolimab and YH001, while results of trials conducted by others outside of the United States have been promising, they may not be predictive of results in U.S. trials due to differences in trial design, target indications, patient populations, availability of alternative treatments and other factors. Based upon the recommendation of the IDMC following an interim analysis of data from the ENVASARC trial, we will proceed in the trial using a dose of envafolimab that is twice the dose administered to the first patients in the trial. While dosing at higher levels has shown promising results in other trials outside of the United States, we cannot be certain that we will observe similar results in ENVASARC, including whether the higher dose will result in tolerability issues that were not encountered with the lower dose. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. If patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

If any product candidate is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our stock price would be materially and adversely affected.

Interim, topline and preliminary data from preclinical studies and clinical trials may change as more data become available, and are subject to audit and verification procedures that could result in material changes in the final data.

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

For example, assuming sufficient patient responses in line with meeting the ENVASARC trial endpoint, we intend to apply for fast track designation with the FDA for envafolimab for the treatment of soft tissue sarcoma subtypes in the United States in 2022, and for breakthrough designation following the initial efficacy interim analysis. We expect final response assessment data including duration of response in all patients from the ENVASARC trial in 2024, and, assuming positive data, to submit a biologics license application to the FDA seeking accelerated approval in 2024. At any time that we reach nine responses in each cohort and meet the endpoint, we expect to discuss the submission process with the FDA. The FDA may require additional or different data in order to move forward with a BLA submission, which could ultimately delay regulatory approval and could have a material adverse effect on our business.

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

AEs caused by product candidates or other potentially harmful characteristics of product candidates could cause us, our partners, including Eucure, Biocytogen, 3D Medicines, Alphamab or the National Cancer Institute (NCI), clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval.

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

We may attempt to secure approval from the FDA through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

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

We may be unsuccessful in our efforts to obtain ODDs from the FDA for product candidates, and even if these designations are obtained, we may not ultimately realize the potential benefits of ODD.

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

ODD does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn, and other product candidates may obtain approval before us and receive orphan drug exclusivity, which could block us from entering the market. For example, 3D Medicines has U.S. ODD for envafolimab for the treatment of BTC, an indication that is outside the scope of our current license agreement with 3D Medicines.

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

A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Although we intend to seek breakthrough therapy designation for envafolimab for the treatment of soft tissue sarcoma if our interim data with the 600mg dose from the ENVASARC trial is positive, we may not be granted such designation and even if designated this may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that envafolimab will receive marketing approval in the United States. In addition, if granted breakthrough therapy designation, the FDA may later decide that envafolimab no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

Any product candidates for which we receive regulatory approvals will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy (REMS) in order to approve product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing, as well as continued compliance with regulatory requirements for current good manufacturing practices, or cGMPs, and current good clinical practices, or cGCPs, for any clinical trials that we conduct post-

approval. Although physicians, in the practice of medicine, may prescribe an approved drug for unapproved indications, pharmaceutical companies are prohibited from promoting uses that are not approved by the FDA as reflected in the product’s approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses of approved pharmaceutical products, and a company that is found to have improperly promoted off-label may be subject to significant liability. Later discovery of previously unknown problems with product candidates, including AEs of unanticipated severity or frequency, or with our third party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We expect to continue to rely on third party manufacturers for any drug required for commercial supply and do not intend to build our own manufacturing capability. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities is costly, time consuming and subject to potential difficulties and delays. With respect to envafolimab, pursuant to the Envafolimab Collaboration Agreement, 3D Medicines and Alphamab have agreed to manufacture and supply, or to arrange for a third party manufacturer to manufacture and supply, envafolimab to us at pre-negotiated prices that vary based on clinical or commercial use. With respect to YH001, Eucure has agreed to manufacture and supply, or to arrange for a third party manufacturer to manufacture and supply, YH001 to us for clinical trials pursuant to the terms of a clinical supply and quality agreement to be separately negotiated, but we cannot guarantee that we will successfully negotiate and enter into the contemplated clinical supply and quality agreement or do so on commercially favorable terms.

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

We are dependent on 3D Medicines and Alphamab with respect to certain aspects of our development of envafolimab for the treatment of sarcoma in North America and on Eucure and Biocytogen with respect to certain aspects of our development of YH001 for the treatment of certain sarcoma subtypes in North America. The failure to maintain these collaboration and clinical trial agreements, the failure of 3D Medicines, Alphamab, Eucure or Biocytogen to perform their obligations under the agreements, or the actions of 3D Medicines, Alphamab, Eucure or Biocytogen or their other partners with respect to envafolimab and YH001 in other indications or outside North America could negatively impact our business.

Pursuant to the terms of our collaboration and clinical trial agreement with 3D Medicines and Alphamab, we were granted an exclusive license to develop and commercialize envafolimab for sarcoma in North America. Pursuant to the terms of our collaborative development and commercialization agreement with Eucure and Biocytogen, we were granted an exclusive (including with respect to Eucure and its affiliates), nontransferable, license to develop and commercialize YH001 in North America for the treatment of multiple human indications, including the Initial Indications or one or more of the Substitute Indications, which may be substituted for Initial Indications at our discretion. While we are generally responsible for clinical development, 3D Medicines and Alphamab are responsible for certain critical activities associated with envafolimab and Eucure and Biocytogen are responsible for certain critical activities associated with YH001, including, as applicable, the manufacture and supply of envafolimab and YH001, CMC activities and prosecution and enforcement of intellectual property rights. We have limited control over the amount and timing of resources that 3D Medicines, Alphamab, Eucure and Biocytogen will dedicate to their respective efforts, and their failure to perform their obligations would impair our ability to develop envafolimab for sarcoma in North America and YH001 for certain sarcoma subtypes in North America.  In addition, we have very limited influence or control over 3D Medicines’, Alphamab’s, Eucure’s or Biocytogen’s (or their respective other partners’) activities with respect to the development and commercialization of envafolimab and YH001 in non-licensed indications or indications outside of North America, even though these activities could have a significant impact on the development and commercialization of envafolimab for sarcoma in North America and YH001 for certain sarcoma subtypes in North America. For example, Eucure may pursue clinical trials for YH001 in North America outside of the Initial Indications or Substitute

Indications, and also within the Initial Indications or Substitute Indications as part of a combination therapy of YH001 and an additional Eucure product, any of which could have a significant impact on the development and commercialization of YH001 for sarcoma in North America. Additionally, adverse events in clinical trials outside of the United States could cause the FDA to put clinical trials of envafolimab or YH001 in the United States on hold, and negative results of clinical trials of envafolimab in other indications may cast doubt as to the likelihood of positive results of clinical trials in UPS/MFS or other sarcoma indications.

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

Pursuant to the terms of our strategic collaboration and clinical trial agreements with I-Mab, we are largely responsible for clinical development activities and I-Mab is responsible for pre-clinical development and manufacturing activities. Consequently, our ability to realize value or generate any revenues from the development of product candidates in collaboration with I-Mab will depend in part on I-Mab’s willingness and ability to successfully complete pre-clinical development and manufacturing activities, in addition to funding agreed-upon portions of the costs of clinical development.  We have limited control over the amount and timing of resources that I-Mab will dedicate to its respective efforts, and have limited rights in the event that I-Mab determines to cease development or manufacturing activities or funding for any product candidate under the collaboration.  We could also encounter disagreements with I-Mab over the timing and scope of development or manufacturing of any product candidates or payments owed under the collaboration or which, if any, BsAb product candidates are selected for development. For example, in March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. In March 2020, we also learned that I-Mab had entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a BsAb using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breaches of the TJ004309 Agreement and the Bispecific Agreement, which resulted in a binding arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce before an arbitration tribunal seated in New York City (the Tribunal). The Tribunal held a hearing on the merits in February 2022. As of the date of this Annual Report, the TJ004309 Agreement and Bispecific Agreement disputes remain under consideration by the Tribunal, and we expect their decision in 2022. We believe we may be entitled to receive payments due to I-Mab’s strategic partnership with KG Bio under the TJ004309 Agreement, although I-Mab has disputed any payment is due. In 2021, I-Mab sent us notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete,” as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking an order of specific performance requiring us to comply with I-Mab’s effort to terminate the agreement. We disagreed with I-Mab’s position and in May 2021, the Delaware Court of Chancery stayed the lawsuit filed by I-Mab and subsequently this matter was remanded and included in the proceeding before the Tribunal. The claims under the arbitration are substantial and complex and the result is inherently uncertain. The dispute with I-Mab has caused and could continue to cause us to incur significant costs, as well as distract our management over an extended period. We cannot currently predict the outcome of the dispute with I-Mab or the arbitration, which could materially adversely affect our ability to operate our business and our financial results. Until these disputes are concluded, we will be unable to provide a timeline as to when or if we will file an IND for a BsAb under the Bispecific Agreement. Furthermore, our ability to license bispecific product candidates from I-Mab may be more limited than we previously believed.

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner, including delays as a result of the COVID-19 pandemic impacting our or our licensors’ operations.

Any loss of patent protection could have a material adverse impact on our business. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as our products.

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

Specific to the development of YH001 in North America, we hold an exclusive (including with respect to Eucure and its affiliates), nontransferable, license to develop and commercialize YH001 in North America for the treatment, through administration of YH001 by intravenous or subcutaneous means, of multiple human indications, including the Initial Indications or one or more of the Substitute Indications, which may be substituted for Initial Indications at our discretion. As it relates to the development of envafolimab for the treatment of sarcoma in North America, we hold an exclusive license from 3D Medicines and Alphamab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering envafolimab. We also hold a non-exclusive license for the conduct of clinical trials in the EU in support of the development of envafolimab for the treatment of sarcoma in North America. Regarding the development of TJ004309 in North America, we hold a non-exclusive license from I-Mab to any and all intellectual property rights, including patents, copyrights, trademarks and know-how, claiming or covering any pharmaceutical composition or preparation comprising or containing TJ004309.

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

Third parties may submit applications for patent term extensions in the United States and/or supplementary protection certificates in the EU member states seeking to extend certain patent protection which, if approved, may interfere with or delay the launch of one or more of our products.

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

Off-label use of approved drugs could adversely impact peak sales of our product candidates if approved, including Keytruda’s off-label use in UPS/MFS.

While no PD-(L)1 treatments are currently FDA approved in UPS/MFS or any other sarcoma subtype, Keytruda has a compendia listing in UPS and is reimbursed for off-label use in UPS. The off-label use of Keytruda in UPS/MFS may adversely affect the peak net sales of envafolimab in UPS/MFS and other sarcoma subtypes, if envafolimab is approved by the FDA and commercialized in the United States. Similarly, while no CTLA-4 therapy is approved by the FDA for the treatment of soft tissue sarcoma, if YH001 is approved, it may nevertheless compete with the currently marketed CTLA-4 inhibitor ipilimumab (Yervoy, marketed by BMS), which is approved by the FDA in multiple indications other than soft tissue sarcoma.

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

We intend to seek approval to market product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of product candidates will depend significantly on the availability of coverage and adequate reimbursement from third party payors for product candidates.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

Third party payors, whether domestic or foreign, or governmental or commercial, and governments are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in the United States. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA.  For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (Tax Act) includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative changes to the statute will remain in effect through 2031 unless additional Congressional action is taken. However, COVID-19 pandemic relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester.  In January 2013, the former U.S. President signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump signed several executive orders that attempt to implement several of the Trump administration proposals. The FDA also released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until  January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the former President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We do not have internal new drug discovery capabilities or a technology platform with which to develop novel product candidates. Unless we develop or acquire these capabilities or a technology platform, our only means of expanding our product pipeline will be to acquire or in-license product candidates that complement or augment our current targets, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. In addition, part of our corporate strategy is to leverage our existing internal clinical development and regulatory capabilities by entering into collaborations where we conduct development activities related to third party product candidates in exchange for commercialization and payment rights, such as our collaborations with Eucure and Biocytogen with respect to YH001, 3D Medicines and Alphamab with respect to envafolimab, and I-Mab with respect to TJ004309 and potential BsAb candidates. Identifying, selecting and acquiring or licensing promising product candidates requires substantial technical, financial and human resources. Efforts to do so may not result in the actual development, acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. With respect to TJ004309, if I-Mab licenses rights to TJ004309 to a third party, while we would be entitled to receive varying portions of royalty and non-royalty payments from I-Mab, we would have no further rights to develop, commercialize or realize value from TJ004309. With respect to envafolimab, 3D Medicines and Alphamab retain certain rights to reacquire the rights for sarcoma in North America in connection with an arm’s length sale to a third party of the rights to develop and commercialize envafolimab in North America for all indications.  While we and 3D Medicines and Alphamab must negotiate in good faith and agree to fair compensation be paid to us for the value of and opportunity represented by the reacquired rights, we cannot guarantee that any compensation paid to us would adequately cover our investments in the program, the present value of the rights to us or our opportunity costs as a result of having advanced the program prior to reacquisition.  Also, in the event that envafolimab is first approved in North America for sarcoma and within three years of the commercial launch of envafolimab in North America for sarcoma 3D Medicines and Alphamab replace us as the party responsible for commercialization, and we do not co-market envafolimab for sarcoma in North America, then 3D Medicine and Alphamab will be required to compensate us for our costs associated with preparing for and conducting commercial activities. However, we may not be able to agree with 3D Medicines and Alphamab on adequate compensation and cannot guarantee that any agreed-upon compensation would adequately cover our investments in commercializing envafolimab in North America or our lost opportunity costs in pursuing commercialization. If we are unable to retain existing product candidates and add additional product candidates to our pipeline, we may not be able to execute on an important part of our business strategy and our long-term business and prospects will be limited.

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

•

federal “sunshine” requirements imposed by the ACA on certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information regarding any payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as nurse practitioners and physicians assistants), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members; and

•

state or foreign law equivalents of each of the above federal laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information relating to drug and biologic pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We are also subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal health data in the EU is governed by the General Data Protection Regulation, or the EU GDPR. The EU GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The EU GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The EU GDPR requirements apply not only to third party transactions, but also to transfers of information within our company, including employee information. The EU GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third party vendors process, including in clinical trials conducted in the United States and EU. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

As of December 31, 2021, we had federal and California net operating loss carryforwards (NOLs) of approximately $179.4 million and $144.4 million, respectively, which expire in various years beginning in 2030, if not utilized. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal NOLs generated in tax years beginning after 2017 may be carried forward indefinitely. As of December 31, 2021, we had federal and California research and development and Orphan Drug tax credit carryforwards of approximately $11.9 million and $2.7 million, respectively. The federal research and development and Orphan Drug tax credit carryforwards expire in various years beginning in 2031, if not utilized. The California research and development credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited (including, without limitation, legislation enacted by California in June 2020 that suspends the use of California NOLs and limits the use of California R&D tax credits for certain years), which could accelerate or permanently increase state taxes owed.

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

COVID-19, a novel strain of coronavirus (together with its variants, COVID-19), has become a global pandemic and many states and municipalities in the United States announced aggressive actions to reduce the spread of COVID-19, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Since then, almost all of our employees have been telecommuting, which has impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 may negatively impact productivity and slow down or delay our ongoing and future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain. In addition, travel restrictions, quarantine requirements and shutdowns in business operations as a result of the pandemic have limited our ability to pursue our business development strategy with respect to China-based biopharmaceutical companies seeking U.S. drug development expertise. In the event that government authorities were to enhance current restrictions, our employees who currently are not telecommuting may no longer be able to access our facilities, and our operations may be further limited or curtailed.

As COVID-19 continues to spread and new variants emerge, we may experience ongoing disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed AEs; and

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

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	the results of our dispute with I-Mab;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	the impact of the COVID-19 pandemic on our business;
•	sales of our common stock by us or our stockholders in the future, in particular any sales by significant stockholders or our affiliates; and
•	trading volume of our common stock.

In addition, the stock market in general, and the Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2021 through March 11, 2022, the closing price of our common stock has ranged between $2.13 and $11.65 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

General Risk Factors

We are subject to stringent and changing obligations related to data privacy and security.  Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations, reputational harm, and other adverse business impacts.

In the ordinary course of business, we process personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities also subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. The California Consumer Privacy Act of 2018, or CCPA, imposes obligations on businesses to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy laws.  For example, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security.  For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) impose strict requirements for processing the personal data of individuals located, respectively, within the European Economic Area, or EEA, and the United Kingdom, or UK. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines up to €20 million or 4% of the annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfers laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal data protection. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection.  Currently, these Standard Contractual clauses are a valid mechanism to transfer personal data outside of the EEA.  The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for personal data transfers out of the EEA. In addition, laws in Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. In addition to European restrictions on cross-border personal data transfers, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere.  Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion. These obligations may be subject to differing applications and interpretations, which may be inconsistent among jurisdictions or in conflict. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and those of any third parties that process personal data on our behalf.  In addition, these obligations may even require us to change to our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so.  Moreover, despite our efforts, our personnel or third-parties upon whom we rely may fail to comply such obligations that impacts our compliance posture.

If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences.  These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring our operations.

If our information technology systems or data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations and harm to our reputation.

In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets. We may rely upon third-party service providers and technologies to operate critical business systems to process confidential and personal information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to business partners, and other functions.  Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.  We may share or receive sensitive data with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase.  These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage and are expected to continue to engage in cyber attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities.  During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

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

Any of the previously identified or similar threats could cause a security incident or other interruption.  A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our (and third parties upon whom we rely) ability to conduct our clinical development activities. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful.  Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents.  Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences.  These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Our principal executive offices are located at 4350 La Jolla Village Drive, Suite 800, San Diego, California 92122 in a facility we lease encompassing 6,724 square feet of office space pursuant to our August 2021 lease amendment. Our lease expires in April 2027.

Item 3.	Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For a description of our disputes and related proceedings with I-Mab, see Note 7, Collaborations of the Notes to consolidated financial statements, included in Item 15 of Part IV of this Annual Report.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the ticker symbol “TCON”.

Holders of Common Stock

As of March 11, 2022, there were approximately 115 holders of record of our common stock. Certain shares of our common stock are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities.

None.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and future financial performance, includes forward-looking statements that are based upon current beliefs, plans and expectations and involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause our actual results and the timing of selected events to differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section within Part I of this Annual Report entitled “Forward-Looking Statements.”

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer and utilizing our cost efficient, contract research organization (CRO) independent product development platform to partner with ex-U.S. companies to develop and commercialize innovative products in the United States.

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by rapid subcutaneous injection for the treatment of sarcoma in North America. The ENVASARC Phase 2 pivotal trial (the ENVASARC trial) began dosing in December 2020 at 300mg of envafolimab every three weeks in cohort A, and 300mg of envafolimab every three weeks in combination with Yervoy® at 1mg/kg every three weeks for four doses in cohort B, in the sarcoma subtypes of undifferentiated pleomorphic sarcoma (UPS) and myxofibrosarcoma (MFS). In December 2021, the IDMC reviewed interim safety and efficacy data from 18 patients enrolled into each cohort who completed a minimum of 12 weeks of efficacy evaluations (two on-treatment scans).  The objective response rate (ORR) by blinded independent central review (BICR) in each cohort satisfied the prespecified futility rule of having at least one response in each cohort. Envafolimab was well tolerated, with only a single Grade 3 related adverse event reported in 36 patients. Based on the tolerability profile and the significantly higher ORR observed in lower weight patients, the independent data monitoring committee (IDMC) recommended the trial continue, using a higher dose of envafolimab of 600mg every three weeks. Given the activity demonstrated by higher doses of envafolimab in completed trials, including in the pivotal trial in MSI-H/dMMR cancer that was the basis for approval of envafolimab in China, we agreed with the IDMC guidance and proposed a doubling of the envafolimab dose to 600mg every three weeks to the U.S. Food and Drug Administration (FDA) in an amendment which was cleared without comment. The ENVASARC trial will now assess up to 80 new patients in a cohort of single agent envafolimab at 600mg every three weeks and up to 80 new patients in a cohort of envafolimab at 600mg every three weeks with Yervoy at 1mg/kg every three weeks for four doses. Nine of 80 responses by BICR in either cohort are needed to satisfy the primary objective of the trial which is to statistically exceed the known 4% ORR of Votrient® (pazopanib), the only FDA-approved treatment for patients with refractory UPS or MFS. Achieving the primary endpoint of ORR could be the basis for accelerated approval of envafolimab by the FDA as a single agent and/or in combination with Yervoy. The trial will provide at least 86% power to demonstrate the lower bound of the 95% confidence interval is greater than 5% in each cohort, which would be greater than the 4% ORR of Votrient reported in soft tissue sarcoma in its package insert. Votrient is the only approved treatment for refractory soft tissue sarcoma, which includes UPS and MFS.

An initial interim efficacy analysis at the higher 600mg dose is planned following the 12-week efficacy scan in the 36th enrolled patient, to allow for determination of the preliminary ORR, which we expect in the second half of 2022. There must be at least one response among the initial 18 patients enrolled at 600mg into each cohort to continue enrollment in that cohort per the futility rules of the trial. A second interim efficacy analysis at the 600mg dose is planned following the 12-week efficacy scan in the 92nd enrolled patient, to allow for determination of the preliminary ORR, which we expect in 2023. There must be at least three responses among the initial 46 patients enrolled at 600mg into each cohort to continue enrollment in that cohort per the futility rules of the trial.

Assuming sufficient patient responses in line with meeting the ENVASARC trial endpoint, we intend to apply for fast track designation with the FDA for envafolimab for the treatment of soft tissue sarcoma subtypes in the United States in 2022, and for breakthrough designation following the initial efficacy interim analysis. We expect final response assessment data including duration of response in all patients from the ENVASARC trial in 2024, and, assuming positive data, to submit a biologics license application to the FDA seeking accelerated approval in 2024. At any time that we reach nine responses in each cohort and meet the endpoint, we expect to discuss the submission process with the FDA.

In June 2021, we received orphan drug designation (ODD) for envafolimab for the treatment of soft tissue sarcoma. The ODD application included data demonstrating that two of five patients with alveolar soft parts sarcoma (ASPS) treated with envafolimab in Phase 1 trials conducted by 3D Medicines and Alphamab demonstrated partial responses (PR), each with a duration of response greater than six months. In June and August 2021, the Independent Data Monitoring Committee (IDMC) recommended that the ENVASARC trial proceed as planned following the review of safety data from the more than 20 patients enrolled in the trial at that time.

In November 2021, we announced that our partners 3D Medicines and Alphamab had received marketing authorization for envafolimab from the Chinese National Medical Products Association (NMPA) in the indication of microsatellite instability-high (MSI-H) or mismatch repair deficient (dMMR) cancer.

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

YH001 is an investigational humanized CTLA-4 IgG1 monoclonal antibody that is being developed in two Phase 1 trials by Eucure for the treatment of various cancer indications. Cytotoxic T-lymphocyte-associated protein 4 (CTLA-4) is a protein expressed on T-cells and expressed at high levels specifically on regulatory T-cells (Tregs) and contributes to the suppressor function of Tregs by acting as a checkpoint to inhibit effector T-cell immune responses to cancer cells. The CTLA-4 inhibitor Yervoy (ipilimumab) marketed by BMS has been approved as a single agent in melanoma and approved in combination with other therapies in multiple indications including non-small cell lung cancer (NSCLC), renal cell carcinoma (RCC) and MSI-H/dMMR cancer. As of August 9, 2021, YH001 had been dosed in more than 34 patients in China and Australia. No CTLA-4 therapy is approved by the FDA for the treatment of soft tissue sarcoma. We intend to initiate a Phase 1/2 clinical trial of YH001 in combination with envafolimab and with doxorubicin chemotherapy, an approved treatment for soft tissue sarcoma, in the second half of 2022. Additionally, we plan to initiate trials of YH001 as a single agent or in combination with immunotherapies in other tumor types.

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting DNA base excision repair (BER). In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and we believe, promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy for the treatment of cancer patients. TRC102 has been studied in Phase 1 or Phase 2 trials in mesothelioma patients in combination with the approved chemotherapeutic Alimta® (pemetrexed), in glioblastoma, ovarian cancer, lung and colorectal cancer patients in combination with the approved chemotherapeutic Temodar® (temozolomide) and in lung cancer patients in combination with the approved chemotherapeutics Alimta and cisplatin as well as external beam radiation (i.e., chemoradiation). All current TRC102 trials are sponsored and funded by the National Cancer Institute (NCI). We retain global rights to develop and commercialize TRC102 in all indications. In October 2020, we received ODD from the FDA for TRC102 for the treatment of patients with malignant glioma, including glioblastoma. O6-methylguanine DNA methyltransferase (MGMT) deficiency is observed in about one-third of glioblastoma patients, and a prior study of Temodar and TRC102 reported at the Society for Neuro-Oncology in 2018 demonstrated that two MGMT deficient glioblastoma patients had prolonged survival when treated with Temodar and TRC102 after progressing previously on Temodar and radiation therapy. A December 2020 publication in Cancer Cell also demonstrated Temodar and TRC102 were active in MGMT deficient patients with colorectal cancer. Based on these data, we believe a trial in first line glioblastoma patients of Temodar, radiation therapy and TRC102 is warranted and are discussing further development with investigators at this time. In addition, based on data presented at the ASCO 2020 virtual meeting that the combination of chemoradiation and TRC102 produced objective responses in all 15 evaluable patients with advanced localized lung cancer treated in a Phase 1 trial, in January 2022, the NCI initiated a randomized trial of chemoradiation with or without TRC102, followed by consolidative durvalumab treatment. The primary objective is to improve the 56% progression free survival (PFS) rate with current standard of care to 75% with current standard of care plus TRC102. The trial is expected to begin enrollment in June 2022 and complete in 2024.

TJ004309, also known as TJD5 or uliledlimab, is a novel humanized antibody against CD73 expressed on stromal cells and tumors that converts extracellular adenosine monophosphate (AMP) to the immunosuppressive metabolite adenosine. We are developing TJ004309 in collaboration with I-Mab under a strategic collaboration and clinical trial agreement that we entered into in November 2018 (the TJ004309 Agreement). In July 2019, we began enrollment in a Phase 1 clinical trial to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with the PD-L1 checkpoint inhibitor Tecentriq® in patients with advanced solid tumors, and in June 2021 we presented data from the ongoing Phase 1 trial at the ASCO 2021 virtual meeting. In a poster presentation titled “The safety, pharmacokinetics (PK), pharmacodynamics (PD) and clinical efficacy of uliledlimab (TJ004309), a differentiated CD73 antibody, in combination with atezolizumab in patients with advanced cancer,” uliledlimab was found to be well-tolerated up to 20mg/kg every three weeks and 15mg/kg once weekly as a monotherapy and in combination therapy with atezolizumab 1200mg every three weeks and no dose limiting toxicity (DLT) was observed and the maximum tolerated dose (MTD) was not reached. There was one complete response in a PD-(L)1 naïve patient, two PRs with one PR in a PD-(L)1 naïve patient and one PR in a PD-(L)1 refractory patient, and three cases of stable disease (SD) following treatment with uliledlimab and atezolizumab. We expect to complete the TJ004309 Phase 1 in the first half of 2022.

We entered into a separate strategic collaboration and clinical trial agreement (the Bispecific Agreement) which allows for the development of up to five of I-Mab’s proprietary bispecific antibody (the BsAb) product candidates to be nominated by I-Mab within a five-year period for development and commercialization in North America, with the option to opt-in and acquire product rights outside of Greater China and Korea prior to completing the first pivotal clinical trial for any bispecific product candidate.

In March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. In March 2020, we also learned that I-Mab had entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a BsAb using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breaches of the TJ004309 Agreement and the Bispecific Agreement, which resulted in a binding arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce before an arbitration tribunal seated in New York City (the Tribunal). The Tribunal held a hearing on the merits in February 2022. As of the date of this Annual Report, the TJ004309 Agreement and Bispecific Agreement disputes remain under consideration by the Tribunal, and we expect their decision in 2022. We believe we may be entitled to receive payments due to I-Mab’s strategic partnership with KG Bio under the TJ004309 Agreement, although I-Mab has disputed any payment is due. In 2021, I-Mab sent us notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete,” as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking an order of specific performance requiring us to comply with I-Mab’s effort to terminate the agreement. We disagreed with I-Mab’s position and in May 2021, the Delaware Court of Chancery stayed the lawsuit filed by I-Mab and subsequently this matter was remanded and included in the proceeding before the Tribunal. The claims under the arbitration under the TJ00439 and Bispecific Agreements are substantial and complex and the result is inherently uncertain. The dispute with I-Mab has caused and could continue to cause us to incur significant costs.

The following table summarizes key information regarding ongoing and planned development of our clinical stage product candidates:

	Phase	Data Expected
Envafolimab
Soft Tissue Sarcoma (UPS and MFS)	Pivotal Phase 2	Interim Data - 2022 and 2023 Final Data – 2024
Envafolimab + YH001
Multiple Soft Tissue Sarcoma Subtypes	Phase 1/2 (planned)	2023 and 2024
TRC102
Lung Cancer	Randomized Phase 2	2024

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

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt under our credit facility with Silicon Valley Bank (SVB). At December 31, 2021, we had cash and cash equivalents totaling $24.1 million.

We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $28.7 million and $16.8 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, we had an accumulated deficit of $207.8 million.

We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to remain relatively constant in 2022 as we:

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

We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more product candidates, which we expect will take a number of years. If we obtain regulatory approval for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, and distribution. Accordingly, we will need to raise substantial additional capital. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts, developments under our collaboration agreements, including whether and when we receive milestone and other potential payments, the outcome of our dispute with I-Mab, and the timing and nature of the regulatory approval process for product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources. Debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.  Further, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as actual and anticipated changes in interest rates or economic inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop product candidates.

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

Collaboration Agreement with Eucure and Biocytogen

In October 2021, we, Eucure and Biocytogen entered into a collaborative development and commercialization agreement (the YH001 Collaboration Agreement) for the development of YH001, a monospecific investigational CTLA-4 antibody. Pursuant to the YH001 Collaboration Agreement, we were granted an exclusive (including with respect to Eucure and its affiliates), nontransferable, license to develop and commercialize YH001 in North America for the treatment, through administration of YH001 by intravenous or subcutaneous means, of multiple human indications, including sarcoma, microsatellite stable colorectal cancer, RCC, and K-ras positive non-small cell lung cancer (collectively, the Initial Indications) or one or more of bladder cancer, endometrial cancer, and melanoma as substitute indications, which may be substituted for Initial Indications at our discretion (each upon such substitution, a Substitute Indication). We are responsible for, and will bear the costs of, preparing and filing all regulatory submissions and conducting any Phase 1, Phase 2, Phase 3, or post-approval clinical trials in North America for YH001 in the Initial Indications and potentially the Substitute Indications, while Eucure is responsible for conducting, and will bear the costs of, the preparation of CMC activities for YH001. Eucure has agreed to manufacture and supply, or to arrange for a third-party manufacturer to manufacture and supply, YH001 to us for clinical trials pursuant to the terms of a clinical supply and quality agreement that will be separately negotiated and agreed in good faith between the parties.

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

We will be responsible for commercializing YH001 in North America, including booking of sales revenue in the Initial and Substitute Indications. We will owe Eucure escalating double digit royalties on net sales of YH001 in North America ranging from the mid-twenties to mid-double digits; provided that until the end of the first full calendar year following the first commercial sale of YH001, royalties will range from the lower double digits to the mid-double digits. If sales of YH001 exceed a pre-determined sales threshold in the first full year of sales following first commercial sale, we will owe a milestone to Eucure in the high single digit millions. Payment obligations under the YH001 Collaboration Agreement continue on a country-by-country basis until the latest of (i) expiration of the last to expire licensed patent covering YH001, (ii) expiration of marketing or regulatory exclusivity covering YH001 and (iii) 10 years from the first commercial sale of YH001 in such country in North America. Eucure has agreed to manufacture and supply, or to arrange for a third-party manufacturer to manufacture and supply, YH001 to us at cost plus a low double-digit markup for commercial sales pursuant to the terms of a commercial supply and quality agreement that will be separately negotiated and agreed in good faith between the parties within 180 days prior to the anticipated first commercial sale in North America.

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

In the event that I-Mab licenses rights to TJ004309 to a third party, we would be entitled to receive escalating portions of royalty and non-royalty consideration received by I-Mab with respect to territories outside of Greater China. In the event that I-Mab commercializes TJ004309, we would be entitled to receive a royalty on net sales by I-Mab in North America ranging from the mid-single digits to low double digits, and in the EU and Japan in the mid-single digits. The portions of certain third party royalty and non-royalty consideration and the royalty from net sales by I-Mab to which we would be entitled escalate based on the phase of development and relevant clinical trial obligations we complete under the TJ004309 Agreement, ranging from a high-single digit to a mid-teen percentage of non-royalty consideration as well as a double digit percentage of royalty consideration. In March 2020, I-Mab issued a press release announcing a strategic partnership with KG Bio, whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. On April 8, 2020, we issued a notice of dispute regarding possible breach of the TJ004309 Agreement, which resulted in a binding arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce before the Tribunal. The Tribunal held a hearing on the merits in February 2022. As of the date of this Annual Report, the TJ004309 Agreement dispute remains under consideration by the Tribunal, and we expect their decision in 2022. We believe we may be entitled to receive payments due to I-Mab’s strategic partnership with KG Bio under the TJ004309 Agreement, although I-Mab has disputed any payment is due.

The TJ004309 Agreement may be terminated by either party in the event of an uncured material breach by the other party or bankruptcy of the other party, or for safety reasons related to TJ004309.  I-Mab may also terminate the TJ004309 Agreement if we cause certain delays in completing a Phase 1 clinical trial. In addition, I-Mab may terminate the TJ004309 Agreement for any reason within 90 days following the completion of the first Phase 1 clinical trial, in which case we would be entitled to a minimum termination fee of $9.0 million, or following the completion of the first Phase 2 clinical trial, in which case we would be entitled to a pre-specified termination fee of $15.0 million and either a percentage of non-royalty consideration I-Mab may receive as part of a license to a third party or an additional payment if TJ004309 is approved for marketing outside Greater China before a third party license is executed, in addition to a double digit percentage of royalty consideration. In 2021, I-Mab sent us notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete,” as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking an order of specific performance requiring us to comply with I-Mab’s effort to terminate the agreement. We disagreed with I-Mab’s position and in May 2021, the Delaware Court of Chancery stayed the lawsuit filed by I-Mab and subsequently this matter was remanded and included in the proceeding before the Tribunal.

The claims under the arbitration under the TJ00439 Agreement are substantial and complex and the result is inherently uncertain. The dispute with I-Mab has caused and could continue to cause us to incur significant costs.

Pursuant to the Bispecific Agreement, we and I-Mab may mutually select through a JSC up to five of I-Mab’s BsAb product candidates within a five-year period for development and commercialization in North America.

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

In March 2020, we learned that I-Mab had entered into two license and collaboration agreements with ABL Bio in July 2018. Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a BsAb using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breach of the Bispecific Agreement, which resulted in a binding arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce before the Tribunal. The Tribunal held a hearing on the merits in February 2022. As of the date of this Annual Report, the Bispecific Agreement dispute remains under consideration by the Tribunal, and we expect their decision in 2022. The claims under the arbitration under the Bispecific Agreement are substantial and complex and the result is inherently uncertain. The dispute with I-Mab has caused and could continue to cause us to incur significant costs.

License Agreement with Case Western

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

Financial Operations Overview

Revenue

Our revenue during the year ended December 31, 2021 was derived from our 2021 license and supply agreement with Enviro Therapeutics Inc. (Enviro) and Kairos Pharma, Ltd. (Kairos) under which we granted to Enviro access to inactive IND filings for TRC105 in the United States, ownership of existing supplies of TRC105 drug product, and assignment of our patent rights to CD105 technologies, which includes the TRC105 antibody. The terms of this arrangement contain multiple promised goods and provided for the receipt of multiple types of payments, including a non-refundable upfront payment, milestone payments, and royalties on net product sales. In accordance with our revenue recognition policy, we identified one performance obligation and recognized revenue for the fixed or determinable consideration at a point in time, which occurred in the second quarter of 2021.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Third-party research and development expenses:
Envafolimab	$5,704	$1,107	$4
YH001	3	—	—
TRC102	142	197	161
TJ004309	825	1,553	517
TRC253	182	832	3,752
Total third-party research and development expenses	6,856	3,689	4,434
Unallocated expenses	4,290	4,509	10,096
Total research and development expenses	$11,146	$8,198	$14,530

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

We anticipate that our general and administrative expenses for 2022 will decrease with the conclusion of the arbitration on the TJ004309 Agreement and Bispecific Agreement.

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

Revenue Recognition

Our revenue during the year ended December 31, 2021 was derived from our 2021 license and supply agreement with Enviro and Kairos. The terms of this arrangement included payments to us for the following: a non-refundable, up-front license fee; equity ownership in Enviro; financing milestone payments; and royalties on net sales of the licensed product.  In accordance with Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, we perform the following five steps in determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of these agreements: (i) identification of the contract(s) with a customer; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we satisfy each performance obligation.  We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. Once a contract is determined to be within the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers, at contract inception, we assess the goods or services promised within the contract to determine those that are performance obligations and assess whether each promised good is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

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

Clinical Trial Expense Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors, clinical sites, and consultants in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.

Our objective is to reflect the appropriate trial expenses in our consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, we adjust the clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical accruals are dependent upon accurate reporting by third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three years ended December 31, 2021, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Other Company Information

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2021, we had federal and California net operating loss (NOL) carryforwards, of approximately $179.4 million and $144.4 million, respectively. The federal and California NOL carryforwards will begin expiring in 2030, unless previously utilized. The federal NOL generated after 2017 of $96.2 million will carryforward indefinitely. At December 31, 2021, we had federal and California research and development and Orphan Drug credit carryforwards of approximately $11.9 million and $2.7 million, respectively. The federal research and development and Orphan Drug credit carryforwards will begin expiring in 2031, unless previously utilized. The California research and development credit carryforwards do not expire.

Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, and Amended (Code), our annual use of our NOL and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. We completed a Section 382/383 analysis regarding the limitation of our NOL and research and development credit carryforwards as of December 31, 2018 and did not identify a cumulative change in ownership of more than 50% within the proceeding three-year period. Future ownership changes, including changes during the year ended December 31, 2021, may limit our ability to utilize our remaining NOL and research and development tax credit carryforwards. As of December 31, 2021, we had a full valuation allowance against our deferred tax assets.

Results of Operations

This section discusses our results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020. For a discussion and analysis of the year ended December 31, 2020 compared to the year ended December 31, 2019 please refer to the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021.

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	Change
	(in thousands)
License revenue	$346	$—	$346
Research and development expenses	11,146	8,198	2,948
General and administrative expenses	17,547	8,025	9,522
Other expense	(320)	(552)	232

License revenue. License revenue was $0.3 million for the year ended December 31, 2021 and related to revenue recognized under the Enviro license agreement with no corresponding revenue in the comparable period in 2020.

Research and development expenses. Research and development expenses were $11.1 million and $8.2 million for the years ended December 31, 2021 and 2020, respectively. The increase of $2.9 million was primarily due to the continued enrollment of the ENVASARC trial.

General and administrative expenses. General and administrative expenses were $17.5 million and $8.0 million for the years ended December 31, 2021 and 2020, respectively. The increase of $9.5 million was primarily due to legal expenses incurred in connection with the lawsuit filed by I-Mab in the Delaware Court of Chancery and arbitration of disputes related to the TJ004309 Agreement and Bispecific Agreement.

Other expense, net. Other expense, net was $0.3 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Our sources of cash liquidity include our cash and cash equivalents. In July 2021, we completed an underwritten public offering which resulted in net proceeds to us of approximately $13.4 million (July 2021 Financing). We believe that our cash and cash equivalents as of December 31, 2021 will be sufficient to fund the current requirements of working capital and other financial commitments, including our long-term debt and operating lease obligations, into 2023. Based on our current business plan, we believe that there is substantial doubt as to whether our existing cash and cash equivalents will be sufficient to meet our obligations as they become due within one year from the date the consolidated financial statements are issued.

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

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2021, we had an accumulated deficit of $207.8 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to increase in 2022 due to the continued enrollment of the ENVASARC trial and the initiation of a Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third party funding, and licensing or collaboration arrangements.

Common Stock Purchase Agreement with Aspire Capital

In October 2019, as amended in April 2020, we entered into the 2019 Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations of the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time during the 30 month term of the 2019 Purchase Agreement and at prices based on the market price of our common stock at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, we issued to Aspire Capital 142,658 shares of our common stock. As of December 31, 2021, we had sold an aggregate of approximately 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $9.6 million.

ATM Facility

In December 2020, we entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading  pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, all of which remains available for sale as of December 31, 2021. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement.

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

The 2018 Amended SVB Loan is collateralized by substantially all of our assets, other than our intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be required to immediately repay all obligations under the 2018 Amended SVB Loan. As of December 31, 2021, we were in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

As of December 31, 2021, the total outstanding balance owed under the 2018 Amended SVB Loan amounted to $1.4 million and future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment, were $1.7 million for each of the next 12 and 24 months.

Operating Lease Obligations

Our operating lease obligations relate to our corporate headquarters in San Diego, California. In August 2021, we amended our lease, which now expires in April 2027. As of December 31, 2021, future minimum lease payments under this lease were $0.3 million and $0.6 million for each of the next 12 and 24 months, respectively.

Other Obligations

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Years Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(22,571)	$(17,042)
Investing activities	3,952	(4,003)
Financing activities	10,560	36,764
(Decrease) increase in cash and cash equivalents	$(8,059)	$15,719

Operating activities. Net cash used in operating activities was $22.6 million and $17.0 million for the years ended December 31, 2021 and 2020, respectively, and was primarily due to our net loss for the respective year, adjusted for noncash items and offset by changes in our working capital.

Investing activities. Net cash provided by investing activities was $4.0 million for the year ended December 31, 2021 and was due to maturities of short-term investments. Net cash used in investing activities was $4.0 million for the year ended December 31, 2020 and was primarily due to the purchase of short-term investment securities.

Financing activities. Net cash provided by financing activities was $10.6 million for the year ended December 31, 2021 and primarily resulted from $13.4 million in net proceeds raised in connection with an underwritten public offering in July 2021, offset by $2.8 million in net repayments on borrowings under the 2018 Amended SVB Loan. Net cash provided by financing activities was $36.8 million for the year ended December 31, 2020 and primarily resulted from net proceeds received from the sale of common stock and pre-funded warrants during 2020, offset by $1.4 million in net repayments on borrowings under the 2018 Amended SVB Loan.

Funding Requirements

At December 31, 2021, we had cash and cash equivalents totaling $24.1 million. In July 2021, we completed an underwritten public offering which resulted in net proceeds to us of approximately $13.4 million. We believe that our cash and cash equivalents as of December 31, 2021, will be sufficient to fund our obligations into 2023. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. These uncertainties raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that the accompanying consolidated financial statements were issued.

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

Until we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and licensing arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as actual or anticipated changes in interest rates and economic inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans or programs which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

TRACON Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TRACON Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Clinical Trial Expense Accruals
Description of the Matter

During 2021, the Company incurred $11.1 million for research and development expense and as of December 31, 2021, the Company accrued $4.5 million for clinical trial expenses. As described in Note 1 of the financial statements, the Company records accruals for estimated research and development costs relating to clinical trials comprising payments for work performed by third party vendors and consultants, participating clinical trial sites, and others. The Company accounts for the expenses based upon the progress of the clinical trial as measured by patient progression through the trial.

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

San Diego, California

March 15, 2022

TRACON Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$24,072	$32,131
Short-term investments	—	3,999
Prepaid and other assets	864	784
Total current assets	24,936	36,914
Property and equipment, net	50	16
Other assets	1,571	508
Total assets	$26,557	$37,438
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,753	$6,235
Accrued compensation and related expenses	1,532	1,590
Long-term debt, current portion	1,391	2,718
Total current liabilities	13,676	10,543
Other long-term liabilities	1,167	432
Long-term debt, less current portion	—	1,391
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at December 31, 2021 and December 31, 2020; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 40,000,000 at December 31, 2021 and December 31, 2020; issued and outstanding shares — 19,445,903 and 15,478,787 at December 31, 2021 and December 31, 2020, respectively	19	15
Additional paid-in capital	219,471	204,166
Accumulated deficit	(207,776)	(179,109)
Total stockholders’ equity	11,714	25,072
Total liabilities and stockholders’ equity	$26,557	$37,438

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
License revenue	$346	$—	$—
Operating expenses:
Research and development	11,146	8,198	14,530
General and administrative	17,547	8,025	7,766
Total operating expenses	28,693	16,223	22,296
Loss from operations	(28,347)	(16,223)	(22,296)
Other income (expense):
Interest expense, net	(318)	(545)	(386)
Other (expense) income, net	(2)	(7)	8
Total other expense	(320)	(552)	(378)
Net loss	$(28,667)	$(16,775)	$(22,674)

Net loss per share, basic and diluted	$(1.66)	$(1.87)	$(7.47)
Weighted-average shares outstanding, basic and diluted	17,252,637	8,984,148	3,034,299

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	2,987,182	$3	$161,099	$(139,660)	$21,442
Issuance of common stock under equity plans	9,270	—	12	—	12
Stock-based compensation expense	—	—	1,624	—	1,624
Issuances of common stock, net of offering costs	1,054,735	1	2,293	—	2,294
Net loss	—	—	—	(22,674)	(22,674)
Balance at December 31, 2019	4,051,187	4	165,028	(162,334)	2,698
Issuance of common stock under equity plans	6,628	—	2	—	2
Stock-based compensation expense	—	—	1,034	—	1,034
Issuances of common stock and warrants, net of offering costs	11,320,972	11	37,976	—	37,987
Issuance of common stock in exchange for services	100,000	—	126	—	126
Net loss	—	—	—	(16,775)	(16,775)
Balance at December 31, 2020	15,478,787	15	204,166	(179,109)	25,072
Issuance of common stock under equity plans	40,414	—	149	—	149
Stock-based compensation expense	—	—	1,775	—	1,775
Issuances of common stock, net of offering costs	3,926,702	4	13,381	—	13,385
Net loss	—	—	—	(28,667)	(28,667)
Balance at December 31, 2021	19,445,903	$19	$219,471	$(207,776)	$11,714

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(28,667)	$(16,775)	$(22,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,775	1,034	1,624
Common stock issued for services	—	126	—
Depreciation and amortization	14	12	22
Noncash interest	61	123	234
Amortization of debt discount	21	43	81
Amortization of premium/discount on short-term investments	(1)	(1)	(52)
Lease asset amortization and liability accretion, net	(73)	(25)	(6)
Equity ownership license revenue	(246)	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(80)	64	651
Accounts payable and accrued expenses	4,683	(1,878)	(3,421)
Accrued compensation and related expenses	(58)	235	(109)
Net cash used in operating activities	(22,571)	(17,042)	(23,650)
Cash flows from investing activities
Purchase of property and equipment	(48)	(5)	—
Purchases of available-for-sale short-term investments	—	(3,998)	(4,980)
Proceeds from the maturity of available-for-sale short-term investments	4,000	—	19,000
Net cash provided by (used in) investing activities	3,952	(4,003)	14,020
Cash flows from financing activities
Repayment of long-term debt	(2,800)	(1,400)	(1,400)
Proceeds from sale of common stock and warrants, net of offering costs	13,211	38,162	2,294
Proceeds from issuance of common stock under equity plans, net of tax withholdings	149	2	12
Net cash provided by financing activities	10,560	36,764	906
Change in cash and cash equivalents	(8,059)	15,719	(8,724)
Cash and cash equivalents at beginning of period	32,131	16,412	25,136
Cash and cash equivalents at end of period	$24,072	$32,131	$16,412
Supplemental disclosure of cash flow information
Interest paid	$266	$443	$612
Supplemental schedule of noncash investing and financing activities
Issuance of common stock in connection with common stock purchase agreement	$—	$—	$450

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

Basis of Presentation

As of December 31, 2021, the Company has devoted substantially all its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of December 31, 2021, the Company had an accumulated deficit of $207.8 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At December 31, 2021, the Company had cash and cash equivalents of $24.1 million. Based on the Company’s current business plan, management believes that there is substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they become due within twelve months from the date the consolidated financial statements are issued. The Company’s ability to execute its operating plan through 2023 and beyond depends on its ability to obtain additional funding through equity offerings, debt financings, or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through its existing cash and cash equivalents, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. In July 2021, the Company completed an underwritten public offering of 3,926,702 shares of its common stock at an offering price of $3.82 per share. The Company received net proceeds of approximately $13.4 million, after deducting underwriting discounts, commissions and offering-related expenses. In addition, the Company may fund its losses from operations through the common stock purchase agreement the Company entered into with Aspire Capital in October 2019, as amended in April 2020, for the purchase of up to $15.0 million of the Company’s common stock over the 30 month period of the purchase agreement, $5.4 million of which remained available for sale as of December 31, 2021 and/or the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading in December 2020, pursuant to which the Company may sell, at its option, up to an aggregate of $50.0 million of the Company’s common stock, all of which remained available for sale as of December 31, 2021. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as actual or anticipated changes in interest rates and economic inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate in the future, it may make any additional debt or equity financing more difficult, more costly, and more dilutive. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans, which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Risks and Uncertainties

COVID-19, a novel strain of coronavirus (together with its variants, COVID-19), has become a global pandemic. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

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

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. The most significant estimates in the Company’s consolidated financial statements relate to expenses incurred for clinical trials. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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

The Company’s objective is to reflect the appropriate trial expenses in its consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For each of the three years in the period ended December 31, 2021, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income in the period that includes the enactment date.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding for the period, without consideration for common stock equivalents and adjusted for the weighted‑average number of shares of common stock outstanding that are subject to repurchase. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31,
	2021	2020	2019
Warrants to purchase common stock	4,810,409	4,810,409	1,561,903
Common stock options and restricted stock units	1,308,360	601,481	370,391
ESPP shares	3,258	5,349	1,322
Total	6,122,027	5,417,239	1,933,616

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

2. Investments, Cash Equivalents and Fair Value Measurements

At December 31, 2021, the Company had no short-term investments, and at December 31, 2020, the Company’s short-term investments consisted of U.S. treasury securities. The Company classifies all investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

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

Cash equivalents, which are classified as equity securities, short-term investments, which are classified as available-for-sale securities, and equity securities consisted of the following (in thousands):

	December 31, 2021				December 31, 2020
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds included in cash equivalents	$5,003	$—	$—	$5,003	$1,002	$—	$—	$1,002
U.S. treasury securities included in short-term investments	—	—	—	—	3,999	—	—	3,999
Equity securities included in other assets (1)	246	—	—	246	—	—	—	—
	$5,249	$—	$—	$5,249	$5,001	$—	$—	$5,001

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
At December 31, 2021
Money market funds	$5,003	$—	$5,003	$—
At December 31, 2020
Money market funds and U.S. treasury securities	$5,001	$—	$5,001	$—

3. Balance Sheet Details

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Computer and office equipment	$186	$138
Furniture and fixtures	19	19
Leasehold improvements	21	21
	226	178
Less accumulated depreciation and amortization	(176)	(162)
	$50	$16

Depreciation expense related to property and equipment totaled approximately $14,000, $12,000 and $22,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accounts payable	$4,943	$1,725
Accrued clinical related expenses	4,461	3,559
Accrued legal and accounting	842	37
Other accruals	360	496
Current portion of operating lease liability	147	418
	$10,753	$6,235

4. Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	December 31,
	2021	2020
Long-term debt	$1,400	$4,200
Less debt discount, net of current portion	—	(9)
Long-term debt, net of debt discount	1,400	4,191
Less current portion of long-term debt	(1,400)	(2,800)
Long-term debt, net of current portion	$—	$1,391
Current portion of long-term debt	$1,400	$2,800
Current portion of debt discount	(9)	(82)
Current portion of long-term debt, net	$1,391	$2,718

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

The 2018 Amended SVB Loan is collateralized by substantially all of the Company’s assets, other than the Company’s intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the 2018 Amended SVB Loan. As of December 31, 2021, the Company was in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

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

At December 31, 2021, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841	$108.60
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
May 3, 2025	5,363	$26.10
	15,747

Future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment, as of December 31, 2021 are as follows (in thousands):

2022	$1,717
1,717
Less interest and final payment	(317)
Long-term debt	$1,400

5. Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each license agreement is generally cancelable by the Company, given appropriate prior written notice. At December 31, 2021, potential future milestone payments under these agreements totaled an aggregate of $9.6 million.

6. Stockholders’ Equity

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

In August 2020, the Company issued and sold 2,633,838 shares of its common stock at an average purchase price of $1.66 per share and warrants to purchase 3,429,696 shares of its common stock at an average purchase price of $1.64 per warrant share with an exercise price of $0.01 per share (the 2020 Pre-Funded Warrants) for net proceeds of approximately $10.0 million in a private placement with multiple accredited institutional health care focused funds. In accordance with their terms, the 2020 Pre-Funded Warrants may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99% of the Company’s total shares outstanding following such exercise. The 2020 Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital on the consolidated balance sheets.

In October 2019, the Company entered into a Common Stock Purchase Agreement, which was amended in April 2020 (the 2019 Purchase Agreement), with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock solely at the Company’s request from time to time during the 30 month period of the agreement and at prices based on the market price at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, the Company issued 142,658 shares of its common stock to Aspire Capital. As of December 31, 2021, the Company had sold an aggregate 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $9.6 million.

At-The-Market Issuance Sales Agreement

In December 2020, the Company entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $50.0 million of the Company’s common stock through JonesTrading, as sales agent or principal, all of which remains available for sale as of December 31, 2021. Sales of the Company’s common stock made pursuant to the JonesTrading Agreement, if any, will be made on the Nasdaq Capital Market under the Company’s effective registration statement on Form S-3, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the JonesTrading Agreement, the Company may also sell shares of its common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement.

In connection with entering into the JonesTrading Sales Agreement in December 2020, the Company terminated its prior Capital on Demand™ sales agreement, dated September 6, 2018, with JonesTrading and no further sales of common stock will occur under the prior sales agreement. As of December 31, 2021, the Company had sold an aggregate 3.0 million shares of common stock for net proceeds of $7.1 million under the prior sales agreement with JonesTrading.

Common Stock Warrants

As of December 31, 2021, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841	$108.60
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
March 27, 2024	1,369,602	$27.00
March 27, 2025	176,554	$0.10
May 3, 2025	5,363	$26.10
August 27, 2027	1,889,513	$0.01
August 31, 2027	1,358,993	$0.01
	4,810,409

During the year ended December 31, 2021, no warrants were exercised. During the year ended December 31, 2020, 181,190 pre-funded warrants were exercised for net proceeds of $2,000.

Stock Compensation Plans

Effective January 1, 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (2015 Plan). Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. Initially, a total of 80,103 shares of common stock were reserved for issuance under the 2015 Plan. In addition, pursuant to the June 10, 2021 amendment, the number of shares of common stock available for issuance under the 2015 Plan will be annually increased on the first day of each fiscal year during the term of the 2015 Plan, as amended, beginning with the 2022 fiscal year, by an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or such other amount as the Company’s board of directors may determine. The maximum term of the options granted under the 2015 Plan is no more than ten years. Grants generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service. In addition, pursuant to a June 2021 amendment, the 2015 Plan was amended to allow an additional aggregate 200,000 shares of common stock to be used exclusively for the grant of equity awards as a material inducement for individuals to commence employment at the Company in compliance with Nasdaq Listing Rule 5635(c)(4).

Restricted Stock Units

In 2016, the Company issued RSUs to employees and members of the Company’s board of directors under the 2015 Plan. The total grant-date fair value of RSUs that vested during the years ended December 31, 2021 and 2020 was $0 and $0.3 million, respectively. As of December 31, 2021 and 2020, there were no outstanding RSUs.

Stock Options

Stock option activity under all Plans is summarized as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2020	601,481	$21.50
Granted	781,570	8.12
Exercised	(3,727)	5.64
Forfeited	(70,964)	13.51
Balance at December 31, 2021	1,308,360	$13.99

Information about the Company’s outstanding stock options as of December 31, 2021 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding	1,308,360	$13.99	8.19	$47,403
Options vested and expected to vest	1,308,360	$13.99	8.19	$47,403
Options exercisable	401,148	$28.40	6.41	$30,870

The weighted-average grant date fair value per share of employee option grants during the years ended December 31, 2021, 2020 and 2019 was $6.05, $2.62 and $5.55, respectively. The aggregate intrinsic value used in the above table of options at December 31, 2021 is based on the Company’s closing market price per common share on December 31, 2021 of $2.77. 3,727 stock options were exercised during the year ended December 31, 2021 for proceeds of $21,000 and no stock options were exercised during the years ended December 31, 2020 and 2019. The total intrinsic value of options exercised was $4,000 during the year ended December 31, 2021. The total grant-date fair value of options that vested during the years ended December 31, 2021, 2020 and 2019 was $0.8 million, $1.0 million and $1.5 million, respectively.

Employee Stock Purchase Plan (ESPP)

On January 1, 2015, the Company’s board of directors adopted the ESPP, which became effective upon the pricing of the Company’s initial public offering on January 29, 2015. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Initially, a total of 18,346 shares of common stock was reserved for issuance under the ESPP. In addition, pursuant to the June 10, 2021 amendment, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2022 fiscal year, by an amount equal to the lessor of: (i) 250,000 shares; (ii) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; or (iii) such other amount as the Company’s board of directors may determine. Stock compensation expense for the years ended December 31, 2021, 2020 and 2019 related to the ESPP was immaterial.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.8%	1.2%	2.6%
Expected volatility	90.3%	85.8%	81.1%
Expected term (in years)	6.2	6.2	6.2
Expected dividend yield	—	—	—

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

The allocation of stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development	$628	$386	$776
General and administrative	1,147	648	848
	$1,775	$1,034	$1,624

 As of December 31, 2021 and 2020, the unrecognized compensation cost related to outstanding time-based options was $4.0 million and $1.3 million, respectively, and is expected to be recognized as expense over approximately 2.7 years and 2.6 years, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

	December 31,
	2021	2020
Common stock warrants	4,810,409	4,810,409
Common stock options and restricted stock units granted and outstanding	1,308,360	601,481
Awards available under the 2015 Plan	115,990	57,468
Shares available under the Employee Stock Purchase Plan	105,619	105,614
	6,340,378	5,574,972

7. Collaborations

Eucure and Biocytogen Collaborative Development and Commercialization Agreement

In October 2021, the Company, Eucure (Beijing) Biopharma Co., Ltd. (Eucure) and Biocytogen Pharmaceuticals (Beijing) Co., Ltd. (Biocytogen), Eucure’s controlling affiliate, entered into a collaborative development and commercialization agreement (the YH001 Collaboration Agreement) for the development of YH001, a monospecific investigational CTLA-4 antibody.

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

In the event that I-Mab out-licenses the rights to TJ004309 to a third party, the Company would be entitled to receive escalating portions of royalty and non-royalty consideration received by I-Mab with respect to certain territories outside of Greater China. In the event that I-Mab commercializes TJ004309, the Company would be entitled to receive a royalty percentage on net sales by I-Mab in North America ranging from the mid-single digits to low double digits, and in the EU and Japan in the mid-single digits.  The portions of certain third-party royalty and non-royalty consideration and the royalty from net sales by I-Mab to which the Company would be entitled will escalate based on the phase of development and relevant clinical trial obligations the Company completes under the TJ004309 Agreement, ranging from a high-single digit to a mid-teen percentage of non-royalty consideration as well as a double digit percentage of royalty consideration. In March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. On April 8, 2020, the Company issued a notice of dispute regarding possible breach of the TJ004309 Agreement, which resulted in a binding arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce before an arbitration tribunal seated in New York City (the Tribunal). The Tribunal held a hearing on the merits in February 2022. As of the date of this Annual Report, the TJ004309 Agreement dispute remains under consideration by the Tribunal, and the Company expects their decision in 2022. The Company believes it may be entitled to receive payments due to I-Mab’s strategic partnership with KG Bio under the TJ004309 Agreement, although I-Mab has disputed any payment is due.

The TJ004309 Agreement may be terminated by either party in the event of an uncured material breach by the other party, bankruptcy of the other party, or for safety reasons related to TJ004309.  I-Mab may also terminate the TJ004309 Agreement if the Company causes certain delays in completing a Phase 1 clinical trial. In addition, I-Mab may terminate the TJ004309 Agreement for any reason within 90 days following the completion of the first Phase 1 clinical trial, in which case the Company would be entitled to a minimum termination fee of $9.0 million, or following the completion of the first Phase 2 clinical trial, in which case the Company would be entitled to a pre-specified termination fee of $15.0 million and either a low double-digit percentage of non-royalty consideration up to $35.0 million that I-Mab may receive as part of a license to a third party, or an additional payment of $35.0 million if TJ004309 is approved for marketing outside Greater China before a third party license is executed, in addition to a double digit percentage of royalty consideration. In 2021, I-Mab sent the Company notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing the Company a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete,” as that term is defined in the TJ004309 Agreement, and the Company responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking an order of specific performance requiring the Company to comply with I-Mab’s effort to terminate the agreement. The Company disagreed with I-Mab’s position and in May 2021, the Delaware Court of Chancery stayed the lawsuit filed by I-Mab and subsequently this matter was remanded and included in the proceeding before the Tribunal. The claims under the arbitration under the TJ00439 Agreement are substantial and complex and the result is inherently uncertain, and the Company cannot currently estimate the likely outcome of the dispute under the TJ004309 Agreement. The dispute with I-Mab has caused and could continue to cause the Company to incur significant costs.

Bispecific Agreement

Pursuant to the Bispecific Agreement, the Company and I-Mab may mutually select through a joint steering committee (JSC) up to five of I-Mab’s bispecific antibody (BsAb) product candidates within a five-year period for development and commercialization in North America.

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

In March 2020, the Company learned that I-Mab had entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a BsAb using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, the Company issued a notice of dispute regarding possible breach of the Bispecific Agreement, which resulted in a binding arbitration proceeding under the Rules of Arbitration of the

International Chamber of Commerce before the Tribunal. The Tribunal held a hearing on the merits in February 2022. As of the date of this Annual Report, the Bispecific Agreement dispute remains under consideration by the Tribunal, and the Company expects their decision in 2022. The claims under the arbitration under the Bispecific Agreement are substantial and complex and the result is inherently uncertain, and the Company cannot currently estimate the likely outcome of the dispute under the Bispecific Agreement. The dispute with I-Mab has caused and could continue to cause the Company to incur significant costs.

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

The Company assessed this agreement and identified multiple promised goods and services, which included at contract inception: (1) assignment of patent rights to CD105 technologies, (2) access to inactive IND filings for TRC105 in the United States, and (3) transfer of ownership of TRC105 drug product. All performance obligations were satisfied by December 31, 2021, which completed the Company’s obligations under the terms of the agreement.

The transaction price included the $0.1 million upfront payment and equity in Enviro valued at $0.2 million, all of which had been fully recognized as revenue as of December 31, 2021. The value of the Company’s equity ownership in Enviro was estimated based on the fair value of observable market prices. The remaining $1.0 million of potential financing milestone payments were not considered probable at contract inception or at December 31, 2021, and therefore no amounts have been included in the transaction price for these remaining milestones. In addition, any royalty payments will be recognized when the related sales occur and have therefore also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

8. Leases

The Company’s operating lease obligations relate to its corporate headquarters as the Company leases its office space under a non-cancelable operating lease. The Company amended its lease in August 2021 extending the lease term to April 2027. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Operating lease expense was $0.4 million for each of the three years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, the Company does not have any finance leases, nor any other operating leases.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cash paid within operating cash flows	$461	$442	$423
ROU assets recognized in exchange for new lease obligations	$1,117	$—	$1,143

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	December 31,
	2021	2020
Reported as:
Other assets (ROU asset)	$1,325	$508

Accounts payable and accrued expenses (lease liability)	$147	$418
Other long-term liabilities (lease liability)	1,167	152
Total lease liabilities	$1,314	$570

Weighted average remaining lease term	5.3	1.3
Weighted average discount rate	11.3%	11.3%

As of December 31, 2021, the maturities of the Company’s operating lease liabilities are as follows (in thousands):

2022	$285
2023	320
2024	334
2025	349
2026	365
2027	123
Total lease payments	1,776
Less imputed interest	(462)
Total operating lease liabilities	$1,314

Under the terms of the lease agreement, the Company provided the lessor with an irrevocable letter of credit in the amount of $175,000. The lessor is entitled to draw on the letter of credit in the event of any default by the Company under the terms of the lease.

9. Income Taxes

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is summarized as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Federal income taxes	$(6,020)	$(3,523)	$(4,761)
State income taxes, net of federal benefit	(1,889)	(1,084)	(1,381)
Permanent items	93	104	149
Uncertain tax positions	494	1,224	1,828
Research and development credits	(1,661)	(555)	(1,253)
Other, net	28	—	(75)
Stock compensation	203	113	395
Change in valuation allowance	8,752	3,721	5,098
Provision for income taxes	$—	$—	$—

Significant components of the Company’s deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$47,633	$40,103
Research and development credits and Orphan Drug Credit	10,472	9,321
Depreciation and amortization	247	258
Right-of-use liability	276	120
Other, net	1,573	1,476
Total deferred tax assets	60,201	51,278
Right-of-use asset	(278)	(107)
Total deferred tax liabilities	(278)	(107)
Total net deferred	59,923	51,171
Valuation allowance	(59,923)	(51,171)
Net deferred tax assets	$—	$—

The Company has net deferred tax assets relating primarily to net operating loss (NOL) carryforwards, research and development and Orphan Drug tax credit carryforwards. Subject to certain limitations, the Company may use these deferred tax assets to offset taxable income in future periods. Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2021, 2020 and 2019 was $8.8 million, $3.7 million and $5.1 million, respectively.

At December 31, 2021, the Company had federal and California NOL carryforwards of approximately $179.4 million and $144.4 million, respectively. The federal and California NOL carryforwards will begin to expire in 2030, unless previously utilized. The federal NOL generated after 2017 of $96.2 million will carryforward indefinitely. In response to the COVID-19 global pandemic, the CARES Act was enacted on March 27, 2020, to provide aid and economic stimulus to the economy. Among other provisions, the CARES Act eliminates the 80% NOL limitation for tax years 2018 to 2021, and allows NOLs generated in those years to be carried back for five years. The CARES Act does not have a significant impact on the Company's financial position, results of operations or cash flows.

At December 31, 2021, the Company also had federal and California research and development and Orphan Drug credit carryforwards of approximately $11.8 million and $2.7 million, respectively. The federal research and development and Orphan Drug credit carryforwards will begin expiring in 2031 unless previously utilized. The California research credit will carry forward indefinitely under current law.

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

The changes in the Company’s unrecognized tax benefits are summarized as follows (in thousands):

Balance at December 31, 2018	2,859
Change related to prior year positions	—
Increase related to current year positions	2,233
Balance at December 31, 2019	5,092
Change related to prior year positions	—
Increase related to current year positions	1,518
Balance at December 31, 2020	6,610
Change related to prior year positions	1
Increase related to current year positions	506
Balance at December 31, 2021	$7,117

The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the accompanying consolidated balance sheets as of December 31, 2021 and 2020 and has not recognized interest or penalties in the accompanying consolidated statements of operations for the three years in the period ended December 31, 2021.

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

10. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. Matching contributions for the years ended December 31, 2021, 2020 and 2019 totaled $0.1 million, $0.1 million and $0.2 million, respectively.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintain adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers, Key Employees and Directors

The following table sets forth certain information regarding our current executive officers, including their ages as of February 28, 2022:

Name	Age	Position(s)
Executive Officers
Charles P. Theuer, M.D., Ph.D.	58	President, Chief Executive Officer and Director
Mark Wiggins, M.B.A.	66	Chief Business Officer
Scott B. Brown, CPA, M.S.	41	Chief Financial Officer

The name, age and certain other information of each member of our Board of Directors (Board), as of February 28, 2022, is set forth below.

		Committee Memberships
Name	Age	Audit	Compensation	Nominating & Corporate Governance	Term Expires on Annual Meeting held in the Year	Director Class
Stephen T. Worland, Ph.D.	64	X		X	2022	I
Saundra Pelletier	52	X		C	2022	I
Martin A. Mattingly, Pharm.D.	65		C	X	2023	II
J. Rainer Twiford, J.D., Ph.D.	69		X		2023	II
Carol Lam, J.D.	62		X		2023	II
William R. LaRue	70	C	X		2024	III
Lisa Johnson-Pratt, M.D.	57			X	2024	III
Charles P. Theuer, M.D., Ph.D.	58				2024	III

The following is a brief biography of each of our current executive officers and key employees:

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

Mark C. Wiggins, M.B.A.

Mr. Wiggins has served as our Chief Business Officer since May 2018. Prior to joining us, Mr. Wiggins served as Chief Executive Officer at SelectION Therapeutics, Inc., from 2017 to 2018, Senior Vice President of Corporate and Business Development at Elcelyx Therapeutics from 2012 to 2015, and Chief Business Officer at Mpex Pharmaceuticals from 2009 to 2011. Prior to this, he served as Executive Vice President of Corporate and Business Development at Biogen Idec, Inc. from 2003 to 2009 and Vice President of Marketing and Business Development at IDEC Pharmaceuticals from 1998 to 2003. Mr. Wiggins also previously served as Head of U.S. Business Development at Schering-Plough (now Merck), in addition to roles at Pfizer and Johnson & Johnson. Mr. Wiggins currently serves on the board of directors of Zogenix and SelectION. He received a B.S. in finance from Syracuse University and an M.B.A. from the University of Arizona.

Scott B. Brown, CPA, M.S.

Mr. Brown has served as Director, Finance and Controller since August 2015, was promoted to Sr. Director, Finance and Controller in January 2017, Vice President, Finance in January 2019, Chief Accounting Officer in September 2019, and Chief Financial Officer in January 2021. Prior to joining us, Mr. Brown was Associate Director, Finance at Ardea Biosciences (acquired by AstraZeneca) where he led finance and accounting for Ardea Biosciences as a subsidiary of AstraZeneca from 2013 to 2015. Before that, from 2011 to 2013 Mr. Brown was Finance Manager at SciClone Pharmaceuticals, Inc., and Finance Manager at Exelixis, Inc. from 2009 to 2011. Prior to Exelixis, Mr. Brown held accounting positions of increasing responsibility at AcelRx, Inc., Spinal Elements, Inc., Stewart Title, and as an audit associate for KPMG, LLP. Mr. Brown received a B.S. from the University of California, Santa Barbara, a M.S. in Accountancy from San Diego State University, and is a Certified Public Accountant licensed in the State of California.

Non-Employee Directors

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

Saundra Pelletier

Ms. Pelletier has served as a member of our Board since March 2020. Ms. Pelletier has served as Chief Executive Officer of Evofem Biosciences, Inc. (Nasdaq: EVFM), a clinical-stage biopharmaceutical company focused on women’s sexual and reproductive health, since February 2013. From 2009 to 2016, Ms. Pelletier was the founding Chief Executive Officer of WomanCare Global International, an international non-profit organization focused on empowering, educating and enabling women and girls to make informed choices about their health.  Earlier in her career, Ms. Pelletier served as Corporate Vice President and Global Franchise Leader for G.D. Searle, where she managed a business unit focused on women’s healthcare. Among her many honors, Ms. Pelletier was named San Diego Business Journal's 2019 Businesswoman of the Year. Ms. Pelletier received her B.S. in Business Administration and Communications and her Honorary Doctor of Business Administration from Husson University.

Our Board believes that Ms. Pelletier’s experience as an executive officer of a public company in the biotechnology and pharmaceuticals industries provides her with the qualifications and skills to serve on our Board.

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

Carol Lam, J.D.

Ms. Lam joined our Board in October 2021. For more than a decade, Ms. Lam was Senior Vice President and deputy General Counsel of Qualcomm Incorporated, a multinational corporation specializing in wireless telecommunications systems, where she dealt with tax, antitrust and intellectual property issues in China, as well as matters involving intellectual property, privacy, employment, and antitrust laws in Europe. Ms. Lam worked hand-in-hand with the company’s government affairs team in building relationships in other countries to create positive business environments for the company’s products. Ms. Lam currently serves as a consultant to Qualcomm. Prior to joining Qualcomm, Ms. Lam served in an executive role in the government as the presidentially-appointed, Senate-confirmed United States Attorney for the Southern District of California. Prior to her appointment as U.S. Attorney, Ms. Lam was a Superior Court Judge and a federal prosecutor. Past honors include the Health and Human Services Inspector General’s Award for Exceptional Achievement; the U.S. Attorney General’s Award for Distinguished Service and the U.S. Department of Justice award for Superior Performance as an Assistant United States Attorney; California’s Top 100 Attorneys and California’s Top 75 Women Litigators (Los Angeles Daily Journal); Outstanding Attorney of the Year by the San Diego County Bar Association; the National Asian Pacific American Bar Association’s Trailblazer Award; and Legal Momentum’s Women of Achievement Award. Ms. Lam serves on the boards of Stanford University (Audit Committee Chair), the La Jolla Symphony & Chorus (Audit Committee Chair), the National Association of Former U.S. Attorneys, and Stanford Women on Boards. Ms. Lam received her B.A. from Yale University with a degree in philosophy and received her J.D. from Stanford Law School.

Our Board believes that Ms. Lam’s global perspective on technology development acquired through her extensive experience as deputy General Counsel for Qualcomm and as United States Attorney for the Southern District of California provides her with the qualifications and skills to serve on our Board.

William R. LaRue

Mr. LaRue has served as a member of our Board since July 2014. He served as the Chief Financial Officer, Senior Vice President and Treasurer at Cadence Pharmaceuticals, Inc., a biopharmaceutical company, from June 2006 until its acquisition by Mallinckrodt plc in March 2014, and from April 2007 to March 2014, he served as the Assistant Secretary at Cadence. Prior to joining Cadence Pharmaceuticals, Inc., Mr. LaRue was the Senior Vice President and Chief Financial Officer of Micromet, Inc. (formerly CancerVax Corporation), a biotechnology company, from 2001 to 2006. From 2000 to 2001, Mr. LaRue served as the Executive Vice President and Chief Financial Officer of eHelp Corporation, a provider of user assistance software. Previously, he was the Vice President and Treasurer of Safeskin Corporation, a medical device company, from 1997 to 2000 and the Treasurer of GDE Systems, Inc., a high technology electronic systems company, from 1993 to 1997. Mr. LaRue served on the board of directors of Conatus Pharmaceuticals, Inc. from February 2017 to May 2020, and served on the board of directors of Alastin Skincare, Inc., a private innovative skincare company, from October 2018 to December 2021. In addition, since December 2017, Mr. LaRue has served on the board of directors of Oncternal Therapeutics, Inc., a cancer therapeutics company that entered into a reverse merger agreement with GTx, Inc. in March 2019. Mr. LaRue received a B.S. in business administration and an M.B.A. from the University of Southern California.

Our Board believes that Mr. LaRue’s extensive experience in finance, his experience as an executive officer of a public company in our industry and his educational background provide him with the qualifications and skills to serve on our Board.

Lisa Johnson-Pratt, M.D.

Dr. Johnson-Pratt has served as a member of our Board since March 2021. Dr. Johnson-Pratt brings more than two decades of broad business and commercialization leadership experience. Since November 2020, Dr. Johnson Pratt has served as Senior Vice President, New Product Planning at Ionis Pharmaceuticals, Inc. (Nasdaq: IONS), which is focused on discovering, developing and commercializing RNA-targeted therapeutics for a broad range of diseases. Dr.  Johnson-Pratt joined Ionis following its acquisition of Akcea Therapeutics, Inc, a biopharmaceutical company, where she was an Executive Council Member, from March 2020 to November 2020, and led an integrated medical team responsible for the commercialization strategy of two novel late stage antisense assets.  Prior to that, Dr. Johnson-Pratt was Head of Global Pharma Commercial Operations at GlaxoSmithKline plc (the “GSK”), a science-led global healthcare company, from November 2013 to July 2019. During her time at GSK, she also served as Head of Early Pipeline Commercial Strategy supporting assets in early-stage development across multiple therapeutic areas, including oncology, from May 2015 to February 2018. From 1996 to 2013, Dr. Johnson-Pratt held clinical development and commercial leadership roles at Merck & Co., Inc. During this time, she led global marketing strategy, country operations and global band management teams. Her career has spanned globally, including time in China and Vietnam. Dr. Johnson-Pratt received her medical degree and completed her residency in Internal Medicine, from Howard University. She completed a Fellowship in Clinical Pharmacology and Pharmaceutical Medicine at Howard University.  She holds a Diploma of Pharmaceutical Medicine from the Royal College of Physicians. Dr. Johnson-Pratt is the Founder of Ananias Ventures which supports projects focused on issues related to vulnerable women and children, and is on the board of directors of Young People in Recovery, a national non-profit that supports young people to thrive after recovering from substance abuse.

Our Board believes that Dr. Johnson-Pratt’s broad business and commercialization experience as a senior member of management of a public company in the biotechnology and pharmaceuticals industries provides her with the qualifications and skills to serve on our Board.

Board Composition — Independence of the Board of Directors

Our business and affairs are organized under the direction of our Board, which currently consists of eight members. The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to our management. Our Board meets on a regular basis and additionally as required.

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

Our Board is divided into three classes, as follows:

•	Class I, which consists of Ms. Pelletier and Dr. Worland, whose terms will expire at our annual meeting of stockholders to be held in 2022;
•	Class II, which consists of Dr. Mattingly, Dr. Twiford, and Ms. Lam whose terms will expire at our annual meeting of stockholders to be held in 2023; and
•	Class III, which consists of Mr. LaRue, Dr. Johnson-Pratt, and Dr. Theuer, whose terms will expire at our annual meeting of stockholders to be held in 2024.

At each annual meeting of stockholders, the successors to directors whose terms then expire will serve until the third annual meeting following their election and until their successors are duly elected and qualified. The authorized size of our Board is currently eight members and currently consists of eight members. The authorized number of directors may be changed only by resolution by a majority of the Board. This classification of the Board may have the effect of delaying or preventing changes in our control or management. Our directors may be removed for cause by the affirmative vote of the holders of at least 662/3% of our voting stock.

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

Audit Committee

Our audit committee consists of Mr. LaRue, Dr. Worland and Ms. Pelletier. Our Board has determined that each of the members of this committee satisfies the Nasdaq independence requirements. Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

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

The Board has adopted a written charter that is available on our website at www.traconpharma.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K (this Annual Report).

Compensation Committee

Our compensation committee consists of Dr. Mattingly, Dr. Twiford, Ms. Lam, and Mr. LaRue. Dr. Mattingly serves as the chair of our compensation committee. Our Board has determined that each of the members of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (“Code”), and satisfies the Nasdaq independence requirements. The functions of this committee include, among other things:

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

Under its charter, our compensation committee may form, and delegate authority to, subcommittees as appropriate. In 2015, the compensation committee approved the formation of a CEO stock option sub-committee of the compensation committee, currently composed of Dr. Theuer, our Chief Executive Officer, to which authority has been delegated to grant, without any further action required by the compensation committee, stock options and restricted stock units (“RSUs”), to employees who are not our officers. The purpose of this delegation of authority is to enhance the flexibility of equity award administration and to facilitate the timely grant of equity awards to non-management employees, particularly new employees, within specified limits approved by our compensation committee. In particular, the subcommittee may grant options or RSUs only within pre-approved guidelines. Typically, as part of its oversight function, our compensation committee will review on a regular basis the list of grants made by the subcommittee. During the years ended December 31, 2021 and 2020, the subcommittee did not exercise its authority to grant equity awards to purchase shares of our common stock to non-officer employees.

Historically, our compensation committee has made most of the significant adjustments to annual compensation, determined bonus and equity awards and established new performance objectives at one or more meetings held toward the end of the year or the beginning of the following year. However, the compensation committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, our compensation committee’s process comprises two related elements: the determination of compensation levels (including bonus amounts based upon performance objectives for the prior year) and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the compensation committee solicits and considers evaluations and recommendations submitted to it by the Chief Executive Officer. In the case of our Chief Executive Officer, the evaluation of his performance is conducted by the compensation committee, which recommends to the Board any adjustments to his compensation as well as awards to be granted. For all executives and directors as part of its deliberations, the compensation committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels and analyses of executive and director compensation paid at other companies.

The compensation committee has adopted a written charter that is available to stockholders on our website at www.traconpharma.com.  The information on our website is not incorporated by reference into this Annual Report.

The specific determinations of the compensation committee with respect to executive compensation for fiscal 2021 are described in greater detail under the heading “Executive Compensation.”

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Ms. Pelletier, Dr. Mattingly, Dr. Worland, and Dr. Johnson-Pratt. Our Board has determined that each of the members of this committee satisfies the Nasdaq independence requirements. Ms. Pelletier serves as the chair of our nominating and corporate governance committee. The functions of this committee include, among other things:

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

The Board has adopted a written nominating and corporate governance committee charter that is available on our website at www.traconpharma.com. The information on our website is not incorporated by reference into this Annual Report.

Procedures for Stockholders to Recommend Director Nominees

The nominating and corporate governance committee will consider director candidates recommended by stockholders. The nominating and corporate governance committee does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the nominating and corporate governance committee to become nominees for election to the Board may do so by delivering a written recommendation to the nominating and corporate governance committee at the following address: 4350 La Jolla Village Drive, Suite 800, San Diego, California, 92122, Attn: Secretary, no later than the close of business on the 90th day and no earlier than the close of business on the 120th day prior to the one year anniversary of the preceding year’s annual meeting. Submissions must include (1) the name and address of the Company stockholder on whose behalf the submission is made; (2) the number of Company shares that are owned beneficially by such stockholder as of the date of the submission; (3) the full name of the proposed candidate; (4) description of the proposed candidate’s business experience for at least the previous five years; (5) complete biographical information for the proposed candidate; (6) a description of the proposed candidate’s qualifications as a director and (7) any other information required by the Company’s Bylaws. The Company may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of such proposed nominee to serve as an independent director of the Company or that could be material to a reasonable stockholder’s understanding of the independence, or lack thereof, of such proposed nominee.

Corporate Governance

During fiscal 2021, our Board met five times, the audit committee met four times, the compensation committee met three times and the nominating and corporate governance committee met three times. Each member of our Board attended 75% or more of the Board meetings during the year ended December 31, 2021 that were held during the period for which he or she was a director (if any). Each member of the Board who served on the audit, compensation or nominating and corporate governance committees attended at least 75% of the respective committee meetings during the year ended December 31, 2021 that were held during the period for which he or she was a committee member.

We do not have a formal policy regarding director attendance at our annual meetings; however, we encourage directors to attend. All of our directors attended our annual meeting of stockholders held in 2021.

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

Our named executive officers for the year ended December 31, 2021, which consist of our principal executive officer and two other executive officers as of December 31, 2021, were:

•	Charles P. Theuer, M.D., Ph.D., our President and Chief Executive Officer,

•	Mark C. Wiggins, M.B.A., our Chief Business Officer, and

•	Scott B. Brown, CPA, M.S., our Chief Financial Officer.

The following table presents all of the compensation awarded to or earned by or paid to our named executive officers during the fiscal years indicated below.

Summary Compensation Table
				Non-equity
			Option	incentive plan	All other
		Salary	awards	compensation	compensation	Total
Name and principal position	Year	($)	($)(1)	($)(2)	($)(3)	($)
Charles P. Theuer, M.D., Ph.D.	2021	584,637	1,231,578	231,297	11,600	2,059,112
President and Chief Executive Officer	2020	567,609	359,645	326,375	11,400	1,265,029
Mark Wiggins, M.B.A.	2021	375,733	376,316	118,919	11,600	882,568
Chief Business Officer	2020	364,789	64,222	167,803	11,400	608,214
Scott B. Brown, CPA, M.S.	2021	340,000	376,316	107,610	11,600	835,526
Chief Financial Officer	2020	254,400	64,222	117,024	11,400	447,046

(1) In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards computed in accordance with the Financial Accounting Standards Board’s Accounting Standard Codification (FASB ASC) Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 6 to our consolidated financial statements and notes thereto included within Part IV of this Annual Report. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting or exercise of stock options, or the sale of the common stock underlying them.

(2) Amounts shown represent annual performance-based bonuses earned for the respective fiscal year. For more information, see below under “—Annual Performance-Based Bonus Opportunity.”

(3) Amounts shown represent 401(k) matching contributions made for the respective fiscal year. For more information, see below under “—401(k) Plan.”

Annual Base Salary

The compensation of our named executive officers is generally determined and approved by our Board, based on the recommendation of the compensation committee of our Board. The table below shows the annual base salaries for our named executive officers in 2021:

Name	2021 Base Salary ($)
Charles P. Theuer, M.D., Ph.D.	$584,637
Mark C. Wiggins, M.B.A.	$375,733
Scott B. Brown, CPA, M.S.	$340,000

In January 2022, our Board determined that base salaries for Dr. Theuer, Mr. Wiggins, and Mr. Brown for 2022 will be $608,022, $390,762, and $353,600, respectively.

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

For 2021, Dr. Theuer was eligible to receive a target bonus of up to 50% of his base salary, Mr. Wiggins was eligible to receive a target bonus of up to 40% of his base salary, and Mr. Brown was eligible to receive a target bonus of up to 40% of his base salary each pursuant to the terms of their employment agreement that was in effect during 2021, as described below under “—Agreements with our Named Executive Officers.” Our Board will also consider each named executive officer’s individual contributions towards reaching our annual corporate goals. There is no minimum bonus percentage or amount established for the named executive officers and, as a result, the bonus amounts vary from year to year based on corporate and individual performance.

In January 2022, the Board determined that we had achieved 79% of the 2021 corporate goals for purposes of 2021 annual performance-based bonuses. Based on the determination of 79% corporate goal achievement, Dr. Theuer was awarded a 2021 annual performance-based cash bonus in the amount of $231,297. Additionally, based on the committee’s and Dr. Theuer’s assessment, Mr. Wiggins and Mr. Brown were awarded a 2021 annual performance-based cash bonus in the amount of $118,919 and $107,610, respectively.

Bonus Plan

In January 2021, our compensation committee adopted a revised written bonus plan, which sets forth the terms of the annual incentive bonus opportunity for eligible employees of our company. Under the bonus plan, our executive officers are eligible to receive bonus awards that are determined based on the achievement of our corporate goals for the applicable plan year. Bonuses, if any, under the bonus plan will be payable in cash or equity, or a combination of both, after the end of the applicable plan year and no later than December 31st of the following year.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our named executive officers. In the fiscal year ending December 31, 2021, stock option awards were the only form of equity awards we granted to our named executive officers. Vesting of the stock option awards is tied to continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial new hire grant of option awards upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

All of our outstanding stock option awards to executives as of December 31, 2021 contain a double trigger acceleration feature. Pursuant to such double trigger acceleration feature, in the event of the holder’s cessation of continuous service without cause, and not due to a death or disability, in connection with or within 12 months following consummation of a change in control (as defined in the 2015 Equity Incentive Plan), the vesting and exercisability of the option will be accelerated in full.

Potential Payments Upon Termination or Change in Control

Regardless of the manner in which a named executive officer’s service terminates, the named executive officer is entitled to receive amounts earned during his term of service, including salary and unused vacation pay. Receipt of the payments and benefits described below are contingent on the executive officer’s execution of an effective general release of claims.

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

Mr. Brown. On December 4, 2019, we entered into a severance agreement with Mr. Brown. Pursuant to the severance agreement, Mr. Brown is entitled to certain severance benefits and other payments upon the occurrence of certain events.  If Mr. Browns’ employment is terminated without cause or he resigns for good reason, in each case, other than in connection with a change in control, he would be entitled to receive severance payments equal to continued payment of his base salary for nine months, employee benefit coverage for up to nine months and accelerated vesting on any unvested time-based stock option awards as if Mr. Brown had completed an additional nine months of employment following the termination date.  If Mr. Brown’s employment is terminated without cause or he resigns for good reason within 12 months following a change in control, he would be entitled to receive severance payments equal to continued payment of his base salary for 12 months, 100% of his annual performance bonus, employee benefit coverage for up to 12 months and 100% automatic vesting of any unvested time-based stock option awards.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards held by our named executive officers that remain outstanding as of December 31, 2021.

			Option Awards(1)
	Grant date	Vesting commencement date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price per share ($)(2)	Option expiration date
Charles P. Theuer, M.D., Ph.D.	3/14/2013	7/13/2012	2,583	—	$13.35	3/13/2023
	5/23/2013	5/15/2013	6,801	—	$13.35	5/22/2023
	10/3/2014	10/3/2014	8,257	—	$70.43	10/2/2024
	10/3/2014	10/3/2014	5,137	—	$70.43	10/2/2024
	3/26/2015	3/26/2015	14,721	—	$143.40	3/25/2025
	1/20/2017	1/20/2017	18,999	—	$51.50	1/19/2027
	2/21/2018	2/21/2018	21,561	938	$21.50	2/20/2028
	1/29/2019	1/29/2019	33,534	12,465	$7.90	1/28/2029
	1/31/2020	1/31/2020	59,033	64,167	$4.02	1/30/2030
	1/29/2021	1/29/2021	—	180,000	$9.14	1/28/2031
Mark Wiggins, M.B.A.	5/29/2018	5/29/2018	25,083	2,917	$27.50	5/28/2028
	1/29/2019	1/29/2019	13,125	4,875	$7.90	1/28/2029
	1/31/2020	1/31/2020	10,541	11,459	$4.02	1/30/2030
	1/29/2021	1/29/2021	—	55,000	$9.14	1/28/2031
Scott B. Brown, CPA, M.S.	8/31/2015	8/31/2015	2,352	—	$104.90	8/30/2025
	1/20/2017	1/20/2017	1,332	—	$51.50	1/19/2027
	2/21/2018	2/21/2018	1,916	84	$21.50	2/20/2028
	1/29/2019	1/29/2019	7,284	2,716	$7.90	1/28/2029
	1/31/2020	1/31/2020	10,541	11,459	$4.02	1/30/2030
	1/29/2021	1/29/2021	—	55,000	$9.14	1/28/2031

(1) Except as specifically noted, all of the option awards have a four-year vesting schedule. Dr. Theuer’s options granted prior to October 3, 2014 vest in equal monthly tranches over the four-year vesting period. The options are also eligible for accelerated vesting on a qualifying termination as described above under “—Potential Payments Upon Termination or Change in Control.”

(2) All of the option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant, as determined in good faith by our Board prior to our initial public offering in February 2015. Following our initial public offering in February 2015, we use the closing stock price on the date of grant for the fair market value of our common stock.

Option Exercises

None.

Option Repricings

We did not engage in any repricings or other modifications or cancellations to any of our named executive officers’ outstanding equity awards during the year ended December 31, 2021.

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

401(k) Plan

We maintain a defined contribution employee retirement plan (401(k) plan), for our employees. Our named executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code, and is also intended to qualify as a safe harbor plan. During 2021, we made matching contributions of 100% of the amount of each participant’s contributions, up to 4% of each participant’s compensation. The 401(k) plan currently does not offer the ability to invest in our securities.

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

Prohibition of Hedging and Pledging

We prohibit our officers (and other employees) and non-employee directors from engaging in short sales, transactions in put or call options, hedging transactions, margin accounts, pledges, or other inherently speculative transactions with respect to our securities at any time.

Director Compensation

For 2021, each non-employee director received the following compensation for service on our Board:

•	an annual cash retainer of $40,000;
•	an annual cash retainer of $60,000 for service as chairman of our Board (in lieu of above);
•	an additional annual cash retainer of $7,500, $5,000 and $3,750 for service on our audit committee, compensation committee and the nominating and corporate governance committee, respectively;
•

an additional annual cash retainer of $15,000, $10,000 and $7,500 for service as chairman of the audit committee, compensation committee and the nominating and corporate governance committee (in lieu of regular committee member fees described immediately above), respectively;

•

an automatic annual option grant to purchase 10,500 shares of our common stock or a restricted stock unit award of 5,250 shares of our common stock for each non-employee director serving on the Board on the date of our annual stockholder meeting (including by reason of his or her election at such meeting), in each case vesting 100% as of the earlier of the date of our next annual stockholder meeting and the one-year anniversary of the date of grant, with the form of such grant determined by the Board or the Compensation Committee prior to our annual stockholder meeting, and with the option grant being the default award type; and

•

upon first joining our Board an automatic initial grant of an option to purchase 21,000 shares of our common stock that vests ratably in annual installments over a three-year period following the grant date.

Each of the option grants described above have been granted under our 2015 Plan and will vest and become exercisable subject to the director’s continuous service with us, provided that each option will vest in full upon a change of control, as defined under our 2015 Plan.

Director Summary Compensation Table

The following table summarizes director compensation for the year ended December 31, 2021:

Director	Fees Earned or Paid in Cash ($)	Option Awards ($)(3)(4)	Total ($)
Stephen T. Worland, Ph.D.	51,250	49,122	100,372
Saundra Pelletier	55,000	49,122	104,122
Martin A. Mattingly, Pharm.D.	53,750	49,122	102,872
J. Rainer Twiford, J.D., Ph.D.	45,000	49,122	94,122
Carol Lam, J.D. (1)	9,126	61,690	70,816
William R. LaRue	60,000	49,122	109,122
Lisa Johnson-Pratt, M.D. (2)	34,343	186,901	221,244

(1)	Ms. Lam joined our Board on October 12, 2021.
(2)	Dr. Johnson-Pratt joined our Board on March 2, 2021.
(3)

Pursuant to the non-employee directors’ compensation policy in effect prior to January 26, 2022, each member of our Board who was serving on the Board on the date of our annual stockholder meeting received an option to purchase 10,500 shares of our common stock in June 2021 at an exercise price per share of $6.55. Dr. Johnson-Pratt and Ms. Lam also received an option to purchase 21,000 shares of our common stock upon joining our Board in March 2021 and October 2021, respectively, pursuant to the non-employee directors’ compensation policy at an exercise price per share of $8.93 and $4.00, respectively. Amounts shown in this column reflect the aggregate grant date fair value of the options computed in accordance with FASB ASC Topic 718. For more information on how this amount is calculated, see Note 6 in the Notes to Consolidated Financial Statements contained within Item 8 of this Annual Report for the year ended December 31, 2021.

(4)

As of December 31, 2021, the aggregate number of stock options held by Dr. Worland, Ms. Pelletier, Dr. Mattingly, Dr. Twiford, Ms. Lam, Mr. LaRue, and Dr. Johnson-Pratt were 23,499, 21,000, 23,499, 21,000, 21,000, 22,660, and 31,500, respectively.

Our Board adopted a new compensation policy in January 2022 that will apply going forward. This compensation policy provides that each non-employee director will receive the following compensation for service on our Board:

•	an annual cash retainer of $40,000;
•	an annual cash retainer of $60,000 for service as chairman of our Board (in lieu of above);
•	an additional annual cash retainer of $7,500, $5,000 and $3,750 for service on our audit committee, compensation committee and the nominating and corporate governance committee, respectively;
•

an additional annual cash retainer of $15,000, $10,000 and $7,500 for service as chairman of the audit committee, compensation committee and the nominating and corporate governance committee (in lieu of regular committee member fees described immediately above), respectively;

•

an automatic annual option grant to purchase 15,750 shares of our common stock or a restricted stock unit award of 7,875 shares of our common stock for each non-employee director serving on the Board on the date of our annual stockholder meeting (including by reason of his or her election at such meeting), in each case vesting 100% as of the earlier of the date of our next annual stockholder meeting and the one-year anniversary of the date of grant, with the form of such grant determined by the Board or the Compensation Committee prior to our annual stockholder meeting, and with the option grant being the default award type; and

•

upon first joining our Board an automatic initial grant of an option to purchase 31,500 shares of our common stock that vests ratably in annual installments over a three-year period following the grant date.

Each of the option grants described above will be granted under our 2015 Plan and will vest and become exercisable subject to the director’s continuous service with us, provided that each option will vest in full upon a change of control, as defined under our 2015 Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2021, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders:
2011 Equity Incentive Plan (1)	28,623	$47.38	—
2015 Equity Incentive Plan (2)(3)	1,133,457	$13.57	62,270
2015 Employee Stock Purchase Plan(4)	—	$—	105,619
Equity compensation plans not approved by stockholders:
Inducement awards (2)	146,280	$10.70	53,720

(1) Effective as of January 29, 2015, no additional awards will be granted under the 2011 Equity Incentive Plan (the 2011 Plan), and all awards granted under the 2011 Plan that are repurchased, forfeited, expire, are cancelled or otherwise not issued will become available for grant under the 2015 Equity Incentive Plan (the 2015 Plan) in accordance with its terms.

(2) The 2015 plan allows an additional 200,000 shares of common stock to be used exclusively for the grant of awards as a material inducement for individuals to commence employment with us in compliance with Nasdaq Listing Rule 5635(c)(4).

(3) Pursuant to an “evergreen” provision contained in the 2015 Plan, as amended June 10, 2021, on January 1 of each year until (and including) January 1, 2031, the number of shares authorized for issuance under the 2015 Plan is automatically increased by a number equal to: (a) 5.0% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year; or (b) a number of shares of Common Stock that may be determined each year by the registrant’s board of directors that is less than the preceding clause (a).

(4) Pursuant to an “evergreen” provision contained in the 2015 Employee Stock Purchase Plan (the 2015 ESPP) , as amended June 10, 2021, on January 1 of each year until (and including) January 1, 2031, the number of shares authorized for issuance under the 2015 ESPP is automatically increased by a number equal to the least of: (a) 1.0% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year; (b) 250,000 shares of Common Stock; or (c) a number of shares of Common Stock that may be determined each year by the registrant’s board of directors that is less than the preceding clauses (a) and (b).

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of our common stock as of February 28, 2022 based on information available to us and filings with the SEC by (a) each person known to us to own more than 5% of the outstanding shares of our common stock, (b) each of our directors, (c) each of our named executive officers, and (d) all of our directors and executive officers as a group. Each stockholder’s percentage ownership is based on 19,616,571 shares of our common stock being outstanding as of February 28, 2022. Unless otherwise indicated, the address for the following beneficial owners is: c/o TRACON Pharmaceuticals, Inc., 4350 La Jolla Village Drive, Suite 800, San Diego, California 92122.

Name and address of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% or greater stockholders:

Opaleye Management Inc. (1)	4,197,006	19.99%
One Boston Place, Suite 2600
Boston, MA 02108

Ikarian Capital LLC	2,691,110	13.72%
100 Crescent Court, Suite 1620
Dallas, TX 75201

Directors and Named Executive Officers:

Charles P. Theuer, M.D., Ph.D. (2)	455,167	2.29%
Mark C. Wiggins (3)	91,749	*
Scott B. Brown, CPA, M.S. (4)	50,534	*
William R. LaRue (5)	20,043	*
Martin A. Mattingly, Pharm.D. (6)	13,749	*
J. Rainer Twiford, J.D., Ph.D. (7)	28,387	*
Stephen T. Worland, Ph.D. (8)	13,749	*
Saundra Pelletier (9)	20,545	*
Lisa Johnson-Pratt, M.D. (10)	7,000	*
Carol Lam, J.D.	—	*
All executive officers and directors as a group (10 persons) (11)	700,923	3.54%

*	Represents beneficial ownership of less than 1%.
(1)

Represents 2,820,500 outstanding shares of common stock owned by Opaleye L.P. and 1,376,506 shares of common stock issuable upon exercise of warrants. The warrants are only exercisable to the extent that the holders thereof and their affiliates would beneficially own no more than 19.99% of the outstanding common stock after exercise. The shares and warrants directly held by Opaleye L.P. are indirectly held by Opaleye Management Inc. and James Silverman, the General Partner of Opaleye L.P. Opaleye L.P., Opaleye Management Inc, and Mr. Silverman share voting and dispositive power with respect to the shares held by Opaleye L.P.

(2)	Includes 239,349 shares of common stock subject to options exercisable as of April 29, 2022.
(3)	Includes 71,144 shares of common stock subject to options exercisable as of April 29, 2022.
(4)	Includes 42,906 shares of common stock subject to options exercisable as of April 29, 2022.
(5)	Includes 12,160 shares of common stock subject to options exercisable as of April 29, 2022.
(6)	Includes 12,999 shares of common stock subject to options exercisable as of April 29, 2022.
(7)

Includes 1,057 shares of common stock beneficially owned by Brookline Investment Fund, LLC, 4,938 shares of common stock beneficially owned by CSA Biotechnology Fund I, LLC and 9,346 shares of common stock beneficially owned by CSA Biotechnology Fund II, LLC. J. Rainer Twiford, J.D., Ph.D., one of our directors, has voting and dispositive control over these shares. Dr. Twiford disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes 1,796 shares of outstanding common stock held by MCT Investments, LLC. Dr. Twiford’s spouse, Marsha C. Twiford, has voting and investment power with respect to the shares held by MCT Investments, LLC. Also includes 10,500 shares of common stock subject to options exercisable as of April 29, 2022.

(8)	Includes 12,999 shares of common stock subject to options exercisable as of April 29, 2022.

(9)	Includes 8,500 shares of common stock subject to options exercisable as of April 29, 2022.
(10)	Includes 7,000 shares of common stock subject to options exercisable as of April 29, 2022.
(11)

Consists of the shares of outstanding common stock and shares of common stock subject to options exercisable as of April 29, 2022, if any, referred to in footnotes (2), (3), (4), (5), (6), (7), (8), (9), and (10).

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since January 1, 2020 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.”

2020 PIPE Transaction

In August 2020, we sold 2,633,838 shares of our common stock at an average purchase price of $1.66 per share and warrants to purchase 3,429,696 shares of our common stock at an average purchase price of $1.64 per share with an exercise price of $0.01 per share (the 2020 Pre-Funded Warrants) for net proceeds of approximately $10.0 million in a private placement with multiple accredited institutional health care focused funds. In accordance with their terms, the 2020 Pre-Funded Warrants may not be exercised if the holder’s ownership of our common stock would exceed 19.99% of our total shares outstanding following such exercise. The following table sets forth the number of shares of common stock purchased by holders of more than 5% of our common stock at the time of the purchase or entities affiliated with them (including those holders who became a greater than 5% holder at the time of the purchase as a result of the transaction):

Name(1)	Shares of Common Stock	Pre-Funded Warrants	Aggregate Purchase Price ($)
Opaleye L.P.	1,316,938	3,248,506	7,499,997
Watermill Asset Management Corp.	1,316,900	181,190	2,499,998
			9,999,995

(1)	Additional detail regarding these stockholders and their equity holdings is provided under “Security Ownership of Certain Beneficial Owners and Management.”

2020 Registered Direct Offerings

In December 2020, we sold 1,612,844 shares of our common stock at an average purchase price of $8.84 for net proceeds of $13.6 million in two registered direct offerings with certain institutional investors.  The following table sets forth the number of shares of common stock purchased by holders of more than 5% of our common stock at the time of the purchase or entities affiliated with them (including those holders who became a greater than 5% holder at the time of the purchase as a result of the transaction):

Name	Shares of Common Stock	Aggregate Purchase Price ($)
Ikarian Capital	520,291	4,999,997
Opaleye L.P.	496,277	3,999,993
Aspire Capital Fund, LLC	248,138	1,999,992
Watermill Asset Management Corp.	100,000	806,000
		11,805,982

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

Independence of Directors

As required under the pertinent listing standards of the Nasdaq Stock Market (Nasdaq), a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by its board of directors. Our Board consults with our counsel to ensure that the board of directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.  Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent auditors, our Board has determined that all of our directors, with the exception of Dr. Theuer, are independent directors within the meaning of the applicable listing standards of Nasdaq. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with our company.

Item 14.	Principal Accountant Fees and Services.

The following table presents fees for services rendered by Ernst & Young LLP, our independent registered public accounting firm, for 2021 and 2020 in the following categories:

	Years ended December 31,
	2021	2020

Audit Fees (1)	$455,763	$445,000
Tax Fees (2)	16,377	15,914
	$472,140	$460,914

(1)

Audit fees consist of fees billed for professional services by Ernst & Young LLP for audit and quarterly review of our consolidated financial statements, review of our registration statements, issuance of comfort letters, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for professional services performed by Ernst & Young LLP with respect to tax compliance, tax advice and tax planning.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All fees paid to Ernst & Young LLP during the years ended December 31, 2021 and 2020 were pre-approved by our audit committee.

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a) Documents filed as part of this report.

1. Financial Statements

The consolidated financial statements of TRACON Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2021:

2. Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

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

10.3+(3)

TRACON Pharmaceuticals, Inc. 2015 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Notice of Exercise and Restricted Stock Unit Agreement thereunder, as amended June 28, 2021.

10.4+	TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended January 28, 2022.

10.5+(4)	TRACON Pharmaceuticals, Inc. Amended and Restated 2015 Employee Stock Purchase Plan, as amended June 10, 2021.

10.6+(20)	TRACON Pharmaceuticals, Inc. Bonus Plan, as amended January 29, 2021.

10.7+(11)	Amended and Restated Employment Agreement by and between the Registrant and Charles P. Theuer, M.D., Ph.D., dated February 5, 2019.

10.8+(20)	Employment Agreement by and between the Registrant and Mark Wiggins, dated January 27, 2021.

10.9+(11)	Severance Agreement by and between the Registrant and Mark Wiggins, dated May 29, 2018.

10.10+(12)	Employment Agreement by and between the Registrant and Scott Brown, dated January 28, 2020.

10.11+(12)	Severance Agreement by and between the Registrant and Scott Brown, dated December 4, 2019.

10.12+(2)	TRACON Pharmaceuticals, Inc. Severance Plan and Summary Plan Description.

10.13*(12)	Collaboration and Clinical Trial Agreement by and among the Registrant, 3D Medicines (Beijing) Co., LTD. and Jiangsu Alphamab Biopharmaceuticals Co., LTD. dated December 20, 2019.

10.14(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on November 14, 2013.

10.15(2)	Warrant to Purchase Stock issued to Silicon Valley Bank on June 4, 2014.

10.16(4)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 13, 2015.

10.17(7)	Warrant to Purchase Stock issued to Silicon Valley Bank on January 25, 2017.

10.18(5)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 3, 2018.

10.19(9)	Capital on DemandTM Sales Agreement, dated as of December 9, 2020, by and between the Registrant and JonesTrading Institutional Services LLC.

10.20(4)	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated May 13, 2015.

10.21(6)	First Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 9, 2016.

10.22(7)	Second Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated January 25, 2017.

10.23(5)	Third Amendment to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated May 3, 2018.

10.24(13)	Deferral agreement to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated April 10, 2020.

10.25(8)	Common Stock Purchase Agreement, dated October 18, 2019 between the Registrant and Aspire Capital Fund, LLC.

10.26(14)	First Amendment to Common Stock Purchase Agreement, dated April 29, 2020 between TRACON Pharmaceuticals, Inc. and Aspire Capital Fund, LLC.

10.27*(21)	Collaborative Development and Commercialization Agreement by and among the Registrant, Eucure (Beijing) Biopharma Co., Ltd. and Biocytogen Pharmaceuticals (Beijing) Co., Ltd. dated October 8, 2021.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit Number	Description of Document

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 30, 2021.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 11, 2021.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 9, 2018.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 11, 2016.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 21, 2019.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 9, 2020.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 23, 2018.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2019.
(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2020.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 15, 2020.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 4, 2020.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 27, 2020.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2020.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2020.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 29, 2020.
(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2020.
(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 25, 2021.
(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q, filed with the SEC on November 3, 2021.
(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q, filed with the SEC on May 5, 2021.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: March 15, 2022	By: /s/ CHARLES P. THEUER, M.D., PH.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles P. Theuer, M.D., Ph.D.	President, Chief Executive Officer and Member of the Board of Directors	March 15, 2022
Charles P. Theuer, M.D., Ph.D.	(Principal Executive Officer)

/s/ Scott B. Brown, CPA	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2022
Scott B. Brown, CPA

/s/ William R. LaRue	Member of the Board of Directors	March 15, 2022
William R. LaRue

/s/ Martin A. Mattingly, Pharm. D.	Member of the Board of Directors	March 15, 2022
Martin A. Mattingly, Pharm.D.

/s/ J. Rainer Twiford, J.D., Ph.D.	Member of the Board of Directors	March 15, 2022
J. Rainer Twiford, J.D., Ph.D.

/s/ Saundra Pelletier	Member of the Board of Directors	March 15, 2022
Saundra Pelletier

/s/ Stephen T. Worland, Ph.D.	Member of the Board of Directors	March 15, 2022
Stephen T. Worland, Ph.D.

/s/ Lisa Johnson-Pratt, M.D.	Member of the Board of Directors	March 15, 2022
Lisa Johnson-Pratt, M.D.

/s/ Carol C. Lam	Member of the Board of Directors	March 15, 2022
Carol C. Lam