Form 10-Q
period 2022-03-31
Tracon Pharmaceuticals, Inc.
filed 2022-05-11
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

The number of outstanding shares of the registrant’s common stock as of April 29, 2022 was 20,079,527.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,640	$24,072
Prepaid and other assets	653	864
Total current assets	17,293	24,936
Property and equipment, net	49	50
Other assets	1,522	1,571
Total assets	$18,864	$26,557
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$13,439	$10,753
Accrued compensation and related expenses	816	1,532
Long-term debt, current portion	698	1,391
Total current liabilities	14,953	13,676
Other long-term liabilities	1,121	1,167
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at March 31, 2022 and December 31, 2021; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 40,000,000 at March 31, 2022 and December 31, 2021; issued and outstanding shares — 19,626,960 and 19,445,903 at March 31, 2022 and December 31, 2021, respectively	20	19
Additional paid-in capital	220,019	219,471
Accumulated deficit	(217,249)	(207,776)
Total stockholders’ equity	2,790	11,714
Total liabilities and stockholders’ equity	$18,864	$26,557

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$2,993	$2,284
General and administrative	6,453	2,671
Total operating expenses	9,446	4,955
Loss from operations	(9,446)	(4,955)
Other expense:
Interest expense, net	(26)	(109)
Other expense, net	(1)	—
Total other expense	(27)	(109)
Net loss	$(9,473)	$(5,064)

Net loss per share, basic and diluted	$(0.48)	$(0.33)
Weighted-average shares outstanding, basic and diluted	19,608,986	15,479,304

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	19,445,903	$19	$219,471	$(207,776)	$11,714
Stock-based compensation expense	—	—	548	—	548
Issuances of common stock, net of offering costs	10,389	—	—	—	—
Issuances of common stock upon cashless exercise of pre-funded warrants	170,668	1	—	—	1
Net loss	—	—	—	(9,473)	(9,473)
Balance at March 31, 2022	19,626,960	$20	$220,019	$(217,249)	$2,790

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	15,478,787	$15	$204,166	$(179,109)	$25,072
Stock-based compensation expense	—	—	343	—	343
Issuance of common stock under equity plans	2,024	—	14	—	14
Offering costs	—	—	(8)	—	(8)
Net loss	—	—	—	(5,064)	(5,064)
Balance at March 31, 2021	15,480,811	$15	$204,515	$(184,173)	$20,357

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(9,473)	$(5,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	548	343
Depreciation and amortization	5	2
Noncash interest	5	21
Amortization of debt discount	2	7
Amortization of premium/discount on short-term investments	—	(1)
Lease asset amortization and liability accretion, net	(32)	(8)
Changes in assets and liabilities:
Prepaid expenses and other assets	211	(25)
Accounts payable and accrued expenses	2,708	713
Accrued compensation and related expenses	(716)	(847)
Net cash used in operating activities	(6,742)	(4,859)
Cash flows from investing activities
Purchase of property and equipment	(4)	(4)
Net cash used in investing activities	(4)	(4)
Cash flows from financing activities
Repayment of long-term debt	(700)	(700)
Proceeds from sale of common stock, net of offering costs	14	(174)
Proceeds from issuance of common stock under equity plans, net of tax withholdings	—	14
Net cash used in financing activities	(686)	(860)
Change in cash and cash equivalents	(7,432)	(5,723)
Cash and cash equivalents at beginning of period	24,072	32,131
Cash and cash equivalents at end of period	$16,640	$26,408

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

Basis of Presentation

As of March 31, 2022, the Company has devoted substantially all its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of March 31, 2022, the Company had an accumulated deficit of $217.2 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At March 31, 2022, the Company had cash and cash equivalents of $16.6 million. Based on the Company’s current business plan, management believes that there is substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they become due within 12 months from the date the unaudited condensed consolidated financial statements are issued. The Company’s ability to execute its operating plan through 2023 and beyond depends on its ability to obtain additional funding through equity offerings, debt financings, or potential licensing and collaboration arrangements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of 12 months following the date that these unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through its existing cash and cash equivalents, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. In addition, the Company may fund its losses from operations through the common stock purchase agreement the Company entered into with Aspire Capital in October 2019, as amended in April 2020, for the purchase of up to $15.0 million of the Company’s common stock over the 30-month period of the purchase agreement, $5.4 million of which remained available for sale as of March 31, 2022 and/or the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading in December 2020, as amended in March 2022, pursuant to which the Company may sell, at its option, up to an aggregate of $50.0 million of the Company’s common stock, $50.0 million of which remained available for sale as of March 31, 2022. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as actual or anticipated changes in interest rates and economic inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate in the future, it may make any additional debt or equity financing more difficult, more costly, and more dilutive. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans, which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, included in its Annual Report on Form 10-K filed with the SEC on March 15, 2022.

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

Use of Estimates

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of the Company’s unaudited condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to expenses incurred for clinical trials. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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

Clinical Trial Expense Accruals

As part of the process of preparing the Company’s unaudited condensed consolidated financial statements, the Company is required to estimate expenses resulting from its obligations under contracts with vendors, clinical sites, and consultants in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.

The Company’s objective is to reflect the appropriate trial expenses in its unaudited condensed consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2022 and 2021, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	March 31,
	2022	2021
Warrants to purchase common stock	4,633,855	4,810,409
Common stock options and restricted stock units	2,135,560	1,126,558
ESPP shares	6,464	13,973
	6,775,879	5,950,940

2.	Investments, Cash Equivalents and Fair Value Measurements

At March 31, 2022 and December 31, 2021, the Company had no short-term investments. The Company classifies all investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

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

Cash equivalents, which are classified as equity securities, and equity securities consisted of the following (in thousands):

	March 31, 2022				December 31, 2021
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds included in cash equivalents	$—	$—	$—	$—	$5,003	$—	$—	$5,003
Equity securities included in other assets(1)	246	—	—	246	246	—	—	246
	$246	$—	$—	$246	$5,249	$—	$—	$5,249

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

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2021
Money market funds	$5,003	$—	$5,003	$—

3.	Long-Term Debt

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Long-term debt	$700	$1,400
Less debt discount, net of current portion	—	—
Long-term debt, net of debt discount	700	1,400
Less current portion of long-term debt	(700)	(1,400)
Long-term debt, net of current portion	$—	$—
Current portion of long-term debt	$700	$1,400
Current portion of debt discount	(2)	(9)
Current portion of long-term debt, net	$698	$1,391

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

The 2018 Amended SVB Loan is collateralized by substantially all of the Company’s assets, other than the Company’s intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict the Company’s ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of the Company’s capital stock. Should an event of default occur, including the occurrence of a material adverse change, the Company could be liable for immediate repayment of all obligations under the 2018 Amended SVB Loan. As of March 31, 2022, the Company was in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

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

At March 31, 2022, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841		$108.60
November 14, 2023 through June 4, 2024	3,874		$77.40
January 25, 2024	4,669		$51.40
May 3, 2025	5,363		$26.10
	15,747

As of March 31, 2022, future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment, are as follows (in thousands):

2022	$991
991
Less interest and final payment	(291)
Long-term debt	$700

4.	Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each license agreement is generally cancelable by the Company, given appropriate prior written notice. At March 31, 2022, potential future milestone payments under these agreements totaled an aggregate of $9.6 million.

5.	Stockholders’ Equity

Common Stock Purchase Agreement

In October 2019, the Company entered into a Common Stock Purchase Agreement, which was amended in April 2020 (the 2019 Purchase Agreement), with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock solely at the Company’s request from time to time during the 30 month period of the agreement and at prices based on the market price at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, the Company issued 142,658 shares of its common stock to Aspire Capital. As of March 31, 2022, the Company had sold an aggregate 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $9.6 million.

At-The-Market Issuance Sales Agreement

In December 2020, as amended in March 2022, the Company entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $50.0 million of the Company’s common stock through JonesTrading, as sales agent or principal, $50.0 million of which remains available for sale as of March 31, 2022. Sales of the Company’s common stock made pursuant to the JonesTrading Agreement, if any, will be made on the Nasdaq Capital Market under the Company’s effective registration statement on Form S-3, subject to limitations on the amount of securities the Company may sell pursuant to its effective registration statement on Form S-3 within any 12-month period, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the JonesTrading Agreement, the Company may also sell shares of its common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement.

Equity Plan Activity

During the three months ended March 31, 2022, the Company issued no shares of common stock upon the exercise of outstanding stock options, no shares of common stock upon the vesting of restricted stock units, and no shares of common stock in connection with the employee stock purchase plan (the ESPP). During the year ended December 31, 2021, the Company issued 3,727 shares of common stock upon the exercise of outstanding stock options, no shares of common stock upon the vesting of restricted stock units, and 36,687 shares of common stock in connection with the ESPP.

Common Stock Warrants

As of March 31, 2022, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
May 13, 2022	1,841	$108.60
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
March 27, 2024	1,369,602	$27.00
May 3, 2025	5,363	$26.10
August 27, 2027	1,889,513	$0.01
August 31, 2027	1,358,993	$0.01
	4,633,855

During the three months ended March 31, 2022, the Company issued 170,668 shares of its common stock upon the cashless exercise of pre-funded warrants to purchase 176,554 shares of common stock. During the year ended December 31, 2021, no warrants were exercised.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended
	March 31,
	2022	2021
Risk-free interest rate	1.7%	0.7%
Expected volatility	89%	91%
Expected term (in years)	6.3	6.2
Expected dividend yield	—%	—%

 Stock compensation expense for the ESPP was immaterial for the three months ended March 31, 2022 and 2021.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$200	$126
General and administrative	348	217
	$548	$343

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, timing of future events and future financial performance, includes forward-looking statements that are based upon current beliefs, plans and expectations and involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause our actual results and the timing of selected events to differ materially from those described in or implied by the forward-looking statements contained in this Quarterly Report. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer and utilizing our cost efficient, contract research organization (CRO) independent product development platform to partner with ex-U.S. companies to develop and commercialize innovative products in the United States.

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by rapid subcutaneous injection for the treatment of sarcoma in North America. The ENVASARC Phase 2 pivotal trial (the ENVASARC trial) began dosing in December 2020 at 300mg of envafolimab every three weeks in cohort A, and 300mg of envafolimab every three weeks in combination with Yervoy® at 1mg/kg every three weeks for four doses in cohort B, in the sarcoma subtypes of undifferentiated pleomorphic sarcoma (UPS) and myxofibrosarcoma (MFS). In December 2021, the independent data monitoring committee (IDMC) reviewed interim safety and efficacy data from 18 patients enrolled into each cohort who completed a minimum of 12 weeks of efficacy evaluations (two on-treatment scans).  The objective response rate (ORR) by blinded independent central review (BICR) in each cohort satisfied the prespecified futility rule of having at least one response in each cohort. Envafolimab was well tolerated, with only a single Grade 3 related adverse event reported in 36 patients. Based on the tolerability profile and the significantly higher ORR observed in lower weight patients, the IDMC recommended the trial continue, using a higher dose of envafolimab of 600mg every three weeks. Given the activity demonstrated by higher doses of envafolimab in completed trials, including in the pivotal trial in MSI-H/dMMR cancer that was the basis for approval of envafolimab in China, we agreed with the IDMC guidance and proposed a doubling of the envafolimab dose to 600mg every three weeks to the U.S. Food and Drug Administration (FDA) in an amendment which was cleared without comment. The ENVASARC trial will now assess up to 80 new patients in a cohort of single agent envafolimab at 600mg every three weeks and up to 80 new patients in a cohort of envafolimab at 600mg every three weeks with Yervoy at 1mg/kg every three weeks for four doses. Nine of 80 responses by BICR in either cohort are needed to satisfy the primary objective of the trial which is to statistically exceed the known 4% ORR of Votrient® (pazopanib), the only FDA-approved treatment for patients with refractory UPS or MFS. Achieving the primary endpoint of ORR could be the basis for accelerated approval of envafolimab by the FDA as a single agent and/or in combination with Yervoy. The trial will provide at least 86% power to demonstrate the lower bound of the 95% confidence interval is greater than 5% in each cohort, which would be greater than the 4% ORR of Votrient reported in soft tissue sarcoma in its package insert. Votrient is the only approved treatment for refractory soft tissue sarcoma, which includes UPS and MFS.

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

In June 2021, we received orphan drug designation (ODD) for envafolimab for the treatment of soft tissue sarcoma. The ODD application included data demonstrating that two of five patients with alveolar soft parts sarcoma (ASPS) treated with envafolimab in Phase 1 trials conducted by 3D Medicines and Alphamab demonstrated partial responses (PR), each with a duration of response greater than six months. In June and August 2021, the IDMC recommended that the ENVASARC trial proceed as planned following the review of safety data from the more than 20 patients enrolled in the trial at that time.

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

YH001 is an investigational humanized CTLA-4 IgG1 monoclonal antibody that is being developed in two Phase 1 trials by Eucure for the treatment of various cancer indications. Cytotoxic T-lymphocyte-associated protein 4 (CTLA-4) is a protein expressed on T-cells and expressed at high levels specifically on regulatory T-cells (Tregs) and contributes to the suppressor function of Tregs by acting as a checkpoint to inhibit effector T-cell immune responses to cancer cells. The CTLA-4 inhibitor Yervoy (ipilimumab) marketed by BMS has been approved as a single agent in melanoma and approved in combination with other therapies in multiple indications including non-small cell lung cancer (NSCLC), renal cell carcinoma (RCC) and MSI-H/dMMR cancer. As of August 9, 2021, YH001 had been dosed in more than 34 patients in China and Australia. The Phase 1 dose escalation trial in Australia of YH001 in combination with the PD-1 antibody, toripalimab, and the Phase 1 dose escalation trial in China of YH001 as a single agent, which are sponsored by Eucure, recently completed enrollment and determined a recommended Phase 2 dose, and we expect data to be presented later this year. No CTLA-4 therapy is approved by the FDA for the treatment of soft tissue sarcoma. We intend to initiate a Phase 1/2 clinical trial of YH001 in combination with envafolimab and with doxorubicin chemotherapy, an approved treatment for soft tissue sarcoma, in the second half of 2022. Additionally, we plan to initiate trials of YH001 as a single agent or in combination with immunotherapies in other tumor types.

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

In March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. In March 2020, we also learned that I-Mab had entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a BsAb using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breaches of the TJ004309 Agreement and the Bispecific Agreement, which resulted in a binding arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce before an arbitration tribunal seated in New York City (the Tribunal). The Tribunal held a hearing on the merits in February 2022. As of the date of this Quarterly Report, the TJ004309 Agreement and Bispecific Agreement disputes remain under consideration by the Tribunal, and we expect their decision in 2022. We believe we may be entitled to receive payments due to I-Mab’s strategic partnership with KG Bio under the TJ004309 Agreement, although I-Mab has disputed any payment is due. In 2021, I-Mab sent us notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete,” as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking an order of specific performance requiring us to comply with I-Mab’s effort to terminate the agreement. We disagreed with I-Mab’s position and in May 2021, the Delaware Court of Chancery stayed the lawsuit filed by I-Mab and subsequently this matter was remanded and included in the proceeding before the Tribunal. The claims under the arbitration under the TJ00439 and Bispecific Agreements are substantial and complex and the result is inherently uncertain. The dispute with I-Mab has caused and could continue to cause us to incur significant costs.

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

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt under our credit facility with Silicon Valley Bank (SVB). At March 31, 2022, we had cash and cash equivalents totaling $16.6 million.

We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $9.5 million and $5.1 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, we had an accumulated deficit of $217.2 million.

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

In the event that I-Mab licenses rights to TJ004309 to a third party, we would be entitled to receive escalating portions of royalty and non-royalty consideration received by I-Mab with respect to territories outside of Greater China. In the event that I-Mab commercializes TJ004309, we would be entitled to receive a royalty on net sales by I-Mab in North America ranging from the mid-single digits to low double digits, and in the EU and Japan in the mid-single digits. The portions of certain third party royalty and non-royalty consideration and the royalty from net sales by I-Mab to which we would be entitled escalate based on the phase of development and relevant clinical trial obligations we complete under the TJ004309 Agreement, ranging from a high-single digit to a mid-teen percentage of non-royalty consideration as well as a double digit percentage of royalty consideration. In March 2020, I-Mab issued a press release announcing a strategic partnership with KG Bio, whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. On April 8, 2020, we issued a notice of dispute regarding possible breach of the TJ004309 Agreement, which resulted in a binding arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce before the Tribunal. The Tribunal held a hearing on the merits in February 2022. As of the date of this Quarterly Report, the TJ004309 Agreement dispute remains under consideration by the Tribunal, and we expect their decision in 2022. We believe we may be entitled to receive payments due to I-Mab’s strategic partnership with KG Bio under the TJ004309 Agreement, although I-Mab has disputed any payment is due.

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

In March 2020, we learned that I-Mab had entered into two license and collaboration agreements with ABL Bio in July 2018. Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a BsAb using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breach of the Bispecific Agreement, which resulted in a binding arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce before the Tribunal. The Tribunal held a hearing on the merits in February 2022. As of the date of this Quarterly Report, the Bispecific Agreement dispute remains under consideration by the Tribunal, and we expect their decision in 2022. The claims under the arbitration under the Bispecific Agreement are substantial and complex and the result is inherently uncertain. The dispute with I-Mab has caused and could continue to cause us to incur significant costs.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated.

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Third-party research and development expenses:
Envafolimab	$1,470	$781
YH001	21	—
TRC102	94	10
TJ004309	187	300
Total third-party research and development expenses	1,772	1,091
Unallocated expenses	1,221	1,193
Total research and development expenses	$2,993	$2,284

Unallocated expenses consist primarily of our internal personnel and facility related costs.

We expect our current level of research and development expenses to increase in the remainder of 2022 due to the continued enrollment of the ENVASARC trial and initiation of a Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include legal services, including those associated with the TJ004309 Agreement and BsAb Agreement arbitration, insurance, occupancy costs, accounting services, and the cost of various consultants.

We anticipate that our general and administrative expenses for the remainder of 2022 will decrease with the conclusion of the hearing on the TJ004309 Agreement and Bispecific Agreement.

Other Income (Expense)

Other income (expense) primarily consists of interest related to our loan agreement with SVB offset in part by interest income from our short-term investments and cash equivalents.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021	Change
	(in thousands)
Research and development expenses	$2,993	$2,284	$709
General and administrative expenses	6,453	2,671	3,782
Other expense	(27)	(109)	82

Research and development expenses. Research and development expenses were $3.0 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $0.7 million was primarily due to the continued enrollment of the ENVASARC trial.

General and administrative expenses. General and administrative expenses were $6.5 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $3.8 million was primarily due to legal expenses incurred in connection with the arbitration of disputes related to the TJ004309 Agreement and Bispecific Agreement.

Other expense. Other expense was $27,000 and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Our sources of cash liquidity include our cash and cash equivalents. We believe that our cash and cash equivalents as of March 31, 2022 will be sufficient to fund the current requirements of working capital and other financial commitments, including our long-term debt and operating lease obligations, into 2023. Based on our current business plan, we believe that there is substantial doubt as to whether our existing cash and cash equivalents will be sufficient to meet our obligations as they become due within one year from the date the unaudited condensed consolidated financial statements are issued.

We may fund our future liquidity needs by selling shares of our common stock under existing common stock purchase agreements, including our common stock purchase agreement with Aspire Capital and our Capital on DemandTM sales agreement with JonesTrading Institutional Services LLC (JonesTrading). In addition to our existing common stock purchase agreements, we periodically consider various other financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments, if any, or other market conditions.

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2022, we had an accumulated deficit of $217.2 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to increase in the remainder of 2022 due to the continued enrollment of the ENVASARC trial and the initiation of a Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Common Stock Purchase Agreement with Aspire Capital

In October 2019, as amended in April 2020, we entered into the 2019 Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations of the 2019 Purchase Agreement, Aspire Capital is committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time during the 30 month term of the 2019 Purchase Agreement and at prices based on the market price of our common stock at the time of each sale. In consideration for entering into the 2019 Purchase Agreement and concurrently with the execution of the 2019 Purchase Agreement, we issued to Aspire Capital 142,658 shares of our common stock. As of March 31, 2022, we had sold an aggregate of approximately 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $9.6 million.

ATM Facility

In December 2020, as amended in March 2022, we entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, $50.0 million of which remains available for sale as of March 31, 2022. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3 subject to limitations on the amount of securities the Company may sell pursuant to its effective registration statement on Form S-3 within any 12 month period, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement.

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

The 2018 Amended SVB Loan is collateralized by substantially all of our assets, other than our intellectual property, and contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be required to immediately repay all obligations under the 2018 Amended SVB Loan. As of March 31, 2022, we were in compliance with all covenants and conditions of the 2018 Amended SVB Loan.

As of March 31, 2022, the total outstanding balance owed under the 2018 Amended SVB Loan amounted to $0.7 million and future minimum principal and interest payments under the 2018 Amended SVB Loan, including the final payment, were $1.0 million, and the loan will be paid in full on June 1, 2022.

Operating Lease Obligations

Our operating lease obligations relate to our corporate headquarters in San Diego, California, which expires in April 2027. As of March 31, 2022, future minimum lease payments under this lease were $0.2 million and $0.6 million for each of the next 12 and 24 months, respectively.

Other Obligations

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(6,742)	$(4,859)
Investing activities	(4)	(4)
Financing activities	(686)	(860)
Change in cash and cash equivalents	$(7,432)	$(5,723)

Operating activities. Net cash used in operating activities was $6.7 million and $4.9 million for the three months ended March 31, 2022 and 2021, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities. Net cash used in investing activities was $4,000 for the three months ended March 31, 2022 and 2021.

Financing activities. Net cash used in financing activities was $0.7 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively, and primarily resulted from $0.7 million in repayments on borrowings under our SVB loan agreement.

Funding Requirements

At March 31, 2022, we had cash and cash equivalents totaling $16.6 million. We believe that our cash and cash equivalents as of March 31, 2022, will be sufficient to fund our obligations into 2023. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. These uncertainties raise substantial doubt about our ability to continue as a going concern for a period of 12 months following the date that the accompanying unaudited condensed consolidated financial statements were issued.

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

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2022, the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For a description of our disputes and related proceedings with I-Mab, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, together with the other information contained in this Quarterly Report and in our other public filings with the SEC. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

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

•

We depend in part on NCI and other third-party sponsors to advance clinical development of TRC102. If these third-party sponsors ceased their support for our product candidates, our ability to advance clinical development of product candidates could be limited and we may not be able to pursue the number of different indications for our product candidates that are currently being pursued.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage company with limited operating history. All the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $9.5 million and $5.1 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, we had an accumulated deficit of $217.2 million.

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

At March 31, 2022, we had cash and cash equivalents totaling $16.6 million. Based upon our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into 2023. We will need additional funding to complete the development and commercialization of product candidates, including envafolimab and YH001. In addition, in November 2018, we entered into separate collaboration and clinical trial agreements with I-Mab for the development of multiple immuno-oncology programs, in December 2019 we entered into a collaboration and clinical trial agreement with 3D Medicines and Alphamab, and in October 2021 we entered into a collaborative development and commercialization agreement with Eucure and Biocytogen. Under these agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations. We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches. As more fully discussed in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of 12 months following the date these accompanying unaudited condensed consolidated financial statements were issued.

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

In December 2020, as amended in March 2022, we entered into a Capital on DemandTM Sales Agreement (JonesTrading Agreement) with JonesTrading Institutional Services LLC (JonesTrading) pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, $50.0 million of which remains available for sale as of March 31, 2022. In October 2019, we entered into a Common Stock Purchase Agreement (2019 Purchase Agreement) with Aspire Capital Fund, LLC (Aspire Capital) pursuant to which, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, as amended in April 2020, Aspire Capital committed to purchase up to an aggregate of $15.0 million of shares of our common stock at our request from time to time. As of March 31, 2022, we had sold an aggregate 4.8 million shares of common stock under the 2019 Purchase Agreement with Aspire Capital for net proceeds of $9.6 million. While the JonesTrading Agreement and 2019 Purchase Agreement provide us with additional options to raise capital through sales of our common stock, there can be no guarantee that we will be able to sell shares under either agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the JonesTrading Agreement from time to time, and while Aspire Capital is obligated to purchase shares of our common stock under the 2019 Purchase Agreement, the obligation is subject to our satisfaction of various conditions which we may not be able to meet in the future. If sales are made under either the JonesTrading Agreement or the 2019 Purchase Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

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

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.*

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Even if product candidates demonstrate favorable results in ongoing or planned

Phase 1 and 2 clinical trials, many product candidates fail to show desired safety and efficacy traits in late-stage clinical trials despite having progressed through earlier trials. In addition to the potential lack of safety or efficacy of product candidates, clinical trial failures may result from a multitude of factors including flaws in trial design, manufacture of clinical trial material, dose selection and patient enrollment criteria, or differences in determination of progression events by investigators compared to central radiographic reviewers. With respect to envafolimab and YH001, while results of trials conducted by others outside of the United States have been promising, they may not be predictive of results in U.S. trials due to differences in trial design, target indications, patient populations, availability of alternative treatments and other factors. Based upon the recommendation of the IDMC following an interim analysis of data from the ENVASARC trial, we will proceed in the trial using a dose of envafolimab that is twice the dose administered to the first patients in the trial. While dosing at higher levels has shown promising results in other trials outside of the United States, we cannot be certain that we will observe similar results in the ENVASARC trial, including whether the higher dose will result in tolerability issues that were not encountered with the lower dose. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. If patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

Our product candidates or those of our partners may cause adverse events or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.*

Adverse events (AEs) caused by product candidates or other potentially harmful characteristics of product candidates could cause us, our partners, including Eucure, Biocytogen, 3D Medicines, Alphamab or the NCI, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval.

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

Our ability to realize value from any product candidates developed under our agreements with I-Mab will depend in part on I-Mab’s activities and willingness to fund future development.*

Pursuant to the terms of our strategic collaboration and clinical trial agreements with I-Mab, we are largely responsible for clinical development activities and I-Mab is responsible for pre-clinical development and manufacturing activities. Consequently, our ability to realize value or generate any revenues from the development of product candidates in collaboration with I-Mab will depend in part on I-Mab’s willingness and ability to successfully complete pre-clinical development and manufacturing activities, in addition to funding agreed-upon portions of the costs of clinical development.  We have limited control over the amount and timing of resources that I-Mab will dedicate to its respective efforts, and have limited rights in the event that I-Mab determines to cease development or manufacturing activities or funding for any product candidate under the collaboration.  We could also encounter disagreements with I-Mab over the timing and scope of development or manufacturing of any product candidates or payments owed under the collaboration or which, if any, BsAb product candidates are selected for development. For example, in March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. In March 2020, we also learned that I-Mab had entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a BsAb using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement. On April 8, 2020, we issued a notice of dispute regarding possible breaches of the TJ004309 Agreement and the Bispecific Agreement, which resulted in a binding arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce before an arbitration tribunal seated in New York City (the Tribunal). The Tribunal held a hearing on the merits in February 2022. As of the date of this Quarterly Report, the TJ004309 Agreement and Bispecific Agreement disputes remain under consideration by the Tribunal, and we expect their decision in 2022. We believe we may be entitled to receive payments due to I-Mab’s strategic partnership with KG Bio under the TJ004309 Agreement, although I-Mab has disputed any payment is due. In 2021, I-Mab sent us notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete,” as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking an order of specific performance requiring us to comply with I-Mab’s effort to terminate the agreement. We disagreed with I-Mab’s position and in May 2021, the Delaware Court of Chancery stayed the lawsuit filed by I-Mab and subsequently this matter was remanded and included in the proceeding before the Tribunal. The claims under the arbitration are substantial and complex and the result is inherently uncertain. The dispute with I-Mab has caused and could continue to cause us to incur significant costs, as well as distract our management over an extended period. We cannot currently predict the outcome of the dispute with I-Mab or the arbitration, which could materially adversely affect our ability to operate our business and our financial results. Until these disputes are concluded, we will be unable to provide a timeline as to when or if we will file an IND for a BsAb under the Bispecific Agreement. Furthermore, our ability to license bispecific product candidates from I-Mab may be more limited than we previously believed.

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

We rely on third parties to conduct preclinical studies and clinical trials of product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for product candidates.*

We do not have our own capabilities to perform preclinical testing of product candidates, and therefore rely entirely on third party contractors and laboratories to conduct these studies for us. In addition, while we intend to continue designing, monitoring and managing our clinical trials of product candidates using our clinical operations and regulatory team, we still depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials at their sites under agreements with us. We will compete with many other companies for the resources of these third-party contractors, laboratories, investigators and collaborators, and the initiation and completion of our preclinical studies and clinical trials may be delayed if we encounter difficulties in engaging these third parties or need to change service providers during a preclinical study or clinical trial.

We control only certain aspects of the activities conducted for us by the third parties on which we currently rely and on which we will rely in the future for our preclinical studies and clinical trials. Nevertheless, we are responsible for ensuring that each of our clinical trials and certain of our preclinical studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. With respect to clinical trials, we and these third parties are required to comply with Good Clinical Practice requirements (cGCPs), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials must be conducted with product candidates produced under cGMPs and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state health care laws, including, among others, fraud and abuse, false claims, privacy and security, and physician payment transparency laws. Any third parties conducting our preclinical studies and clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical and clinical development programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our preclinical studies and clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize product candidates. As a result, our financial results and the commercial prospects for our product candidates or those of our partners would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

Off-label use of approved drugs could adversely impact peak sales of our product candidates if approved, including Keytruda’s off-label use in UPS/MFS.*

While no PD-(L)1 treatments are currently FDA approved in UPS/MFS or any other sarcoma subtype, Keytruda (pembrolizumab, marketed by Merck & Co.) has a compendia listing in UPS and is reimbursed for off-label use in UPS. The off-label use of Keytruda in UPS/MFS may adversely affect the peak net sales of envafolimab in UPS/MFS and other sarcoma subtypes, if envafolimab is approved by the FDA and commercialized in the United States. Similarly, while no CTLA-4 therapy is approved by the FDA for the treatment of soft tissue sarcoma, if YH001 is approved, it may nevertheless compete with the currently marketed CTLA-4 inhibitor ipilimumab (Yervoy, marketed by Bristol Myers Squibb), which is approved by the FDA in multiple indications other than soft tissue sarcoma.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative changes to the statute will remain in effect through 2031 unless additional Congressional action is taken. However, COVID-19 pandemic relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester.  In January 2013, former U.S. President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump signed several executive orders that attempt to implement several of the Trump administration proposals. The FDA also released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing the former President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2021, we had U.S. federal and California net operating loss carryforwards (NOLs) of approximately $179.4 million and $144.4 million, respectively, which expire in various years beginning in 2030, if not utilized. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, federal NOLs generated in tax years beginning after 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. As of December 31, 2021, we had federal and California research and development and Orphan Drug tax credit carryforwards of approximately $11.8 million and $2.7 million, respectively. The federal research and development and Orphan Drug tax credit carryforwards expire in various years beginning in 2031, if not utilized. The California research and development credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

If we fail to attract and keep senior management and key clinical operations and regulatory personnel, we may be unable to successfully develop product candidates and execute our business strategy.*

We are highly dependent on members of our senior management, including Charles Theuer, M.D., Ph.D., our President and Chief Executive Officer. Our clinical development strategy and ability to directly manage or oversee our on-going and planned clinical trials are also dependent on the members of our clinical operations and regulatory team. The loss of the services of any of these persons could impede the development of product candidates and our ability to execute our business strategy. We may be particularly impacted by the unexpected loss of employees due to our small employee base and limited ability to quickly shift responsibilities to other employees in our organization. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining other qualified employees for our business, including scientific, quality assurance and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense, particularly in the San Diego, California area, and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. The inability to recruit or loss of the services of any executive or key employee could impede the progress of our development and strategic objectives

The COVID-19 pandemic could continue to adversely impact our business, including our clinical trials, supply chain and business development activities.*

COVID-19, a novel strain of coronavirus (together with its variants, COVID-19), has become a global pandemic and many states and municipalities in the United States announced aggressive actions to reduce the spread of COVID-19, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Since then, almost all of our employees have been telecommuting, which has impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. The effects of government actions and our own policies and those of third parties to reduce the spread of COVID-19 may negatively impact productivity and slow down or delay our ongoing and future clinical trials, preclinical studies and research and development activities, and may cause disruptions to our supply chain. In addition, travel restrictions, quarantine requirements and shutdowns in business operations as a result of the pandemic have limited our ability to pursue our business development strategy with respect to China-based biopharmaceutical companies seeking U.S. drug development expertise. In the event that government authorities were to enhance current restrictions, our employees who currently are not telecommuting may no longer be able to access our facilities, and our operations may be further limited or curtailed.

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

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. Our ongoing or planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory agencies. We and our CROs have also made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA, and may need to make further adjustments in the future. Many of these adjustments are new and untested, may not be effective, and may have unforeseen effects on the enrollment, progress and completion of these trials and the findings from these trials. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

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

In addition, the stock market in general, and the Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2021 through April 29, 2022, the closing price of our common stock has ranged between $2.01 and $11.65 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

General Risk Factors

We are subject to stringent and changing obligations related to data privacy and security.  Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations, reputational harm, and other adverse business impacts.*

In the ordinary course of business, we process personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities also subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. The California Consumer Privacy Act of 2018, or CCPA, imposes obligations on businesses to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy laws.  For example, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, and Utah passed the Consumer Privacy Act, all of which  become effective in 2023.  In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

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

If our information technology systems or data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations and harm to our reputation.*

In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets. We may rely upon third-party service providers and technologies to operate critical business systems to process confidential and personal information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to business partners, and other functions.  Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.  We may share or receive sensitive data with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase.  These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage and are expected to continue to engage in cyber attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities.  During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Additionally, past or future business transactions (such as acquisitions or integrations), if any, could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.*

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our unaudited condensed consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TRACON Pharmaceuticals, Inc.

3.3(1)	Amended and Restated Bylaws.

4.1(3)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Registration Rights Agreement, dated October 18, 2019, by and between the Registrant and Aspire Capital Fund, LLC

4.3(5)	Securities Purchase Agreement, dated March 22, 2018, among the Registrant and the purchasers listed on Exhibit A thereto.

4.4(5)	Form of Pre-Funded Warrant dated March 27, 2018.

4.5(5)	Form of Common Warrant dated March 27, 2018.

4.7(7)	Securities Purchase Agreement, dated August 26, 2020, by and between the Registrant and the purchaser listed on Exhibit A thereto (including the form of Pre-Funded Warrant).

4.8(8)	Securities Purchase Agreement, dated August 28, 2020, by and between the Registrant and the purchasers listed on Exhibit A thereto (including the form of Pre-Funded Warrant).

4.9(9)	Securities Purchase Agreement, dated December 21, 2020, by and between the Registrant and the purchasers listed on Exhibit A thereto.

4.10(10)	Securities Purchase Agreement, dated December 28, 2020, by and between the Registrant and the purchaser listed on Exhibit A thereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description of Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 9, 2020.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 21, 2019.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 23, 2018.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2020.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 27, 2020.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2020.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2020.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 29, 2020.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: May 11, 2022	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	/s/ Scott B. Brown, CPA
Scott B. Brown, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)