Form 10-Q
period 2022-06-30
Tracon Pharmaceuticals, Inc.
filed 2022-08-10
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

The number of outstanding shares of the registrant’s common stock as of August 5, 2022 was 21,421,798.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,580	$24,072
Prepaid and other assets	576	864
Total current assets	14,156	24,936
Property and equipment, net	50	50
Other assets	1,471	1,571
Total assets	$15,677	$26,557
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,002	$10,753
Accrued compensation and related expenses	1,061	1,532
Long-term debt, current portion	—	1,391
Total current liabilities	12,063	13,676
Other long-term liabilities	1,072	1,167
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at June 30, 2022 and December 31, 2021; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 40,000,000 at June 30, 2022 and December 31, 2021; issued and outstanding shares — 21,421,798 and 19,445,903 at June 30, 2022 and December 31, 2021, respectively	21	19
Additional paid-in capital	226,000	219,471
Accumulated deficit	(223,479)	(207,776)
Total stockholders’ equity	2,542	11,714
Total liabilities and stockholders’ equity	$15,677	$26,557

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Collaboration revenue	$—	$346	$—	$346
Operating expenses:
Research and development	2,923	3,068	5,916	5,352
General and administrative	3,316	6,126	9,769	8,797
Total operating expenses	6,239	9,194	15,685	14,149
Loss from operations	(6,239)	(8,848)	(15,685)	(13,803)
Other income (expense):
Interest income (expense), net	8	(91)	(18)	(200)
Other income, net	1	—	—	—
Total other income (expense)	9	(91)	(18)	(200)
Net loss	$(6,230)	$(8,939)	$(15,703)	$(14,003)

Net loss per share, basic and diluted	$(0.31)	$(0.58)	$(0.79)	$(0.90)
Weighted-average shares outstanding, basic and diluted	20,268,220	15,497,315	19,940,424	15,488,359

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	19,445,903	$19	$219,471	$(207,776)	$11,714
Stock-based compensation expense	—	—	548	—	548
Issuance of common stock, net of offering costs	10,389	—	—	—	—
Issuance of common stock upon cashless exercise of pre-funded warrants	170,668	1	—	—	1
Net loss	—	—	—	(9,473)	(9,473)
Balance at March 31, 2022	19,626,960	20	220,019	(217,249)	2,790
Stock-based compensation expense	—	—	535	—	535
Issuance of common stock under equity plans	23,461	—	49	—	49
Issuance of common stock and warrants, net of offering costs	1,771,377	1	5,397	—	5,398
Net loss	—	—	—	(6,230)	(6,230)
Balance at June 30, 2022	21,421,798	$21	$226,000	$(223,479)	$2,542

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	15,478,787	$15	$204,166	$(179,109)	$25,072
Stock-based compensation expense	—	—	343	—	343
Issuance of common stock under equity plans	2,024	—	14	—	14
Offering costs	—	—	(8)	—	(8)
Net loss	—	—	—	(5,064)	(5,064)
Balance at March 31, 2021	15,480,811	15	204,515	(184,173)	20,357
Stock-based compensation expense	—	—	417	—	417
Issuance of common stock under equity plans	21,153	1	79	—	80
Net loss	—	—	—	(8,939)	(8,939)
Balance at June 30, 2021	15,501,964	$16	$205,011	$(193,112)	$11,915

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(15,703)	$(14,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,083	760
Depreciation and amortization	9	6
Noncash interest	7	39
Amortization of debt discount	2	13
Amortization of premium/discount on short-term investments	—	(1)
Lease asset amortization and liability accretion, net	(12)	(19)
Equity ownership license revenue	—	(246)
Changes in assets and liabilities:
Prepaid expenses and other assets	288	232
Accounts payable and accrued expenses	38	4,831
Accrued compensation and related expenses	(471)	(645)
Net cash used in operating activities	(14,759)	(9,033)
Cash flows from investing activities
Purchase of property and equipment	(6)	(30)
Proceeds from the maturity of available-for-sale short-term investments	—	4,000
Net cash (used in) provided by investing activities	(6)	3,970
Cash flows from financing activities
Repayment of long-term debt	(1,680)	(1,400)
Proceeds from sale of common stock and pre-funded warrants, net of offering costs	5,904	(182)
Proceeds from issuance of common stock under equity plans	49	94
Net cash provided by (used in) financing activities	4,273	(1,488)
Change in cash and cash equivalents	(10,492)	(6,551)
Cash and cash equivalents at beginning of period	24,072	32,131
Cash and cash equivalents at end of period	$13,580	$25,580

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

TRACON Pharmaceuticals, Inc. (TRACON or the Company) was incorporated in the state of Delaware on October 28, 2004. TRACON is a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, and utilizes its cost efficient, contract research organization (CRO) independent product development platform to partner with other life science companies to develop and commercialize innovative products in the United States.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TRACON Pharma Limited and TRACON Pharma International Limited, which were formed in September 2015 and January 2019, respectively, and are currently inactive. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

As of June 30, 2022, the Company has devoted substantially all its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of June 30, 2022, the Company had an accumulated deficit of $223.5 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At June 30, 2022, the Company had cash and cash equivalents of $13.6 million. Based on the Company’s current business plan, management believes that there is substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they become due within 12 months from the date the unaudited condensed consolidated financial statements are issued. The Company’s ability to execute its operating plan through 2023 and beyond depends on its ability to obtain additional funding through equity offerings, debt financings, or potential licensing and collaboration arrangements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of 12 months following the date that these unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through its existing cash and cash equivalents, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. In addition, the Company may fund its losses from operations through the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading in December 2020, as amended in March 2022, pursuant to which the Company may sell, at its option, up to an aggregate of $50.0 million of the Company’s common stock, $48.0 million of which remained available for sale as of June 30, 2022. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as adverse macroeconomic developments, such as the ongoing military conflict between Ukraine and Russia, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate in the future, it may make any additional debt or equity financing more difficult, more costly, and more dilutive. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans, which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, included in its Annual Report on Form 10-K filed with the SEC on March 15, 2022.

Risks and Uncertainties

COVID-19, a novel strain of coronavirus (together with its variants, COVID-19), has become a global pandemic. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present risks for our strategy, operational, talent recruiting and retention, and workplace culture.

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

The Company’s objective is to reflect the appropriate trial expenses in its unaudited condensed consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2022 and 2021, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	June 30,
	2022	2021
Warrants to purchase common stock	6,837,032	4,810,409
Common stock options	2,246,310	1,260,367
ESPP shares	1,040	1,244
	9,084,382	6,072,020

2.	Investments, Cash Equivalents and Fair Value Measurements

At June 30, 2022 and December 31, 2021, the Company had no short-term investments. The Company classifies all investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

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

Cash equivalents, which are classified as equity securities, and equity securities consisted of the following (in thousands):

	June 30, 2022				December 31, 2021
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds included in cash equivalents	$—	$—	$—	$—	$5,003	$—	$—	$5,003
Equity securities included in other assets(1)	246	—	—	246	246	—	—	246
	$246	$—	$—	$246	$5,249	$—	$—	$5,249

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

In May 2018, the Company entered into a third amendment to its Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the 2018 Amended SVB Loan) under which the Company borrowed $7.0 million, all of which was immediately used to repay the Company’s then existing loan with SVB (the 2017 Amended SVB Loan).

The 2018 Amended SVB Loan matured in June 2022 and in accordance with its terms, the Company paid a final payment of $0.3 million associated with the payoff of the 2018 Amended SVB Loan.

At June 30, 2022, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
May 3, 2025	5,363	$26.10
	13,906

4.	Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each license agreement is generally cancelable by the Company, given appropriate prior written notice. At June 30, 2022, potential future milestone payments under these agreements totaled an aggregate of $9.6 million.

5.	Stockholders’ Equity

Sale of Common Stock and Pre-Funded Warrants

In June 2022, the Company issued and sold 841,989 shares of its common stock at a purchase price of $1.32 per share and pre-funded warrants to purchase 2,205,018 shares of its common stock at a purchase price of $1.31 per share of underlying common stock with an exercise price of $0.01 per share of underlying common stock (the 2022 Pre-Funded Warrants) for net proceeds of approximately $3.9 million in a registered direct offering (the Offering) with an accredited institutional healthcare-focused fund. In accordance with their terms, the 2022 Pre-Funded Warrants may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such exercise. The 2022 Pre-Funded Warrants were recorded as a component of stockholders’ equity within additional paid-in capital on the consolidated balance sheets. In connection with the Offering, the Company amended two existing pre-funded warrants to purchase shares of the Company’s common stock held by the same institutional healthcare-focused fund to extend the exercise periods and to permit exercise in excess of a similar 19.99% limit following approval of the Company’s stockholders of such exercise.

At-The-Market Issuance Sales Agreement

In December 2020, as amended in March 2022, the Company entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $50.0 million of the Company’s common stock through JonesTrading, as sales agent or principal, $48.0 million of which remains available for sale as of June 30, 2022. Sales of the Company’s common stock made pursuant to the Sales Agreement with JonesTrading, if any, will be made on the Nasdaq Capital Market under the Company’s effective registration statement on Form S-3, subject to limitations on the amount of securities the Company may sell pursuant to its effective registration statement on Form S-3 within any 12-month period, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement.

Equity Plan Activity

During the three and six months ended June 30, 2022, the Company issued 0 shares of common stock upon the exercise of outstanding stock options, 0 shares of common stock upon the vesting of restricted stock units, and 23,461 shares of common stock in connection with the employee stock purchase plan (the ESPP). During the year ended December 31, 2021, the Company issued 3,727 shares of common stock upon the exercise of outstanding stock options, 0 shares of common stock upon the vesting of restricted stock units, and 36,687 shares of common stock in connection with the ESPP.

Common Stock Warrants

As of June 30, 2022, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
March 27, 2024	1,369,602	$27.00
May 3, 2025	5,363	$26.10
August 27, 2030	1,889,513	$0.01
August 31, 2030	1,358,993	$0.01
June 21, 2032	2,205,018	$0.01
	6,837,032

During the three and six months ended June 30, 2022, the Company issued 0 and 170,668 shares of its common stock upon the cashless exercise of pre-funded warrants to purchase 176,554 shares of common stock, respectively. During the year ended December 31, 2021, no warrants were exercised.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Risk-free interest rate	3.6%	1.0%	1.9%	0.8%
Expected volatility	93%	90%	90%	90%
Expected term (in years)	5.5	6.0	6.2	6.2
Expected dividend yield	—%	—%	—%	—%

 Stock compensation expense for the ESPP was immaterial for the three and six months ended June 30, 2022 and 2021.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$209	$145	$409	$271
General and administrative	326	272	674	489
	$535	$417	$1,083	$760

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer and utilizing our cost efficient, contract research organization (CRO) independent product development platform to partner with other life science companies to develop and commercialize innovative products in the United States.

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

In August, we announced that the ENVASARC trial will proceed as planned after the IDMC reviewed three weeks of safety data for the more than 20 patients enrolled in the trial as of June 30, 2022. The safety data reviewed included data from more than 10 patients enrolled into cohort A of treatment with single agent envafolimab at 600 mg every three weeks and more than 10 patients enrolled into cohort B of treatment with envafolimab at 600 mg every three weeks and Yervoy (ipilimumab). In July, we dosed the 36th patient in the ENVASARC trial at the 600 mg dose which triggers the initial interim efficacy analysis following the 12-week efficacy scan of the 36th dosed patient to allow for determination of the preliminary ORR, which we expect in the fourth quarter of 2022. There must be at least one response among the initial 18 patients enrolled at 600mg into each cohort to continue enrollment in that cohort per the futility rules of the trial. A second interim efficacy analysis at the 600mg dose is planned following the 12-week efficacy scan in the 92nd dosed patient, to allow for determination of the preliminary ORR, which we expect in 2023. There must be at least three responses among the initial 46 patients enrolled at 600mg into each cohort to continue enrollment in that cohort per the futility rules of the trial.

We applied for fast track designation with the FDA for envafolimab for the treatment of soft tissue sarcoma subtypes in the United States in July, and assuming sufficient patient responses in line with meeting the ENVASARC trial endpoint, intend to apply for breakthrough designation following the initial efficacy interim analysis. We expect to complete enrollment by the end of 2023, have final response assessment data including duration of response in all patients from the ENVASARC trial in 2024, and, assuming positive data, to submit a biologics license application (BLA) to the FDA seeking accelerated approval in 2024. At any time that we reach nine responses in each cohort and meet the endpoint, we expect to discuss the submission process with the FDA.

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

In November 2021, we announced that our partners 3D Medicines and Alphamab had received marketing authorization for envafolimab from the Chinese National Medical Products Association in the indication of microsatellite instability-high (MSI-H) or mismatch repair deficient (dMMR) cancer.

Our other clinical stage oncology product candidates include YH001, which is a monospecific investigational cytotoxic T-lymphocyte-associated protein 4 (CTLA-4) antibody, that we licensed from Eucure (Beijing) Biopharma Co., Ltd. (Eucure) and Biocytogen Pharmaceuticals (Beijing) Co., Ltd. (Biocytogen) in October 2021, TRC102, which is a small molecule that has been studied in Phase 1 and Phase 2 trials for the treatment of mesothelioma, lung cancer, glioblastoma and solid tumors, and TJ004309, which is a CD73 antibody in Phase 1 clinical development for the treatment of solid tumors, that we licensed from I-Mab Biopharma (I-Mab) in November 2018.

YH001 is an investigational humanized CTLA-4 IgG1 monoclonal antibody that is being developed in two Phase 1 trials by Eucure for the treatment of various cancer indications. CTLA-4 is a protein expressed on T-cells and expressed at high levels specifically on regulatory T-cells (Tregs) and contributes to the suppressor function of Tregs by acting as a checkpoint to inhibit effector T-cell immune responses to cancer cells. The CTLA-4 inhibitor Yervoy (ipilimumab) marketed by BMS has been approved as a single agent in melanoma and approved in combination with other therapies in multiple indications including non-small cell lung cancer, renal cell carcinoma (RCC) and MSI-H/dMMR cancer. As of August 9, 2021, YH001 had been dosed in more than 34 patients in China and Australia. Data from the Phase 1 dose escalation trial in Australia of YH001 in combination with the PD-1 antibody, toripalimab, were presented at the American Society of Clinical Oncology 2022 Annual Meeting, and YH001 was well tolerated up to 4 mg/kg when combined with toripalimab in the 24 patients as of the December 31, 2021 data cut-off date. The Phase 1 dose escalation trial in China of YH001 as a single agent, recently completed enrollment and determined a recommended Phase 2 dose, and we expect data to be presented later this year. No CTLA-4 therapy is approved by the FDA for the treatment of soft tissue sarcoma. We intend to initiate a Phase 1/2 clinical trial of YH001 in combination with envafolimab and with doxorubicin chemotherapy, an approved treatment for soft tissue sarcoma, in the second half of 2022. Additionally, we plan to initiate trials of YH001 as a single agent or in combination with immunotherapies in other tumor types.

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting DNA base excision repair (BER). In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and we believe promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy for the treatment of cancer patients. TRC102 has been studied in Phase 1 or Phase 2 trials in mesothelioma patients in combination with the approved chemotherapeutic Alimta® (pemetrexed), in glioblastoma, ovarian cancer, lung and colorectal cancer patients in combination with the approved chemotherapeutic Temodar® (temozolomide) and in lung cancer patients in combination with the approved chemotherapeutics Alimta and cisplatin as well as external beam radiation (i.e., chemoradiation). All current TRC102 trials are sponsored and funded by the National Cancer Institute (NCI). We retain global rights to develop and commercialize TRC102 in all indications. In October 2020, we received ODD from the FDA for TRC102 for the treatment of patients with malignant glioma, including glioblastoma. O6-methylguanine DNA methyltransferase (MGMT) deficiency is observed in about one-third of glioblastoma patients, and a prior study of Temodar and TRC102 reported at the Society for Neuro-Oncology in 2018 demonstrated that two MGMT deficient glioblastoma patients had prolonged survival when treated with Temodar and TRC102 after progressing previously on Temodar and radiation therapy. A December 2020 publication in Cancer Cell also demonstrated Temodar and TRC102 were active in MGMT deficient patients with colorectal cancer. Based on these data, we believe a trial in first line glioblastoma patients of Temodar, radiation therapy and TRC102 is warranted and are discussing further development with investigators at this time. In addition, based on data presented at the ASCO 2020 virtual meeting that the combination of chemoradiation and TRC102 produced objective responses in all 15 evaluable patients with advanced localized lung cancer treated in a Phase 1 trial, in January 2022, the NCI initiated a randomized trial of chemoradiation with or without TRC102, followed by consolidative durvalumab treatment. The primary objective is to improve the 56% progression free survival rate with current standard of care to 75% with current standard of care plus TRC102. The trial began enrollment in June 2022 and is expected to be complete in 2024.

TJ004309, also known as TJD5 or uliledlimab, is a novel humanized antibody against CD73 expressed on stromal cells and tumors that converts extracellular adenosine monophosphate to the immunosuppressive metabolite adenosine. We are developing TJ004309 in collaboration with I-Mab under a strategic collaboration and clinical trial agreement that we entered into in November 2018 (the TJ004309 Agreement). In July 2019, we began enrollment in a Phase 1 clinical trial to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with the PD-L1 checkpoint inhibitor Tecentriq® in patients with advanced solid tumors, and in June 2021 we presented data from the ongoing Phase 1 trial at the ASCO 2021 virtual meeting. In a poster presentation titled “The safety, pharmacokinetics (PK), pharmacodynamics (PD) and clinical efficacy of uliledlimab (TJ004309), a differentiated CD73 antibody, in combination with atezolizumab in patients with advanced cancer,” uliledlimab was found to be well-tolerated up to 20mg/kg every three weeks and 15mg/kg once weekly as a monotherapy and in combination therapy with atezolizumab 1200mg every three weeks and no dose limiting toxicity was observed and the maximum tolerated dose was not reached. There was one complete response in a PD-(L)1 naïve patient, two PRs with one PR in a PD-(L)1 naïve patient and one PR in a PD-(L)1 refractory patient, and three cases of stable disease (SD) following treatment with uliledlimab and atezolizumab. We expect to complete the TJ004309 Phase 1 trial by the end of September 2022.

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

In June 2020, I-Mab commenced an arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce (the ICC) before an arbitration tribunal seated in New York City (the Tribunal) after we invoked contractual dispute resolution provisions asserting that I-Mab had breached its contractual obligations concerning two strategic collaboration and clinical trial agreements with us entered into in November 2018.  Those strategic collaboration and clinical trial agreements relate to the development of TJ004309 and five of I-Mab’s proprietary bispecific antibody product candidates to be nominated by I-Mab within a five-year period for development and commercialization in North America. We filed counterclaims in the arbitration seeking to recover over $200 million in damages from I-Mab based on I-Mab’s breaches of the two strategic collaboration and clinical trial agreements. In 2021, I-Mab sent us notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete,” as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking a variety of relief including an order of specific performance requiring us to comply with I-Mab’s purported termination of the TJ004309 Agreement. In May 2021, the Delaware Court of Chancery stayed the lawsuit in favor of arbitration. The Tribunal held a hearing on the merits in February 2022, and final post-hearing briefs were submitted by us and I-Mab in May 2022. On June 2, 2022, the ICC informed us that it extended the time limit for the Tribunal to render a final decision in our ongoing arbitration with I-Mab until September 30, 2022. The Tribunal may ask the ICC for a further extension, if warranted. Under the applicable rules of the arbitration, the prevailing party may be awarded attorneys’ fees at the Tribunal’s discretion. The claims under the arbitration are complex; accordingly, we cannot predict the outcome of the arbitration, and we are unable to estimate the amount of recovery or damages, if any, that may be awarded by the Tribunal. The dispute with I-Mab has caused, and could continue to cause, us to incur significant costs.

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

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt. At June 30, 2022, we had cash and cash equivalents totaling $13.6 million.

We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $15.7 million and $14.0 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, we had an accumulated deficit of $223.5 million.

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

We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more product candidates, which we expect will take a number of years. If we obtain regulatory approval for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, and distribution. Accordingly, we will need to raise substantial additional capital. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts, developments under our collaboration agreements, including whether and when we receive milestone and other potential payments, the outcome of our dispute with I-Mab, and the timing and nature of the regulatory approval process for product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources. Debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Further, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as adverse macroeconomic developments, such as the ongoing military conflict between Ukraine and Russia, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop product candidates.

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

In the event that I-Mab licenses rights to TJ004309 to a third party, we would be entitled to receive escalating portions of royalty and non-royalty consideration received by I-Mab with respect to territories outside of Greater China. In the event that I-Mab commercializes TJ004309, we would be entitled to receive a royalty on net sales by I-Mab in North America ranging from the mid-single digits to low double digits, and in the EU and Japan in the mid-single digits. The portions of certain third party royalty and non-royalty consideration and the royalty from net sales by I-Mab to which we would be entitled escalate based on the phase of development and relevant clinical trial obligations we complete under the TJ004309 Agreement, ranging from a high-single digit to a mid-teen percentage of non-royalty consideration as well as a double digit percentage of royalty consideration. In March 2020, I-Mab issued a press release announcing a strategic partnership with KG Bio, whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. On April 8, 2020, we issued a notice of dispute regarding possible breach of the TJ004309 Agreement, which resulted in a binding arbitration proceeding under the Rules of Arbitration of the ICC before the Tribunal. The latest developments in the dispute with I-Mab are discussed in more detail below following the discussion of the Bispecific Agreement.

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

In June 2020, I-Mab commenced an arbitration proceeding under the Rules of Arbitration of the ICC before the Tribunal after we invoked contractual dispute resolution provisions asserting that I-Mab had breached its contractual obligations concerning the TJ004309 Agreement and Bispecific Agreement. We filed counterclaims in the arbitration seeking to recover over $200 million in damages from I-Mab based on I-Mab’s breaches of the two strategic collaboration and clinical trial agreements. The Tribunal held a hearing on the merits in February 2022, and final post-hearing briefs were submitted by us and I-Mab in May 2022. On June 2, 2022, the ICC informed us that it extended the time limit for the Tribunal to render a final decision in our ongoing arbitration with I-Mab until September 30, 2022. The Tribunal may ask the ICC for a further extension, if warranted. Under the applicable rules of the arbitration, the prevailing party may be awarded attorneys’ fees at the Tribunal’s discretion. As of the date of this Quarterly Report, the TJ004309 Agreement and Bispecific Agreement disputes remain under consideration by the Tribunal, and we expect their decision in 2022. The claims under the arbitration are complex; accordingly, we cannot predict the outcome of the arbitration, and we are unable to estimate the amount of recovery or damages, if any, that may be awarded by the Tribunal. The dispute with I-Mab has caused, and could continue to cause, us to incur significant costs.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Third-party research and development expenses:
Envafolimab	$1,503	$1,529	$2,973	$2,310
YH001	48	—	69	—
TRC102	17	78	111	88
TJ004309	59	207	246	507
Total third-party research and development expenses	1,627	1,814	3,399	2,905
Unallocated expenses	1,296	1,254	2,517	2,447
Total research and development expenses	$2,923	$3,068	$5,916	$5,352

Unallocated expenses consist primarily of our internal personnel and facility related costs.

We expect our current level of research and development expenses for the remainder of 2022 to increase due to the continued enrollment of the ENVASARC trial and initiation of a Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include legal services, including those associated with the TJ004309 Agreement and Bispecific Agreement arbitration, insurance, occupancy costs, accounting services, and the cost of various consultants.

Based on the conclusion of the arbitration hearing, we anticipate that our general and administrative expenses will decrease in the second half of 2022; however, there may be increases to the extent we have to expend additional legal fees in connection with enforcing and collecting any arbitration award from I-Mab.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021	Change
	(in thousands)
Research and development expenses	$2,923	$3,068	$(145)
General and administrative expenses	3,316	6,126	(2,810)
Other income (expense)	9	(91)	100

Research and development expenses. Research and development expenses were $2.9 million and $3.1 million for the three months ended June 30, 2022 and 2021, respectively. The decrease of $0.1 million was primarily due to lower direct clinical trial expenses associated with trials other than ENVASARC. We expect slight increases in direct clinical trial expenses in future periods as we continue enrollment of the ENVASARC trial.

General and administrative expenses. General and administrative expenses were $3.3 million and $6.1 million for the three months ended June 30, 2022 and 2021, respectively. The decrease of $2.8 million was primarily due to legal expenses incurred in the second quarter of 2021 in connection with the lawsuit filed by I-Mab in the Delaware Court of Chancery. We expect decreases from legal expenses in future periods as we and I-Mab submitted our arbitration post-hearing briefs in May 2022. However, there may be increases to the extent we must expend additional legal fees in connection with enforcing and collecting any arbitration award from I-Mab.

Other income (expense). Other income (expense) was $9,000 and ($0.1) million for the three months ended June 30, 2022 and 2021, respectively.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021	Change
	(in thousands)
Research and development expenses	$5,916	$5,352	$564
General and administrative expenses	9,769	8,797	972
Other expense	(18)	(200)	182

Research and development expenses.  Research and development expenses were $5.9 million and $5.4 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $0.6 million was primarily due to the continued enrollment of the ENVASARC trial. We expect research and development expenses to continue to increase in future periods with our continued enrollment of the ENVASARC trial.

General and administrative expenses.  General and administrative expenses were $9.8 million and $8.8 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $1.0 million was primarily due to legal expenses incurred in connection with the arbitration of disputes related to the TJ004309 Agreement and Bispecific Agreement. We expect decreases from legal expenses in future periods as we and I-Mab submitted our post-hearing briefs in May 2022. However, there may be increases to the extent we must expend additional legal fees in connection with enforcing and collecting any arbitration award from I-Mab.

Other expense.  Other expense was $18,000 and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Our sources of cash liquidity include our cash and cash equivalents. We believe that our cash and cash equivalents as of June 30, 2022 will be sufficient to fund the current requirements of working capital and other financial commitments, including our operating lease obligations, into 2023. Based on our current business plan, we believe that there is substantial doubt as to whether our existing cash and cash equivalents will be sufficient to meet our obligations as they become due within one year from the date the unaudited condensed consolidated financial statements are issued.

We may fund our future liquidity needs by selling shares of our common stock under existing common stock purchase agreements, including our Capital on DemandTM sales agreement with JonesTrading Institutional Services LLC (JonesTrading). In addition, we periodically consider various other financing alternatives, including debt financings, in order to meet our liquidity needs and may, from time to time, seek to take advantage of favorable interest rate environments, if any, or other market conditions.

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2022, we had an accumulated deficit of $223.5 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses for the remainder of 2022 to increase due to the continued enrollment of the ENVASARC trial and the initiation of a Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding, and licensing or collaboration arrangements.

As of the date of this Quarterly Report, the TJ004309 Agreement and Bispecific Agreement disputes with I-Mab remain under consideration by the Tribunal, and we expect their decision in 2022. The claims under the arbitration are complex; accordingly, we cannot predict the outcome of the arbitration, and we are unable to estimate the amount of recovery or damages, if any, that may be awarded by the Tribunal. If the Tribunal does decide to award us certain amounts in the arbitration and we were able to recover some or all of that award, such award and subsequent recovery may materially increase our liquidity.

Registered Direct Offering

In June 2022, we issued and sold 841,989 shares of our common stock at a purchase price of $1.32 per share and pre-funded warrants to purchase 2,205,018 shares of our common stock at a purchase price of $1.31 per share of underlying common stock with an exercise price of $0.01 per share of underlying common stock (the 2022 Pre-Funded Warrants) for net proceeds of approximately $3.9 million in a registered direct offering (the Offering) with an accredited institutional healthcare-focused fund. In accordance with their terms, the 2022 Pre-Funded Warrants may not be exercised if the holder’s ownership of our common stock would exceed 19.99% of the shares of our common stock outstanding immediately after giving effect to such exercise. In connection with the Offering, we amended two existing pre-funded warrants to purchase shares of our common stock held by the same institutional healthcare-focused fund to extend the exercise periods and to permit exercise in excess of a similar 19.99% limit following approval of our stockholders of such exercise.

ATM Facility

In December 2020, as amended in March 2022, we entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, $48.0 million of which remains available for sale as of June 30, 2022. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3 subject to limitations on the amount of securities the Company may sell pursuant to its effective registration statement on Form S-3 within any 12 month period, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement.

Operating Lease Obligations

Our operating lease obligations relate to our corporate headquarters in San Diego, California, which expires in April 2027. As of June 30, 2022, future minimum lease payments under this lease were $0.3 million and $0.6 million for each of the next 12 and 24 months, respectively.

Other Obligations

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products for operating purposes.

These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(14,759)	$(9,033)
Investing activities	(6)	3,970
Financing activities	4,273	(1,488)
Decrease in cash and cash equivalents	$(10,492)	$(6,551)

Operating activities. Net cash used in operating activities was $14.8 million and $9.0 million for the six months ended June 30, 2022 and 2021, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities. Net cash used in investing activities was $6,000 for the six months ended June 30, 2022. Net cash provided by investing activities was $4.0 million for the six months ended June 30, 2021 and was due to maturities of short-term investments.

Financing activities. Net cash provided by financing activities was $4.3 million for the six months ended June 30, 2022 and primarily resulted from $5.9 million in net proceeds received from the Offering and periodic issuances and sales of our common stock under the Sales Agreement with JonesTrading, partially offset by $1.7 million in SVB loan repayments. Net cash used in financing activities was $1.5 million for the six months ended June 30, 2021 and primarily resulted from $1.4 million in repayments on borrowings under our SVB loan agreement.

Funding Requirements

At June 30, 2022, we had cash and cash equivalents totaling $13.6 million. We believe that our cash and cash equivalents as of June 30, 2022, will be sufficient to fund our obligations into 2023. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. These uncertainties raise substantial doubt about our ability to continue as a going concern for a period of 12 months following the date that the accompanying unaudited condensed consolidated financial statements were issued.

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
•

the outcome of our disputes with I-Mab with respect to the TJ004309 and Bispecific Agreements, our ability to recover any award resulting from that dispute and the timing of any termination of the TJ004309 Agreement;

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

Until we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and licensing arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as adverse macroeconomic developments, such as the ongoing military conflict between Ukraine and Russia, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans or programs which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2022, the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Except with respect to our dispute and related proceedings with I-Mab referenced below, we are not currently a party to any material legal proceedings. From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For a description of our disputes and related proceedings with I-Mab, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Quarterly Report on Form 10-Q.

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

•

Our ability to realize value from any product candidates developed under our agreements with I-Mab will depend in part on I-Mab’s activities and willingness to fund future development and the timing and outcome of our dispute with I-Mab of which we cannot predict the outcome and could materially adversely affect our ability to operate our business and financial results.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage biopharmaceutical company with limited operating history. All the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $15.7 million and $14.0 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, we had an accumulated deficit of $223.5 million.

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

We will require substantial additional financing to achieve our goals, and failure to obtain additional financing when needed could force us to delay, limit, reduce or terminate our drug development efforts. There is substantial doubt as to our ability to continue as a going concern.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our current level of research and development expenses to increase in the remainder of 2022 and into 2023 due to the continued enrollment of the ENVASARC trial and initiation of a Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes.

At June 30, 2022, we had cash and cash equivalents totaling $13.6 million. Based upon our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into 2023. We will need additional funding to complete the development and commercialization of product candidates, including envafolimab and YH001. In addition, in November 2018, we entered into separate collaboration and clinical trial agreements with I-Mab for the development of multiple immuno-oncology programs, in December 2019 we entered into a collaboration and clinical trial agreement with 3D Medicines and Alphamab, and in October 2021 we entered into a collaborative development and commercialization agreement with Eucure and Biocytogen. Under these agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations. We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches. As more fully discussed in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of 12 months following the date these accompanying unaudited condensed consolidated financial statements were issued.

Regardless of our expectations, changing circumstances beyond our control, including the COVID-19 pandemic, rising inflation rates and the effects of macroeconomic developments such as the ongoing conflict between Ukraine and Russia may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties or we could encounter difficulties obtaining clinical trial material or other supplies that could increase our development costs more than we expect. In addition, we may continue to incur substantial legal expenses in connection with our on-going dispute with I-Mab, including in connection with enforcing and collecting any award from the arbitration process. In any event, we will require additional capital prior to completing clinical development, filing for regulatory approval, or commercializing any product candidates.

In December 2020, as amended in March 2022, we entered into a Sales Agreement with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, $48.0 million of which remains available for sale as of June 30, 2022. While the Sales Agreement provides us with an additional option to raise capital through issuances and sales of our common stock, there can be no guarantee that we will be able to sell shares under the Sales Agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the Sales Agreement from time to time. If sales are made under the Sales Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as adverse macroeconomic developments, such as the ongoing military conflict between Ukraine and Russia, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or commercialization of product candidates or otherwise significantly curtail, or cease, operations. If we are unable to pursue or are forced to delay our planned drug development efforts due to lack of financing, it would have a material adverse effect on our business, operating results and prospects.

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

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.*

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Even if product candidates demonstrate favorable results in ongoing or planned Phase 1 and 2 clinical trials, many product candidates fail to show desired safety and efficacy traits in late-stage clinical trials despite having progressed through earlier trials. In addition to the potential lack of safety or efficacy of product candidates, clinical trial failures may result from a multitude of factors including flaws in trial design, manufacture of clinical trial material, dose selection and patient enrollment criteria, or differences in determination of progression events by investigators compared to central radiographic reviewers. With respect to envafolimab and YH001, while results of trials conducted by others outside of the United States have been promising, they may not be predictive of results in U.S. trials due to differences in trial design, target indications, patient populations, availability of alternative treatments and other factors. Based upon the recommendation of the IDMC following an interim analysis of data from the ENVASARC trial, we will proceed in the trial using a dose of envafolimab that is twice the dose administered to the first patients in the trial. While dosing at higher levels has shown promising results in other trials outside of the United States, we cannot be certain that we will observe similar results in the ENVASARC trial, including whether the higher dose will result in tolerability issues that were not encountered with the lower dose. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. If patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to COVID-19 actions taken to slow its spread or adverse macroeconomic developments, such as the ongoing military conflict between Ukraine and Russia, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

From time to time, we or our collaboration partners may also disclose interim data from clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us, our collaboration partners, or by our competitors could result in volatility in the price of our common stock.

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

For example, we applied for fast track designation with the FDA for envafolimab for the treatment of soft tissue sarcoma subtypes in the United States in July, and assuming sufficient patient responses in line with meeting the ENVASARC trial endpoint, intend to apply for breakthrough designation following the initial efficacy interim analysis. We expect to complete enrollment by the end of 2023, have final response assessment data including duration of response in all patients from the ENVASARC trial in 2024, and, assuming positive data, to submit a BLA to the FDA seeking accelerated approval in 2024. At any time that we reach nine responses in each cohort and meet the endpoint, we expect to discuss the submission process with the FDA. The FDA may require additional or different data in order to move forward with a BLA submission, which could ultimately delay regulatory approval and could have a material adverse effect on our business.

In addition, the COVID-19 pandemic has impacted clinical trials broadly, including our own with some sites pausing enrollment or not completing all assessments specified in the protocol, and some patients choosing not to enroll or continue participating in ongoing trials. We and our collaborators may continue to experience delays in site initiation and patient enrollment, failures to comply with trial protocols, delays in the manufacture of product candidates for clinical testing, supply chain disruptions and other difficulties in starting or competing our clinical trials due to the COVID-19 pandemic and other macroeconomic developments.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for product candidates, our business will be substantially harmed.*

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, for certain oncology indications where the FDA has traditionally granted approval to therapies that can demonstrate progression-free survival, the agency may later require us to demonstrate overall survival, which would greatly extend the time and increase the capital required to complete clinical development. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

•

the data collected from clinical trials of product candidates may not be sufficient to support the submission of a BLA or a New Drug Application (NDA), or other submission or to obtain regulatory approval in the United States or elsewhere;

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

We have not previously submitted a marketing application, or any similar drug approval filing to the FDA or any comparable foreign authority for any product candidate, and we cannot be certain that any product candidates will be successful in clinical trials or receive regulatory approval. Further, product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more product candidates, our revenue will be dependent, to a significant extent, upon the size of the markets in the territories for which we gain regulatory approval. If the markets for patients or indications that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such product candidates, if approved.

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

Separately, in response to the global COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most foreign and domestic inspections of manufacturing facilities. In July 2020, the FDA restarted on-site inspections on a risk-based basis. Regulatory authorities outside the United States have and may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We may attempt to secure approval from the FDA through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.*

We may in the future seek accelerated approval for one or more of our product candidates, including envafolimab in UPS/MFS. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. In addition, the FDA currently requires pre-approval of promotional materials for accelerated approval products, once approved.

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

Even if we receive regulatory approval of product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with product candidates.*

Any product candidates for which we receive regulatory approvals will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy (REMS) in order to approve product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing, as well as continued compliance with regulatory requirements for current good manufacturing practices, or cGMPs, and current good clinical practices, or cGCPs, for any clinical trials that we conduct post-approval. Although physicians, in the practice of medicine, may prescribe an approved drug for unapproved indications, pharmaceutical companies are prohibited from promoting uses that are not approved by the FDA as reflected in the product’s approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses of approved pharmaceutical products, and a company that is found to have improperly promoted off-label may be subject to significant liability. Later discovery of previously unknown problems with product candidates, including AEs of unanticipated severity or frequency, or with our third party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Our ability to realize value from any product candidates developed under our agreements with I-Mab will depend in part on I-Mab’s activities and willingness to fund future development and the timing and outcome of our dispute with I-Mab of which we cannot predict the outcome and could materially adversely affect our ability to operate our business and financial results.*

Pursuant to the terms of our strategic collaboration and clinical trial agreements with I-Mab, we are largely responsible for clinical development activities and I-Mab is responsible for pre-clinical development and manufacturing activities. Consequently, our ability to realize value or generate any revenues from the development of product candidates in collaboration with I-Mab will depend in part on I-Mab’s willingness and ability to successfully complete pre-clinical development and manufacturing activities, in addition to funding agreed-upon portions of the costs of clinical development.  We have limited control over the amount and timing of resources that I-Mab will dedicate to its respective efforts, and have limited rights in the event that I-Mab determines to cease development or manufacturing activities or funding for any product candidate under the collaboration.  We could also encounter disagreements with I-Mab over the timing and scope of development or manufacturing of any product candidates or payments owed under the collaboration or which, if any, BsAb product candidates are selected for development. For example, in March 2020, I-Mab issued a press release announcing a strategic partnership with Kalbe Genexine Biologics (KG Bio), whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. In March 2020, we also learned that I-Mab had entered into two license and collaboration agreements with ABL Bio in July 2018 (ABL Bio License 1 and ABL Bio License 2). Under ABL Bio License 1, I-Mab granted to ABL Bio exclusive, worldwide (excluding Greater China), royalty-bearing rights to develop and commercialize a BsAb using certain monoclonal antibody sequences. Under ABL License 2, I-Mab and ABL agreed to collaborate to develop three PD-L1-based bispecific antibodies by using ABL Bio’s proprietary BsAb technology and commercialize them in their respective territories, which, collectively, include China, Hong Kong, Macau, Taiwan and South Korea, and other territories throughout the rest of the world if both parties agree to do so in such other territories during the performance of the agreement.

In June 2020, I-Mab commenced an arbitration proceeding under the Rules of Arbitration of the ICC before the Tribunal after we invoked contractual dispute resolution provisions asserting that I-Mab had breached its contractual obligations concerning two strategic collaboration and clinical trial agreements with us entered into in November 2018.  Those strategic collaboration and clinical trial agreements relate to the development of TJ004309 and five of I-Mab’s proprietary bispecific antibody product candidates to be nominated by I-Mab within a five-year period for development and commercialization in North America. We filed counterclaims in the arbitration seeking to recover over $200 million in damages from I-Mab based on I-Mab’s breaches of the two strategic collaboration and clinical trial agreements. In 2021, I-Mab sent us notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete,” as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking a variety of relief including an order of specific performance requiring us to comply with I-Mab’s purported termination of the TJ004309 Agreement. In May 2021, the Delaware Court of Chancery stayed the lawsuit in favor of arbitration. The Tribunal held a hearing on the merits in February 2022, and final post-hearing briefs were submitted by us and I-Mab in May 2022. On June 2, 2022, the ICC informed us that it extended the time limit for the Tribunal to render a final decision in our ongoing arbitration with I-Mab until September 30, 2022. The Tribunal may ask the ICC for a further extension, if warranted. Under the applicable rules of the arbitration, the prevailing party may be awarded attorneys’ fees at the Tribunal’s discretion. The claims under the arbitration are complex; accordingly, we cannot predict the outcome of the arbitration, which could materially adversely affect our ability to operate our business and our financial results, and we are unable to estimate the amount of recovery or damages, if any, that may be awarded by the Tribunal. The dispute with I-Mab has caused, and could continue to cause, us to incur significant costs, as well as distract our management over an extended period. Until these disputes are concluded, we will be unable to provide a timeline as to when or if we will file an IND for a BsAb under the Bispecific Agreement. Furthermore, our ability to license bispecific product candidates from I-Mab may be more limited than we previously believed.

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

There has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump signed several executive orders that attempt to implement several of the Trump administration proposals. The FDA also released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2027. On November 20, 2020, the Centers for Medicare & Medicaid Services (CMS) issued an interim final rule implementing the former President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
•

unexpected changes in tariffs, trade barriers and regulatory requirements, including the significant sanctions and export controls imposed against Russia, Russian banks and certain Russian individuals by the United States, United Kingdom and EU, along with others;

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2021, we had U.S. federal and California net operating loss carryforwards (NOLs) of approximately $179.4 million and $144.4 million, respectively, certain of which begin to expire in 2030, if not utilized. As of December 31, 2021, we had $96.2 million of U.S. federal NOLs that were generated in tax years beginning after 2017 that will carryforward indefinitely. In response to the COVID-19 global pandemic, the CARES Act was enacted on March 27, 2020, to provide aid and economic stimulus to the economy. Among other provisions, the CARES Act eliminates the 80% NOL limitation for tax years 2018 to 2021 and allows NOLs generated in those years to be carried back for five years. As of December 31, 2021, we had U.S. federal and California research and development and Orphan Drug tax credit carryforwards of approximately $11.8 million and $2.7 million, respectively. The federal research and development and Orphan Drug tax credit carryforwards will begin expiring in 2031, if not utilized. The California research and development credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

New or future changes to tax laws could materially adversely affect us.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act and proposals have recently been made in Congress (which have not yet been enacted) to make tax law changes for corporations that could have a material adverse impact on us. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. The impact of the Tax Act and CARES Act and any future changes in tax laws on holders of our common stock is also uncertain and could be adverse.

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

Recruiting and retaining other qualified employees for our business, including scientific, quality assurance and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue, making recruitment and retention competitive. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignation.” As a result, competition for skilled personnel is intense, particularly in the San Diego, California area, and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. The inability to recruit or loss of the services of any executive or key employee could impede the progress of our development and strategic objectives. In response to competition, rising inflation rates and labor shortages, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count and cause dilution to existing shareholders.

The COVID-19 pandemic could continue to adversely impact our business, including our clinical trials, supply chain and business development activities.*

COVID-19, a novel strain of coronavirus (together with its variants, COVID-19), has become a global pandemic and many states and municipalities in the United States announced aggressive actions to reduce the spread of COVID-19, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders which direct individuals to shelter at their places of residence (subject to limited exceptions). For example, on March 19, 2020, the Executive Department of the State of California issued Executive Order N-33-20, ordering all individuals in the State of California to stay at their place of residence except as needed to maintain continuity of operations of the federal critical infrastructure sectors. Since then, almost all of our employees have been telecommuting, which has impacted certain of our operations and may continue to do so over the long term. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present risks for our strategy, operational, talent recruiting and retention, and workplace culture.

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

The extent to which COVID-19 may impede the development of our product candidates, reduce the productivity of our employees, disrupt our supply chains, delay our clinical trials, reduce our access to capital or limit our business development activities, will depend on future developments, including, without limitation, the effectiveness of government policies, vaccine mandates, vaccine shortages and administration rates, the emergence of new strains or variants of the virus, and other factors that are not foreseeable. Such developments are highly uncertain and cannot be predicted with confidence. Despite the increased availability of vaccines, due to the continuing and evolving nature of the COVID-19 pandemic and the potential for periods of increases in case numbers and emergence and spread of virus variants in markets and communities in which we, our collaborators, our manufacturers and our suppliers operate, as well as where our clinical trial participants are located, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts of the pandemic and its effects on our business, results of operations or financial condition. Further, to the extent the COVID-19 pandemic and other recent global events adversely affects our business, results of operations, or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including the ongoing COVID-19 pandemic, material shortages and related supply chain challenges, geopolitical developments such as the conflict between Ukraine and Russia, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply and clinical trial disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and/or supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers, manufacturers and collaborators, possibly resulting in additional supply disruption for our product candidates and delays to our clinical trails. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. If economic conditions in Europe and other key markets for our business and the business of our suppliers, manufacturers and collaborators remain uncertain or deteriorate further, including as a result of the COVID-19 pandemic or otherwise, we could experience adverse effects on our business, financial condition or results of operations.

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
•

the impact of general political, health and economic conditions, including the COVID-19 pandemic, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets on our business;

•	sales of our common stock by us or our stockholders in the future, in particular any sales by significant stockholders or our affiliates; and
•	trading volume of our common stock.

In addition, the stock market in general, and the Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2021 through August 5, 2022, the closing price of our common stock has ranged between $1.30 and $11.65 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.*

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act). The California Consumer Privacy Act of 2018, or CCPA, imposes obligations on businesses to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy laws.  For example, Virginia passed its Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Consumer Privacy Act, all of which  become effective in 2023.  In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security.  For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) impose strict requirements for processing the personal data of individuals located, respectively, within the European Economic Area, or EEA, and the United Kingdom, or UK. Violators of these laws face significant penalties. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines up to €20 million or 4% of the annual global revenue, whichever is greater. The EU GDPR also provides for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests.

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

If our information technology systems or data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations and harm to our reputation.*

In the ordinary course of our business, we, or the third parties upon which we rely, may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets. We may rely upon third-party service providers and technologies to operate critical business systems to process confidential and personal information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to business partners, and other functions.  Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.  We may share or receive sensitive data with or from third parties.

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

Third party sites that take part in clinical trials we sponsor or third parties that are also sponsoring clinical trials involving our product candidates or those of our partners, such as NCI and Case Western, face similar threats and any security breach of their systems could adversely affect us. Security breaches could be particularly harmful to our business due to our reliance on internal clinical development functions and systems to conduct our clinical trials. For example, for clinical trials that we conduct, we rely on third party hosted software to manage the resulting clinical data. While the third party vendor is obligated to back up our clinical data on its servers, we do not independently back up our clinical data, and a loss of our clinical data by the third party vendor could result in delays in our development programs, cause us to breach our obligations to our third party collaborators, and significantly increase our costs to recover or reproduce the data.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TRACON Pharmaceuticals, Inc.

3.3(1)	Amended and Restated Bylaws.

4.1(3)	Form of Common Stock Certificate of the Registrant.

4.3(4)	Securities Purchase Agreement, dated March 22, 2018, among the Registrant and the purchasers listed on Exhibit A thereto.

4.4(4)	Form of Pre-Funded Warrant dated March 27, 2018.

4.5(4)	Form of Common Warrant dated March 27, 2018.

4.7(5)	Securities Purchase Agreement, dated August 26, 2020, by and between the Registrant and the purchaser listed on Exhibit A thereto (including the form of Pre-Funded Warrant).

4.8(6)	Securities Purchase Agreement, dated August 28, 2020, by and between the Registrant and the purchasers listed on Exhibit A thereto (including the form of Pre-Funded Warrant).

4.9(7)	Securities Purchase Agreement, dated December 21, 2020, by and between the Registrant and the purchasers listed on Exhibit A thereto.

4.10(8)	Securities Purchase Agreement, dated December 28, 2020, by and between the Registrant and the purchaser listed on Exhibit A thereto.

4.11(9)	Form of Pre-Funded Warrant.

4.12(9)	Form of Amended and Restated Pre-Funded Warrant 1.

4.13(9)	Form of Amended and Restated Pre-Funded Warrant 2.

4.14(10)	Form of Common Stock Warrant Agreement and Warrant Certificate.

4.15(10)	Form of Preferred Stock Warrant Agreement and Warrant Certificate.

10.1(9)	Securities Purchase Agreement, between the Company and the Purchaser, dated June 21, 2022.

10.2(10)	Amendment to the Capital on DemandTM Sales Agreement, dated as of March 15, 2022, by and between the Registrant and JonesTrading Institutional Services LLC.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description of Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 9, 2020.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 23, 2018.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 27, 2020.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2020.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2020.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 29, 2020.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 21, 2022.
(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, filed with the SEC on March 16, 2022.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: August 10, 2022	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	/s/ Scott B. Brown, CPA
Scott B. Brown, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)