Form 10-Q
period 2022-09-30
Tracon Pharmaceuticals, Inc.
filed 2022-11-14
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

The number of outstanding shares of the registrant’s common stock as of November 11, 2022 was 22,211,446.

TRACON Pharmaceuticals, Inc.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,037	$24,072
Prepaid and other assets	983	864
Total current assets	18,020	24,936
Property and equipment, net	51	50
Restricted cash	175	—
Other assets	1,420	1,571
Total assets	$19,666	$26,557
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,477	$10,753
Accrued compensation and related expenses	1,283	1,532
Long-term debt, current portion	—	1,391
Total current liabilities	11,760	13,676
Other long-term liabilities	1,446	1,167
Long-term debt, less current portion	9,095	—
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at September 30, 2022 and December 31, 2021; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 40,000,000 at September 30, 2022 and December 31, 2021; issued and outstanding shares — 21,749,924 and 19,445,903 at September 30, 2022 and December 31, 2021, respectively	22	19
Additional paid-in capital	227,257	219,471
Accumulated deficit	(229,914)	(207,776)
Total stockholders’ (deficit) equity	(2,635)	11,714
Total liabilities and stockholders’ equity (deficit)	$19,666	$26,557

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Collaboration revenue	$—	$—	$—	$346
Operating expenses:
Research and development	4,097	2,730	10,013	8,082
General and administrative	2,280	4,151	12,049	12,948
Total operating expenses	6,377	6,881	22,062	21,030
Loss from operations	(6,377)	(6,881)	(22,062)	(20,684)
Other expense:
Interest expense	(58)	(69)	(76)	(269)
Other expense	—	(2)	—	(2)
Total other expense	(58)	(71)	(76)	(271)
Net loss	$(6,435)	$(6,952)	$(22,138)	$(20,955)

Net loss per share, basic and diluted	$(0.30)	$(0.38)	$(1.08)	$(1.27)
Weighted-average shares outstanding, basic and diluted	21,469,977	18,533,772	20,455,877	16,514,652

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2021	19,445,903	$19	$219,471	$(207,776)	$11,714
Stock-based compensation expense	—	—	548	—	548
Issuance of common stock, net of offering costs	10,389	—	—	—	—
Issuance of common stock upon cashless exercise of pre-funded warrants	170,668	1	—	—	1
Net loss	—	—	—	(9,473)	(9,473)
Balance at March 31, 2022	19,626,960	20	220,019	(217,249)	2,790
Stock-based compensation expense	—	—	535	—	535
Issuance of common stock under equity plans	23,461	—	49	—	49
Issuance of common stock and warrants, net of offering costs	1,771,377	1	5,397	—	5,398
Net loss	—	—	—	(6,230)	(6,230)
Balance at June 30, 2022	21,421,798	21	226,000	(223,479)	2,542
Stock-based compensation expense	—	—	481	—	481
Issuance of common stock, net of offering costs	328,126	1	517	—	518
Issuance of common stock warrants in connection with debt financing	—	—	259	—	259
Net loss	—	—	—	(6,435)	(6,435)
Balance at September 30, 2022	21,749,924	$22	$227,257	$(229,914)	$(2,635)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	15,478,787	$15	$204,166	$(179,109)	$25,072
Stock-based compensation expense	—	—	343	—	343
Issuance of common stock under equity plans	2,024	—	14	—	14
Offering costs	—	—	(8)	—	(8)
Net loss	—	—	—	(5,064)	(5,064)
Balance at March 31, 2021	15,480,811	15	204,515	(184,173)	20,357
Stock-based compensation expense	—	—	417	—	417
Issuance of common stock under equity plans	21,153	1	79	—	80
Net loss	—	—	—	(8,939)	(8,939)
Balance at June 30, 2021	15,501,964	16	205,011	(193,112)	11,915
Stock-based compensation expense	—	—	501	—	501
Issuance of common stock under equity plans	1,703	—	7	—	7
Issuance of common stock, net of offering costs	3,926,702	3	13,389	—	13,392
Net loss	—	—	—	(6,952)	(6,952)
Balance at September 30, 2021	19,430,369	$19	$218,908	$(200,064)	$18,863

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(22,138)	$(20,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,564	1,261
Depreciation and amortization	12	10
Noncash interest	17	52
Amortization of debt discount	15	18
Amortization of premium/discount on short-term investments	—	(1)
Lease asset amortization and liability accretion, net	47	(41)
Equity ownership license revenue	—	(246)
Changes in assets and liabilities:
Prepaid expenses and other assets	(316)	(457)
Accounts payable and accrued expenses	(538)	3,364
Accrued compensation and related expenses	(249)	(462)
Net cash used in operating activities	(21,586)	(17,457)
Cash flows from investing activities
Purchase of property and equipment	(13)	(39)
Proceeds from the maturity of available-for-sale short-term investments	—	4,000
Net cash (used in) provided by investing activities	(13)	3,961
Cash flows from financing activities
Proceeds from long-term debt	9,960	—
Repayment of long-term debt	(1,680)	(2,100)
Proceeds from sale of common stock and warrants, net of offering costs	6,410	13,265
Proceeds from issuance of common stock under equity plans	49	101
Net cash provided by financing activities	14,739	11,266
Change in cash, cash equivalents, and restricted cash	(6,860)	(2,230)
Cash, cash equivalents, and restricted cash at beginning of period	24,072	32,131
Cash, cash equivalents, and restricted cash at end of period	$17,212	$29,901

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

Basis of Presentation

As of September 30, 2022, the Company has devoted substantially all its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of September 30, 2022, the Company had an accumulated deficit of $229.9 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At September 30, 2022, the Company had cash and cash equivalents of $17.2 million, of which $0.2 million is classified as restricted cash as it is pledged as collateral for the Company’s obligations under its corporate headquarters facility lease. Based on the Company’s current business plan, management believes that there is substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they become due within 12 months from the date the unaudited condensed consolidated financial statements are issued. The Company’s ability to execute its operating plan through 2023 and beyond depends on its ability to obtain additional funding through equity offerings, debt financings, or potential licensing and collaboration arrangements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of 12 months following the date that these unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through its existing cash and cash equivalents, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. In addition, the Company may fund its losses from operations through the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading in December 2020, as amended in March 2022, pursuant to which the Company may sell, at its option, up to an aggregate of $50.0 million of the Company’s common stock, $47.4 million of which remained available for sale as of September 30, 2022. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as adverse macroeconomic developments, such as the ongoing military conflict between Ukraine and Russia, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate in the future, it may make any additional debt or equity financing more difficult, more costly, and more dilutive. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans, which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, included in its Annual Report on Form 10-K filed with the SEC on March 15, 2022.

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

In addition to the ongoing COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

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

Restricted Cash

Restricted cash consists of money market funds held by the Company’s financial institution as collateral for the Company’s obligations under its facility lease for the Company’s corporate headquarters in San Diego, California.

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

The Company’s objective is to reflect the appropriate trial expenses in its unaudited condensed consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2022 and 2021, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	September 30,
	2022	2021

Warrants to purchase common stock	6,987,785	4,810,409
Common stock options	2,246,310	1,295,808
ESPP shares	16,315	10,757
	9,250,410	6,116,974

2.	Financial Instruments and Fair Value Measurements

Cash equivalents, which are classified as equity securities, restricted cash, and equity securities consisted of the following (in thousands):

	September 30, 2022				December 31, 2021
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$255	$—	$—	$255	$5,003	$—	$—	$5,003
U.S. treasury securities	9,921	—	—	9,921	—	—	—	—
Equity securities(1)	246	—	—	246	246	—	—	246
	$10,422	$—	$—	$10,422	$5,249	$—	$—	$5,249
Classified as:
Cash equivalents				$10,001				$5,003
Restricted cash				175				—
Other assets				246				246
Total cash equivalents, restricted cash, and other assets				$10,422				$5,249

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

At September 30, 2022 and December 31, 2021, the Company had no short-term investments. The Company classifies all investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

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

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2022
Money market funds	$255	$—	$255	$—
U.S. treasury securities	9,921	—	9,921	—
	$10,176	$—	$10,176	$—

At December 31, 2021
Money market funds	$5,003	$—	$5,003	$—

3.	Long-Term Debt

Silicon Valley Bank Loan and Security Agreement

In May 2018, the Company entered into a third amendment to its Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the 2018 Amended SVB Loan) under which the Company borrowed $7.0 million, all of which was immediately used to repay the Company’s then existing loan with SVB (the 2017 Amended SVB Loan).

The 2018 Amended SVB Loan matured in June 2022 and in accordance with its terms, the Company paid a final payment of $0.3 million associated with the payoff of the 2018 Amended SVB Loan. In August 2022, the Company terminated the Amended and Restated Loan and Security Agreement with SVB.

At September 30, 2022, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
May 3, 2025	5,363	$26.10
	13,906

Runway Growth Finance Corp. Loan and Security Agreement

In September 2022, the Company entered into a loan and security agreement with Runway Growth Finance Corp. (the RGC Loan Agreement). The RGC Loan Agreement is a long-term debt facility that provides a term loan commitment in an aggregate principal amount of up to $35.0 million in three tranches: (i) a Term A loan in an aggregate principal amount of $10.0 million, with the full amount funded in a single disbursement on closing of the RGC Loan Agreement; (ii) a Term B loan in an aggregate principal amount of up to $15.0 million to be funded in one or more disbursements at the request of the Company on or prior to June 30, 2024, subject to certain conditions being met; and (iii) a Term C loan in an aggregate principal amount of up to $10.0 million that may be disbursed in a single disbursement in the lender’s sole discretion upon the Company’s request at any time from closing of the RGC Loan Agreement through and including December 31, 2024.

Borrowings under the term loan facility bear interest at a variable annual rate equal to the sum of (i) the greater of (a) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” or (b) 3.5%, plus (ii) 5.0%. The Company is obligated to make interest-only payments monthly in arrears through and including September 30, 2024 and thereafter monthly payments in arrears through the maturity date of September 1, 2026 equal to 1/24th of all outstanding principal plus accrued and unpaid interest.

The Company is obligated to pay a closing fee in the amount of (i) $50,000, which was paid upon the funding of the Term A loan, and (ii) an amount equal to 0.50% of the Term B loan and the Term C loan advanced to the Company, if any, due and payable on the applicable funding date of such Term B loan and Term C loan.

The Company is also obligated to pay a final payment fee equal to 4.25% of the aggregate principal amount of the funded term loans at the earlier to occur of (i) the maturity date, (ii) acceleration of the term loans and (iii) prepayment under the RGC Loan Agreement. The closing fee, other related debt issuance costs, and the final payment fee were recorded as a component of the total debt discount and will be recognized as interest expense over the term of the RGC Loan Agreement using the effective interest method.

The Company has the option to prepay all, but not less than all, of the amounts of outstanding principal, accrued and unpaid interest and any other amounts due and payable under the RGC Loan Agreement, including a final payment fee. If the Company exercises its right to prepay the term loan(s) prior to the maturity date, it is obligated to pay a prepayment fee equal to (a) 3.0% of the outstanding principal amount of the applicable term loan(s) prepaid at the time of such prepayment if it occurs on or prior to the first anniversary date, (b) 2.0% of the outstanding principal amount of the applicable term loan(s) prepaid at the time of such prepayment if it occurs after the first anniversary date but on or prior to the second anniversary date and (c) 1.0% of the outstanding principal amount of the applicable term loan(s) prepaid at the time of such prepayment if it occurs after the second anniversary date but prior to the maturity date.

The Company’s obligations under the RGC Loan Agreement are collateralized by a first priority security interest in substantially all of its assets other than the intellectual property of the Company. The RGC Loan Agreement also contains customary representations, warranties and covenants that limit, among other things, the ability of the Company to (i) incur indebtedness, (ii) incur liens on its property, (iii) pay dividends or make other distributions, (iv) sell its assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the RGC Loan Agreement and under applicable law, including, without limitation, termination of its obligations to extend credit to the Company. The RGC Loan Agreement contains customary representations, warranties and covenants, including financial covenants, and also includes customary events of default, including payment defaults, breaches of covenants, change in control and a material adverse effect default. As of September 30, 2022, the Company was in compliance with all covenants and conditions of the RGC Loan Agreement.

In connection with the funding of the Term A loan, the Company issued Runway Growth Finance Corp. warrants to purchase 150,753 shares of its common stock (the RGC Term A Warrants) at an exercise price of $1.99 per underlying share of the Company’s common stock. The RGC Term A Warrants are fully exercisable in whole or in part at the option of the holder, payable in cash or on a cashless basis according to the formula set forth in the RGC Term A Warrants, and expire September 2, 2032. The fair value of the warrant at the grant date was determined utilizing a Black-Scholes pricing model, recorded as a component of the total debt discount and stockholders’ equity (deficit) within additional paid-in capital on the consolidated balance sheets, and will be amortized to interest expense using the effective interest method over the term of the debt. In addition, in connection with the RGC Loan Agreement, additional warrants will be issued upon funding of the other term loan tranches, if any.

Long-term debt and unamortized debt discount balances were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Long-term debt	$10,000	$1,400
Less debt discount, net of current portion	(905)	—
Long-term debt, net of debt discount	9,095	1,400
Less current portion of long-term debt	—	(1,400)
Long-term debt, net of current portion	$9,095	$—
Current portion of long-term debt	$—	$1,400
Current portion of debt discount	—	(9)
Current portion of long-term debt, net	$—	$1,391

Future minimum principal and interest payments under the RGC Loan Agreement, including the final payment, as of September 30, 2022 are as follows (in thousands):

Remaining 2022	$316
2023	1,141
2024	2,382
2025	5,736
2026	4,351
13,926
Less interest and final payment	(3,926)
Long-term debt	$10,000

4.	Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each license agreement is generally cancelable by the Company, given appropriate prior written notice. At September 30, 2022, potential future milestone payments under these agreements totaled an aggregate of $9.6 million.

5.	Stockholders’ Equity (Deficit)

Sale of Common Stock and Pre-Funded Warrants

In June 2022, the Company issued and sold 841,989 shares of its common stock at a purchase price of $1.32 per share and pre-funded warrants to purchase 2,205,018 shares of its common stock at a purchase price of $1.31 per share of underlying common stock with an exercise price of $0.01 per share of underlying common stock (the 2022 Pre-Funded Warrants) for net proceeds of approximately $3.9 million in a registered direct offering (the Offering) with an accredited institutional healthcare-focused fund. In accordance with their terms, the 2022 Pre-Funded Warrants may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such exercise. The 2022 Pre-Funded Warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital on the consolidated balance sheets. In connection with the Offering, the Company amended two existing pre-funded warrants to purchase shares of the Company’s common stock held by the same institutional healthcare-focused fund to extend the exercise periods and to permit exercise in excess of a similar 19.99% limit following approval of the Company’s stockholders of such exercise.

At-The-Market Issuance Sales Agreement

In December 2020, as amended in March 2022, the Company entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $50.0 million of the Company’s common stock through JonesTrading, as sales agent or principal, $47.4 million of which remains available for sale as of September 30, 2022. Sales of the Company’s common stock made pursuant to the Sales Agreement with JonesTrading, if any, will be made on the Nasdaq Capital Market under the Company’s effective registration statement on Form S-3, subject to limitations on the amount of securities the Company may sell pursuant to its effective registration statement on Form S-3 within any 12-month period, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement.

Equity Plan Activity

During the three and nine months ended September 30, 2022, the Company issued no shares of common stock upon the exercise of outstanding stock options and upon the vesting of restricted stock units. During the three and nine months ended September 30, 2022, the Company issued 0 shares and 23,461 shares of common stock, respectively, in connection with the employee stock purchase plan (the ESPP). During the year ended December 31, 2021, the Company issued 3,727 shares of common stock upon the exercise of outstanding stock options, 0 shares of common stock upon the vesting of restricted stock units, and 36,687 shares of common stock in connection with the ESPP.

Common Stock Warrants

As of September 30, 2022, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
March 27, 2024	1,369,602	$27.00
May 3, 2025	5,363	$26.10
August 27, 2030	1,889,513	$0.01
August 31, 2030	1,358,993	$0.01
June 21, 2032	2,205,018	$0.01
September 2, 2032	150,753	$1.99
	6,987,785

During the three and nine months ended September 30, 2022, the Company issued 0 and 170,668 shares of its common stock upon the cashless exercise of pre-funded warrants to purchase 176,554 shares of common stock, respectively. During the year ended December 31, 2021, no warrants were exercised.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Risk-free interest rate	—	0.9%	1.9%	0.8%
Expected volatility	—	89%	90%	90%
Expected term (in years)	—	6.3	6.2	6.2
Expected dividend yield	—%	—%	—%	—%

Stock compensation expense for the ESPP was immaterial for the three and nine months ended September 30, 2022 and 2021.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$211	$176	$620	$447
General and administrative	270	325	944	814
	$481	$501	$1,564	$1,261

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

In August and October, we announced that the ENVASARC trial will proceed as planned after the IDMC reviewed three and twelve weeks of safety data, respectively, from more than 20 patients enrolled in the trial as of June 30, 2022. The safety data reviewed included data from more than 10 patients enrolled into cohort C of treatment with single agent envafolimab at 600 mg every three weeks and more than 10 patients enrolled into cohort D of treatment with envafolimab at 600 mg every three weeks in combination with Yervoy (ipilimumab). In July, we dosed the 36th patient in the ENVASARC trial at the 600 mg dose which triggers the initial interim efficacy analysis following the 12-week efficacy scan of the 36th dosed patient to allow for determination of the preliminary ORR, which we expect in the fourth quarter of 2022. There must be at least one response among the initial 18 patients enrolled at 600mg into each cohort to continue enrollment in that cohort per the futility rules of the trial. A second interim efficacy analysis at the 600mg dose is planned following the 12-week efficacy scan in the 92nd dosed patient, to allow for determination of the preliminary ORR, which we expect in 2023. There must be at least three responses among the initial 46 patients enrolled at 600mg into each cohort to continue enrollment in that cohort per the futility rules of the trial.

In September, we announced that the FDA had granted us fast track designation for the development of envafolimab for patients with locally advanced, unresectable or metastatic UPS and MFS who have progressed on one or two prior lines of chemotherapy. Assuming sufficient patient responses in line with meeting the ENVASARC trial endpoint, we intend to apply for breakthrough designation following the initial efficacy interim analysis. We expect to complete enrollment by the end of 2023, have final response assessment data including duration of response in all patients from the ENVASARC trial in 2024, and, assuming positive data, to submit a biologics license application (BLA) to the FDA seeking accelerated approval in 2024. At any time that we reach nine responses in each cohort and meet the endpoint, we expect to discuss the submission process with the FDA.

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

In August, we announced that the FDA had approved the Investigational New Drug (IND) application for the initiation of a Phase 1/2 clinical trial of YH001 in combination with envafolimab and doxorubicin, an approved treatment for soft tissue sarcoma, for the treatment of sarcoma patients and expect to initiate dosing in the Phase 1/2 clinical trial in the fourth quarter of 2022. Additionally, we plan to initiate trials of YH001 as a single agent or in combination with immunotherapies in other tumor types.

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

TJ004309, also known as TJD5 or uliledlimab, is a novel humanized antibody against CD73 expressed on stromal cells and tumors that converts extracellular adenosine monophosphate to the immunosuppressive metabolite adenosine. We are developing TJ004309 in collaboration with I-Mab under a strategic collaboration and clinical trial agreement that we entered into in November 2018 (the TJ004309 Agreement). In July 2019, we began enrollment in a Phase 1 clinical trial to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with the PD-L1 checkpoint inhibitor Tecentriq® in patients with advanced solid tumors, and in June 2021 we presented data from the ongoing Phase 1 trial at the ASCO 2021 virtual meeting. In a poster presentation titled “The safety, pharmacokinetics (PK), pharmacodynamics (PD) and clinical efficacy of uliledlimab (TJ004309), a differentiated CD73 antibody, in combination with atezolizumab in patients with advanced cancer,” uliledlimab was found to be well-tolerated up to 20mg/kg every three weeks and 15mg/kg once weekly as a monotherapy and in combination therapy with atezolizumab 1200mg every three weeks and no dose limiting toxicity was observed and the maximum tolerated dose was not reached. There was one complete response in a PD-(L)1 naïve patient, two PRs with one PR in a PD-(L)1 naïve patient and one PR in a PD-(L)1 refractory patient, and three cases of stable disease (SD) following treatment with uliledlimab and atezolizumab. We expect to complete the TJ004309 Phase 1 trial by the end of 2022.

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

In June 2020, I-Mab commenced an arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce (the ICC) before an arbitration tribunal seated in New York City (the Tribunal) after we invoked contractual dispute resolution provisions asserting that I-Mab had breached its contractual obligations concerning two strategic collaboration and clinical trial agreements with us entered into in November 2018.  Those strategic collaboration and clinical trial agreements relate to the development of TJ004309 and five of I-Mab’s proprietary bispecific antibody product candidates to be nominated by I-Mab within a five-year period for development and commercialization in North America. We filed counterclaims in the arbitration seeking to recover over $200 million in damages from I-Mab based on I-Mab’s breaches of the two strategic collaboration and clinical trial agreements. In 2021, I-Mab sent us notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete,” as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking a variety of relief including an order of specific performance requiring us to comply with I-Mab’s purported termination of the TJ004309 Agreement. In May 2021, the Delaware Court of Chancery stayed the lawsuit in favor of arbitration. The Tribunal held a hearing on the merits in February 2022, and final post-hearing briefs were submitted by us and I-Mab in May 2022. On September 29, 2022, the ICC informed us that the International Court of Arbitration extended the time limit for the Tribunal to render a final decision in our ongoing binding arbitration with I-Mab from September 30, 2022 until November 30, 2022. On November 8, 2022, the Tribunal invited the parties to submit additional, limited briefing on two discrete issues by December 9, 2022. Following that submission, the parties are to agree on a schedule for their respective cost submissions. The Tribunal did not indicate when it expects to render its award; however, it did note that it is far along in its deliberations and preparation of a final award. We expect the Tribunal to render its award in the first quarter of 2023.

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

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt. At September 30, 2022, we had cash and cash equivalents totaling $17.2 million, of which $0.2 million is pledged as collateral for our obligations under our corporate headquarters facility lease.

We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $22.1 million and $21.0 million for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, we had an accumulated deficit of $229.9 million.

We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our total expenses to remain relatively constant for the remainder of 2022 as we:

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

In June 2020, I-Mab commenced an arbitration proceeding under the Rules of Arbitration of the ICC before the Tribunal after we invoked contractual dispute resolution provisions asserting that I-Mab had breached its contractual obligations concerning the TJ004309 Agreement and Bispecific Agreement. We filed counterclaims in the arbitration seeking to recover over $200 million in damages from I-Mab based on I-Mab’s breaches of the two strategic collaboration and clinical trial agreements. The Tribunal held a hearing on the merits in February 2022, and final post-hearing briefs were submitted by us and I-Mab in May 2022. On September 29, 2022, the ICC informed us that the International Court of Arbitration extended the time limit for the Tribunal to render a final decision in our ongoing binding arbitration with I-Mab from September 30, 2022 until November 30, 2022. On November 8, 2022, the Tribunal invited the parties to submit additional, limited briefing on two discrete issues by December 9, 2022. Following that submission, the parties are to agree on a schedule for their respective cost submissions. The Tribunal did not indicate when it expects to render its award; however, it did note that it is far along in its deliberations and preparation of a final award. Under the applicable rules of the arbitration, the prevailing party may be awarded attorneys’ fees at the Tribunal’s discretion. As of the date of this Quarterly Report, the TJ004309 Agreement and Bispecific Agreement disputes remain under consideration by the Tribunal, and we expect the Tribunal to render its award in the first quarter of 2023. The claims under the arbitration are complex; accordingly, we cannot predict the outcome of the arbitration, and we are unable to estimate the amount of recovery or damages, if any, that may be awarded by the Tribunal. The dispute with I-Mab has caused, and could continue to cause, us to incur significant costs.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Third-party research and development expenses:
Envafolimab	$2,626	$1,897	$5,599	$4,207
YH001	89	—	158	—
TRC102	202	18	313	106
TJ004309	58	183	304	690
Total third-party research and development expenses	2,975	2,098	6,374	5,003
Unallocated expenses	1,122	632	3,639	3,079
Total research and development expenses	$4,097	$2,730	$10,013	$8,082

Unallocated expenses consist primarily of our internal personnel and facility related costs.

We expect our current level of research and development expenses for the remainder of 2022 and in 2023 to increase due to the continued enrollment of the ENVASARC trial and initiation of a Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes.

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

We anticipate that our general and administrative expenses will remain relatively consistent for the remainder of 2022 and in 2023; however, there may be increases to the extent we have to expend additional legal fees in connection with enforcing and collecting any arbitration award from I-Mab.

Other Income (Expense)

Other income (expense) primarily consists of interest related to our loan agreements with SVB, which was terminated in June 2022, and RGC offset in part by interest income from our cash equivalents and investing activities.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021	Change
	(in thousands)
Research and development expenses	$4,097	$2,730	$1,367
General and administrative expenses	2,280	4,151	(1,871)
Other expense	(58)	(71)	13

Research and development expenses. Research and development expenses were $4.1 million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $1.4 million was primarily due to the continued enrollment of the ENVASARC trial. We expect research and development expenses to continue to increase in future periods with our continued enrollment of the ENVASARC trial and the initiation of a Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes.

General and administrative expenses. General and administrative expenses were $2.3 million and $4.2 million for the three months ended September 30, 2022 and 2021, respectively. The decrease of $1.9 million was primarily due to legal expenses incurred in 2021 in connection with the arbitration proceeding of our dispute with I-Mab regarding the TJ004309 Agreement and Bispecific Agreement. We expect continued decreases from legal expenses in future periods as we and I-Mab submitted our arbitration post-hearing briefs in May 2022. However, there may be increases to the extent we must expend additional legal fees in connection with enforcing and collecting any arbitration award from I-Mab.

Other expense. Other expense was $0.1 million for the three months ended September 30, 2022 and 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021	Change
	(in thousands)
Research and development expenses	$10,013	$8,082	$1,931
General and administrative expenses	12,049	12,948	(899)
Other expense	(76)	(271)	195

Research and development expenses.  Research and development expenses were $10.0 million and $8.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $1.9 million was primarily due to the continued enrollment of the ENVASARC trial. We expect research and development expenses to continue to increase in future periods with our continued enrollment of the ENVASARC trial and initiation of a Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes.

General and administrative expenses.  General and administrative expenses were $12.0 million and $12.9 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $0.9 million was primarily due to legal expenses incurred in 2021 in connection with the arbitration of disputes related to the TJ004309 Agreement and Bispecific Agreement. We expect continued decreases from legal expenses in future periods as we and I-Mab submitted our post-hearing briefs in May 2022. However, there may be increases to the extent we must expend additional legal fees in connection with enforcing and collecting any arbitration award from I-Mab.

Other expense.  Other expense was $0.1 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Our sources of cash liquidity include our cash and cash equivalents. We believe that our cash and cash equivalents as of September 30, 2022 will be sufficient to fund the current requirements of working capital and other financial commitments, including our long-term debt and operating lease obligations, into 2023. Based on our current business plan, we believe that there is substantial doubt as to whether our existing cash and cash equivalents will be sufficient to meet our obligations as they become due within one year from the date the unaudited condensed consolidated financial statements are issued.

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

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2022, we had an accumulated deficit of $229.9 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses for the remainder of 2022 and in 2023 to increase due to the continued enrollment of the ENVASARC trial and initiation of a Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding, and licensing or collaboration arrangements.

As of the date of this Quarterly Report, the TJ004309 Agreement and Bispecific Agreement disputes with I-Mab remain under consideration by the Tribunal, and we expect their final decision in the first quarter of 2023. The claims under the arbitration are complex; accordingly, we cannot predict the outcome of the arbitration, and we are unable to estimate the amount of recovery or damages, if any, that may be awarded by the Tribunal. If the Tribunal does decide to award us certain amounts in the arbitration and we were able to recover some or all of that award, such award and subsequent recovery may materially increase our liquidity.

Runway Growth Finance Corp. Loan and Security Agreement

In September 2022, we entered into a loan and security agreement with Runway Growth Finance Corp. (the RGC Loan Agreement). The RGC Loan Agreement is a long-term debt facility that provides a term loan commitment in an aggregate principal amount of up to $35.0 million in three tranches: (i) a Term A loan in an aggregate principal amount of $10.0 million, with the full amount funded in a single disbursement on closing of the RGC Loan Agreement; (ii) a Term B loan in an aggregate principal amount of up to $15.0 million to be funded in one or more disbursements at our request on or prior to June 30, 2024, subject to certain conditions being met; and (iii) a Term C loan in an aggregate principal amount of up to $10.0 million that may be disbursed in a single disbursement in the lender’s sole discretion upon our request at any time from closing of the RGC Loan Agreement through and including December 31, 2024.

Borrowings under the term loan facility bear interest at a variable annual rate equal to the sum of (i) the greater of (a) the rate of interest noted in The Wall Street Journal, Money Rates section, as the “Prime Rate” or (b) 3.5%, plus (ii) 5.0%. We are obligated to make interest-only payments monthly in arrears through and including September 30, 2024 and thereafter monthly payments in arrears through the maturity date of September 1, 2026 equal to 1/24th of all outstanding principal plus accrued and unpaid interest.

We were obligated to pay a closing fee in the amount of (i) $50,000, which was paid upon the funding of the Term A loan, and (ii) an amount equal to 0.50% of the Term B loan and the Term C loan advanced to us , if any, due and payable on the applicable funding date of such Term B loan and Term C loan.

We are also obligated to pay a final payment fee equal to 4.25% of the aggregate principal amount of the funded term loans at the earlier to occur of (i) the maturity date, (ii) acceleration of the term loans and (iii) prepayment under the RGC Loan Agreement.

We have the option to prepay all, but not less than all, of the amounts of outstanding principal, accrued and unpaid interest and any other amounts due and payable under the RGC Loan Agreement, including a final payment fee. If we exercise our right to prepay the term loan(s) prior to the maturity date, we are obligated to pay a prepayment fee equal to (a) 3.0% of the outstanding principal amount of the applicable term loan(s) prepaid at the time of such prepayment if it occurs on or prior to the first anniversary date, (b) 2.0% of the outstanding principal amount of the applicable term loan(s) prepaid at the time of such prepayment if it occurs after the first anniversary date but on or prior to the second anniversary date and (c) 1.0% of the outstanding principal amount of the applicable term loan(s) prepaid at the time of such prepayment if it occurs after the second anniversary date but prior to the maturity date.

Our obligations under the RGC Loan Agreement are collateralized by a first priority security interest in substantially all of our assets other than our intellectual property. The RGC Loan Agreement also contains customary representations, warranties and covenants that limit, among other things, our ability to (i) incur indebtedness, (ii) incur liens on our property, (iii) pay dividends or make other distributions, (iv) sell our assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the RGC Loan Agreement and under applicable law, including, without limitation, termination of its obligations to extend credit to us. The RGC Loan Agreement contains customary representations, warranties and covenants, including financial covenants, and also includes customary events of default, including payment defaults, breaches of covenants, change in control and a material adverse effect default.

In connection with the funding of the Term A loan, we issued Runway Growth Finance Corp. warrants to purchase 150,753 shares of our common stock (the RGC Term A Warrants) at an exercise price of $1.99 per underlying share of our common stock. The RGC Term A Warrants are fully exercisable in whole or in part at the option of the holder, payable in cash or on a cashless basis according to the formula set forth in the RGC Term A Warrants, and expire September 2, 2032. In addition, in connection with the RGC Loan Agreement, additional warrants will be issued upon funding of the other term loan tranches, if any.

As of September 30, 2022, the total outstanding balance owed under the RGC Loan Agreement was $10.0 million and future minimum principal and interest payments were $1.2 million and $2.3 million for each of the next 12 and 24 months, respectively.

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

ATM Facility

In December 2020, as amended in March 2022, we entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, $47.4 million of which remains available for sale as of September 30, 2022. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3 subject to limitations on the amount of securities the Company may sell pursuant to its effective registration statement on Form S-3 within any 12 month period, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement.

Operating Lease Obligations

Our operating lease obligations relate to our corporate headquarters in San Diego, California, which expires in April 2027. As of September 30, 2022, future minimum lease payments under this lease were $0.3 million and $0.6 million for each of the next 12 and 24 months, respectively.

Other Obligations

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(21,586)	$(17,457)
Investing activities	(13)	3,961
Financing activities	14,739	11,266
Decrease in cash and cash equivalents	$(6,860)	$(2,230)

Operating activities. Net cash used in operating activities was $21.6 million and $17.5 million for the nine months ended September 30, 2022 and 2021, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities. Net cash used in investing activities was $13,000 for the nine months ended September 30, 2022. Net cash provided by investing activities was $4.0 million for the nine months ended September 30, 2021 and was due to maturities of short-term investments.

Financing activities. Net cash provided by financing activities was $14.7 million for the nine months ended September 30, 2022 and primarily resulted from our $10.0 million debt financing with RGC, $6.4 million in net proceeds received from the Offering and periodic issuances and sales of our common stock under the Sales Agreement with JonesTrading, partially offset by $1.7 million in SVB loan repayments. Net cash provided by financing activities was $11.3 million for the nine months ended September 30, 2021 and primarily resulted from $13.4 million raised in connection with an underwritten public offering in July 2021, offset by $2.1 million in net repayments on borrowings under our SVB loan agreement.

Funding Requirements

At September 30, 2022, we had cash and cash equivalents totaling $17.2 million, of which $0.2 million is pledged as collateral for our obligations under our corporate headquarters facility lease. We believe that our cash and cash equivalents as of September 30, 2022, will be sufficient to fund our obligations into 2023. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. These uncertainties raise substantial doubt about our ability to continue as a going concern for a period of 12 months following the date that the accompanying unaudited condensed consolidated financial statements were issued.

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

•	the costs and timing of procuring supplies of product candidates for clinical trials and regulatory submissions;
•	the scope, progress, results and costs of preclinical development, and clinical trials of our product candidates;
•	the extent to which macroeconomic effects, including as a result of the COVID-19 pandemic, delay our clinical development activities or those of our collaborators;
•	the costs, timing and outcome of regulatory review of product candidates;
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

Until we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and licensing arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. As a result of macroeconomic developments, such as the COVID-19 pandemic and actions taken to slow its spread, the ongoing military conflict between Ukraine and Russia, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans or programs which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

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

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2022, the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.
•	The COVID-19 pandemic could continue to adversely impact our business, including our clinical trials, supply chain and business development activities.
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

•

The RGC Loan Agreement contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage biopharmaceutical company with limited operating history. All the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $22.1 million and $21.0 million for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, we had an accumulated deficit of $229.9 million.

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

At September 30, 2022, we had cash and cash equivalents totaling $17.2 million, of which $0.2 million is pledged as collateral for our obligations under our corporate headquarters facility lease. Based upon our current operating plan, we believe that our cash and cash equivalents as of September 30, 2022 will be sufficient to fund our operating expenses and capital requirements into 2023. We will need additional funding to complete the development and commercialization of product candidates, including envafolimab and YH001. In addition, in November 2018, we entered into separate collaboration and clinical trial agreements with I-Mab for the development of multiple immuno-oncology programs, in December 2019 we entered into a collaboration and clinical trial agreement with 3D Medicines and Alphamab, and in October 2021 we entered into a collaborative development and commercialization agreement with Eucure and Biocytogen. Under these agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations. We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches. As more fully discussed in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of 12 months following the date these accompanying unaudited condensed consolidated financial statements were issued.

Regardless of our expectations, changing circumstances beyond our control, including the effects of macroeconomic developments, such as the COVID-19 pandemic, rising inflation rates and the ongoing conflict between Ukraine and Russia may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties or we could encounter difficulties obtaining clinical trial material or other supplies that could increase our development costs more than we expect. In addition, we may continue to incur substantial legal expenses in connection with our on-going dispute with I-Mab, including in connection with enforcing and collecting any award from the arbitration process. In any event, we will require additional capital prior to completing clinical development, filing for regulatory approval, or commercializing any product candidates.

In December 2020, as amended in March 2022, we entered into a Sales Agreement with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, $47.4 million of which remains available for sale as of September 30, 2022. While the Sales Agreement provides us with an additional option to raise capital through issuances and sales of our common stock, there can be no guarantee that we will be able to sell shares under the Sales Agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the Sales Agreement from time to time. If sales are made under the Sales Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. As a result of macroeconomic developments, such as the COVID-19 pandemic and actions taken to slow its spread, ongoing military conflict between Ukraine and Russia, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate further, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or commercialization of product candidates or otherwise significantly curtail, or cease, operations. If we are unable to pursue or are forced to delay our planned drug development efforts due to lack of financing, it would have a material adverse effect on our business, financial condition, operating results and prospects.

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

The RGC Loan Agreement contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.*

In September 2022, we entered into the RGC Loan Agreement that provides a term loan commitment in an aggregate principal amount of up to $35.0 million in three tranches: (i) a Term A loan in an aggregate principal amount of $10.0 million, with the full amount funded on the closing of the RGC Loan Agreement; (ii) a Term B loan in an aggregate principal amount of up to $15.0 million to be funded in one or more disbursements at our request on or prior to June 30, 2024, subject to certain conditions being met; and (iii) a Term C loan in an aggregate principal amount of up to $10.0 million that may be disbursed in a single disbursement in the lender’s sole discretion upon our request at any time from closing of the RGC Loan Agreement through and including December 31, 2024. The RGC Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	convey, sell, lease or otherwise dispose of certain parts of our business or property;
•	merge or consolidate with another entity;
•	incur or assume certain debt;
•	incur certain types of liens on our assets;
•	make changes to certain collateral accounts or fall below a prespecified amount of liquidity;
•	pay dividends or make other distributions to our stockholders;
•	make certain loans or investments;
•	enter into material transactions with affiliates; and
•	voluntarily repay or prepay certain indebtedness.

The restrictive covenants of the RGC Loan Agreement could cause us to be unable to pursue business opportunities that we or our stockholders may consider beneficial.

A breach of any of these covenants could result in an event of default under the RGC Loan Agreement. An event of default will also occur upon the occurrence of, among other things, a material adverse effect on our business, operations, properties, assets or condition (financial or otherwise) , which could potentially include receipt of negative results in clinical trials, a material impairment in the perfection or priority of the lien in any collateral or value of such collateral, or a material adverse effect on the prospect of our repayment of any portion of the amounts we owe under the RGC Loan Agreement or in the ability of RGC to enforce its rights and remedies. In the case of a continuing event of default under the RGC Loan Agreement, RGC, on behalf of all lenders, could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted a security interest under the RGC Loan Agreement, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the RGC Loan Agreement are secured by substantially all of our assets, excluding intellectual property, which is subject to a negative pledge arrangement. Should an event of default or continuing event of default occur or if RGC elects to exercise its rights or remedies in accordance with the RGC Loan Agreement, including accelerating any payments or proceeding against any collateral, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.*

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Even if product candidates demonstrate favorable results in ongoing or planned Phase 1 and 2 clinical trials, many product candidates fail to show desired safety and efficacy traits in late-stage clinical trials despite having progressed through earlier trials. In addition to the potential lack of safety or efficacy of product candidates, clinical trial failures may result from a multitude of factors including flaws in trial design, manufacture of clinical trial material, dose selection and patient enrollment criteria, or differences in determination of progression events by investigators compared to central radiographic reviewers. With respect to envafolimab and YH001, while results of trials conducted by others outside of the United States have been promising, they may not be predictive of results in U.S. trials due to differences in trial design, target indications, patient populations, availability of alternative treatments and other factors. Based upon the recommendation of the IDMC following an interim analysis of data from the ENVASARC trial, we have proceeded in the trial using a dose of envafolimab that is twice the dose administered to the first patients in the trial. While dosing at higher levels has shown promising results in other trials outside of the United States, we cannot be certain that we will observe similar results in the ENVASARC trial, including whether the higher dose will result in tolerability issues that were not encountered with the lower dose. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. If patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to COVID-19 actions taken to slow its spread or adverse macroeconomic developments, such as the ongoing military conflict between Ukraine and Russia, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

For example, FDA may require additional or different data in order to move forward with a BLA submission for envafolimab for patients with local advanced, unresectable or metastatic UPS and MFS, which could ultimately delay regulatory approval and could have a material adverse effect on our business.

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

We may not receive fast track designation for our product candidates from the FDA, or fast track designation may not actually lead to a faster development or regulatory review or approval process.*

Fast track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. A new drug or biologic is eligible for fast track designation if it is intended to treat a serious or life-threatening disease or condition and the drug demonstrates the potential to address unmet medical needs for the disease or condition. While the FDA did grant us fast track designation for the development of envafolimab for patients with locally advanced, unresectable or metastatic UPS and MFS who have progressed on one or two prior lines of chemotherapy, it has broad discretion whether or not to grant this designation for our other product candidates. Even if we believe another particular product candidate is eligible for this designation, we cannot assure you that the FDA will grant it. Further, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Although we intend to seek breakthrough therapy designation for envafolimab for the treatment of soft tissue sarcoma subtypes if the interim data from the ENVASARC trial is positive, such designation may not be granted, and even if granted this may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that envafolimab will receive marketing approval in the United States.

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

In June 2020, I-Mab commenced an arbitration proceeding under the Rules of Arbitration of the ICC before the Tribunal after we invoked contractual dispute resolution provisions asserting that I-Mab had breached its contractual obligations concerning two strategic collaboration and clinical trial agreements with us entered into in November 2018.  Those strategic collaboration and clinical trial agreements relate to the development of TJ004309 and five of I-Mab’s proprietary bispecific antibody product candidates to be nominated by I-Mab within a five-year period for development and commercialization in North America. We filed counterclaims in the arbitration seeking to recover over $200 million in damages from I-Mab based on I-Mab’s breaches of the two strategic collaboration and clinical trial agreements. In 2021, I-Mab sent us notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete,” as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking a variety of relief including an order of specific performance requiring us to comply with I-Mab’s purported termination of the TJ004309 Agreement. In May 2021, the Delaware Court of Chancery stayed the lawsuit in favor of arbitration. The Tribunal held a hearing on the merits in February 2022, and final post-hearing briefs were submitted by us and I-Mab in May 2022. On September 29, 2022, the ICC informed us that the International Court of Arbitration extended the time limit for the Tribunal to render a final decision in our ongoing binding arbitration with I-Mab from September 30, 2022 until November 30, 2022. On November 8, 2022, the Tribunal invited the parties to submit additional, limited briefing on two discrete issues by December 9, 2022. Following that submission, the parties are to agree on a schedule for their respective cost submissions. The Tribunal did not indicate when it expects to render its award; however, it did note that it is far along in its deliberations and preparation of a final award. We expect the Tribunal to render its award in the first quarter of 2023. Under the applicable rules of the arbitration, the prevailing party may be awarded attorneys’ fees at the Tribunal’s discretion. The claims under the arbitration are complex; accordingly, we cannot predict the outcome of the arbitration, which could materially adversely affect our ability to operate our business and our financial results, and we are unable to estimate the amount of recovery or damages, if any, that may be awarded by the Tribunal. The dispute with I-Mab has caused, and could continue to cause, us to incur significant costs, as well as distract our management over an extended period. Until these disputes are concluded, we will be unable to provide a timeline as to when or if we will file an IND for a BsAb under the Bispecific Agreement. Furthermore, our ability to license bispecific product candidates from I-Mab may be more limited than we previously believed.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.*

Third party payors, whether domestic or foreign, or governmental or commercial, and governments are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in the United States. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA.  For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (Tax Act) includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative changes to the statute will remain in effect until 2031 unless additional Congressional action is taken. However, COVID-19 pandemic relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.  In January 2013, former U.S. President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2021, we had U.S. federal and California net operating loss carryforwards (NOLs) of approximately $179.4 million and $144.4 million, respectively, certain of which begin to expire in 2030, if not utilized. As of December 31, 2021, we had $96.2 million of U.S. federal NOLs that were generated in tax years beginning after 2017 that will carryforward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. As of December 31, 2021, we had U.S. federal and California research and development and Orphan Drug tax credit carryforwards of approximately $11.8 million and $2.7 million, respectively. The federal research and development and Orphan Drug tax credit carryforwards will begin expiring in 2031, if not utilized. The California research and development credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

New or future changes to tax laws could materially adversely affect us.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Act and the recently enacted Inflation Reduction Act of 2022, or the Inflation Reduction Act, includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the Inflation Reduction Act or any newly enacted federal tax legislation. The impact of such legislation and any future changes in tax laws on holders of our common stock is also uncertain and could be adverse.

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

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and/or supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers, manufacturers and collaborators, possibly resulting in additional supply disruption for our product candidates and delays to our clinical trials. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. If economic conditions in Europe and other key markets for our business and the business of our suppliers, manufacturers and collaborators remain uncertain or deteriorate further, including as a result of the COVID-19 pandemic or otherwise, we could experience adverse effects on our business, financial condition or results of operations.

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
•

the impact of macroeconomic events, such as general political, health and economic conditions, including the COVID-19 pandemic, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets on our business;

•	sales of our common stock by us or our stockholders in the future, in particular any sales by significant stockholders or our affiliates; and
•	trading volume of our common stock.

In addition, the stock market in general, and the Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2021 through November 11, 2022, the closing price of our common stock has ranged between $1.30 and $11.65 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

If we fail to continue to meet all applicable listing requirements, our common stock may be delisted from the Nasdaq Capital Market, which could have an adverse impact on the liquidity and market price of our common stock.*

Our common stock is currently listed on the Nasdaq Capital Market, which has qualitative and quantitative listing criteria. If we are unable to meet all of the Nasdaq continued listing requirements and at least one of the Nasdaq continued listing standards in the future, including, for example, if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days, or if we are unable to maintain at least $2.5 million in stockholders’ equity or a market capitalization of at least $35 million, Nasdaq could determine to delist our common stock.

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

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.*

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Additionally, the RGC Loan Agreement contains covenants that restrict our ability to pay dividends or make other distributions. Any return to stockholders will therefore be limited to the appreciation of their stock.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The RGC Loan Agreement provides that, so long as it remains effective, we shall not pay any dividends or make any distribution or payment in respect of our equity interests, subject to limited exceptions.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

We previously announced that the ICC had extended the time limit for the Tribunal to render its Award in our ongoing binding arbitration with I-Mab until November 30, 2022. On November 8, 2022, the Tribunal invited the parties to submit additional, limited briefing on two discrete issues by December 9, 2022. Following that submission, the parties are to agree on a schedule for their respective cost submissions. The Tribunal did not indicate when it expects to render its award; however, it did note that it is far along in its deliberations and preparation of a final award. We expect the Tribunal to render its award in the first quarter of 2023.

This disclosure is provided in this Part II, Item 5 in lieu of disclosure under Item 8.01 of Form 8-K.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TRACON Pharmaceuticals, Inc.

3.3(1)	Amended and Restated Bylaws.

4.1(3)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Form of Pre-Funded Warrant dated March 27, 2018.

4.3(4)	Form of Common Warrant dated March 27, 2018.

4.4(5)	Form of Pre-Funded Warrant.

4.5(5)	Form of Amended and Restated Pre-Funded Warrant 1.

4.6(5)	Form of Amended and Restated Pre-Funded Warrant 2.

4.7(6)	Form of Common Stock Warrant Agreement and Warrant Certificate.

4.8(6)	Form of Preferred Stock Warrant Agreement and Warrant Certificate.

4.9(7)	Form of Warrant to Purchase Common Stock..

10.1(7)

Loan and Security Agreement by and among the Company, each other party thereto as a borrower from time to time, the lenders from time to time party thereto and Runway Growth Finance Corp., dated as of September 2, 2022.

Exhibit Number	Description of Document

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 9, 2020.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 23, 2018.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 21, 2022.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, filed with the SEC on March 16, 2022.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 6, 2022.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: November 14, 2022	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	/s/ Scott B. Brown, CPA
Scott B. Brown, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)