Form 10-K
period 2022-12-31
Tracon Pharmaceuticals, Inc.
filed 2023-03-08
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).      Yes ☐    No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $42.2 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2022 of $2.00 per share.

The number of outstanding shares of the registrant’s common stock as of March 3, 2023 was 23,822,542.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TRACON Pharmaceuticals, Inc.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2022

Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report), including the sections entitled “Summary of Risk Factors,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements within the meaning of the safe harbor provisions for the U.S. Private Securities Litigation Reform Act of 1955. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	the success, cost and timing of results of our and our collaborators’ ongoing clinical trials;
•	our and our collaborators’ plans to develop and commercialize our product candidates;
•	the potential benefits of our collaboration arrangements and our ability to enter into additional collaboration arrangements;
•	the potential outcome of our dispute with I-Mab Biopharma (I-Mab);
•	our regulatory strategy and potential benefits associated therewith;
•	the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•	the effects of unfavorable U.S. and global economic conditions on our business, financial condition and results of operations;
•	the rate and degree of market acceptance and clinical utility of any approved product candidate;
•	the success of competing products that are or may become available;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the potential effects of macroeconomic and geopolitical developments, such as the ongoing military conflict between Ukraine and Russia and the COVID-19 pandemic, on our operations;
•	our intellectual property position;
•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources, and our need for additional financing; and
•	our ability to realize the anticipated benefits associated with our capital efficiency focused initiatives.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report and are subject to risks and uncertainties. We discuss many of these risks in greater detail under the section entitled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

•

The Loan Agreement with Runway Growth Capital (RGC) contains restrictions that limit our flexibility in operating our business. We may be required to make a prepayment or repay the outstanding indebtedness earlier than we expect if a prepayment event or an event of default occurs, including a material adverse change with respect to us, which could have a materially adverse effect on our business.

•	We may not be able to protect our intellectual property rights throughout the world.
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

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by rapid subcutaneous injection for the treatment of sarcoma in North America. The ENVASARC Phase 2 pivotal trial (the ENVASARC trial) is enrolling a total of 160 patients at 600mg of envafolimab, with 80 patients enrolling at 600mg of envafolimab every three weeks in cohort C, and 80 patients enrolling at 600mg of envafolimab every three weeks in combination with Yervoy® at 1mg/kg every three weeks for four doses in cohort D, in the sarcoma subtypes of undifferentiated pleomorphic sarcoma (UPS) and myxofibrosarcoma (MFS). Nine of 80 responses by blinded independent central review (BICR) in either cohort are needed to satisfy the primary objective of the trial which is to statistically exceed the known 4% objective response rate (ORR) of Votrient® (pazopanib), the only U.S. Food and Drug Administration (FDA)-approved treatment for patients with refractory UPS or MFS. Achieving the primary endpoint of exceeding the known 4% ORR could be the basis for accelerated approval of envafolimab by the FDA as a single agent and/or in combination with Yervoy. The trial will provide at least 86% power to demonstrate the lower bound of the 95% confidence interval is greater than 5% in each cohort, which would be greater than the 4% ORR of Votrient reported in soft tissue sarcoma in its package insert. Votrient is the only approved treatment for refractory soft tissue sarcoma, which includes UPS and MFS.

In August and October 2022, we announced that the ENVASARC trial will proceed as planned after the independent data monitoring committee (IDMC) reviewed three and twelve weeks of safety data, respectively, from more than 20 patients enrolled in the trial as of June 30, 2022. The safety data reviewed included data from more than 10 patients enrolled into cohort C of treatment with single agent envafolimab at 600mg every three weeks and more than 10 patients enrolled into cohort D of treatment with envafolimab at 600mg every three weeks in combination with Yervoy (ipilimumab).

In December 2022, we announced the IDMC recommended continued accrual as planned in both cohorts at the first planned interim efficacy analysis. The IDMC reviewed interim safety and efficacy data from 18 patients enrolled into each cohort who completed a minimum of 12 weeks of efficacy evaluations (two on-treatment scans). The double-digit ORR assessed by BICR in each cohort exceeded the prespecified futility rule that required at least one response among the initial 18 patients enrolled at 600mg into each cohort. Envafolimab monotherapy (cohort C) and in combination with Yervoy (cohort D) was well tolerated, with only a single related serious adverse event reported in 36 patients. A second interim efficacy analysis is planned following the 12-week efficacy scan in the 92nd dosed patient, to allow for determination of the preliminary ORR, which we expect in the third quarter of 2023. There must be at least three responses among the initial 46 patients enrolled at 600mg into each cohort to continue enrollment in that cohort per the futility rule of the trial.

In September 2022, we announced that the FDA had granted us fast track designation for the development of envafolimab for patients with locally advanced, unresectable or metastatic UPS and MFS who have progressed on one or two prior lines of chemotherapy. We are also eligible to apply for breakthrough therapy designation based on data from the ENVASARC clinical trial. We expect to complete enrollment by the end of 2023, have final response assessment data including duration of response in all patients from the ENVASARC trial in mid-2024, and, assuming positive data, to submit a biologics license application (BLA) to the FDA seeking accelerated approval in 2024. At any time that we reach nine responses in each cohort and meet the endpoint, we expect to discuss the submission process with the FDA.

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

YH001 is an investigational humanized CTLA-4 IgG1 monoclonal antibody that completed dosing in two Phase 1 trials sponsored by Eucure for the treatment of various cancer indications. CTLA-4 is a protein expressed on T-cells and expressed at high levels specifically on regulatory T-cells that act as a checkpoint to inhibit effector T-cell immune responses to cancer cells. The CTLA-4 inhibitor Yervoy (ipilimumab) marketed by BMS has been approved as a single agent in melanoma and approved in combination with other therapies in multiple indications including non-small cell lung cancer, renal cell carcinoma (RCC) and microsatellite instability-high (MSI-H) or mismatch repair deficient (dMMR) cancer. Data from the Phase 1 dose escalation trial in Australia of YH001 in combination with the PD-1 antibody, toripalimab, were presented at the American Society of Clinical Oncology 2022 Annual Meeting. YH001 was well tolerated up to 4 mg/kg when combined with toripalimab in the 24 patients as of the December 31, 2021 data cut-off date. The Phase 1 dose escalation trial in China of YH001 as a single agent, recently completed enrollment and determined a recommended Phase 2 dose. We expect data to be presented in the second half of 2023. No CTLA-4 therapy is approved by the FDA for the treatment of soft tissue sarcoma.

In August 2022, we announced that the FDA had approved the Investigational New Drug (IND) application for the initiation of a Phase 1/2 clinical trial of YH001 in combination with envafolimab and doxorubicin, an approved treatment for soft tissue sarcoma, for the treatment of sarcoma patients and in December 2022, we initiated dosing in the Phase 1/2 clinical trial. The Phase 1/2 trial will assess the safety and efficacy of the triplet combination of YH001, envafolimab and doxorubicin in the common sarcoma subtypes of leiomyosarcoma and dedifferentiated liposarcoma, and we expect Phase 1 data in the second half of 2023. In addition, the trial will assess the safety and efficacy of the doublet combination of YH001 and envafolimab in patients with the rare sarcoma subtypes of alveolar soft part sarcoma and chondrosarcoma. Additionally, we plan to initiate trials of YH001 as a single agent or in combination with immunotherapies in other tumor types.

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting DNA base excision repair (BER). In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and we believe promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy for the treatment of cancer patients. TRC102 has been studied in Phase 1 or Phase 2 trials in mesothelioma patients in combination with the approved chemotherapeutic Alimta® (pemetrexed), in glioblastoma, ovarian cancer, lung and colorectal cancer patients in combination with the approved chemotherapeutic Temodar® (temozolomide) and in lung cancer patients in combination with the approved chemotherapeutics Alimta and cisplatin as well as external beam radiation (i.e., chemoradiation). All current TRC102 trials are sponsored and funded by the National Cancer Institute (NCI). We retain global rights to develop and commercialize TRC102 in all indications. In October 2020, we received orphan drug designation (ODD) from the FDA for TRC102 for the treatment of patients with malignant glioma, including glioblastoma. O6-methylguanine DNA methyltransferase (MGMT) deficiency is observed in about one-third of glioblastoma patients, and a prior study of Temodar and TRC102 reported at the Society for Neuro-Oncology in 2018 demonstrated that two MGMT deficient glioblastoma patients had prolonged survival when treated with Temodar and TRC102 after progressing previously on Temodar and radiation therapy. A December 2020 publication in Cancer Cell also demonstrated Temodar and TRC102 were active in MGMT deficient patients with colorectal cancer. Based on these data, we believe a trial in first line glioblastoma patients of Temodar, radiation therapy and TRC102 is warranted and are discussing further development with investigators at this time. In addition, based on data presented at the ASCO 2020 virtual meeting that the combination of chemoradiation and TRC102 produced objective responses in all 15 evaluable patients with advanced localized lung cancer treated in a Phase 1 trial, in January 2022, the NCI initiated a randomized Phase 2 trial of chemoradiation with or without TRC102, followed by consolidative durvalumab treatment. The primary objective is to improve the 56% one-year progression free survival (PFS) rate with current standard of care to 75% with current standard of care plus TRC102. The trial began enrollment in June 2022 and is expected to be complete in 2025.

TJ004309, also known as TJD5 or uliledlimab, is a novel humanized antibody against CD73 expressed on stromal cells and tumors that converts extracellular adenosine monophosphate (AMP) to the immunosuppressive metabolite adenosine. We are developing TJ004309 in collaboration with I-Mab under a strategic collaboration and clinical trial agreement that we entered into in November 2018 (the TJ004309 Agreement). In July 2019, we began enrollment in a Phase 1 clinical trial to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with the PD-L1 checkpoint inhibitor Tecentriq® in patients with advanced solid tumors, and in June 2021 we presented data from the ongoing Phase 1 trial at the ASCO 2021 virtual meeting. In a poster presentation titled “The safety, pharmacokinetics (PK), pharmacodynamics (PD) and clinical efficacy of uliledlimab (TJ004309), a differentiated CD73 antibody, in combination with atezolizumab in patients with advanced cancer,” uliledlimab was found to be well-tolerated up to 20mg/kg every three weeks and 15mg/kg once weekly as a monotherapy and in combination therapy with atezolizumab 1200mg every three weeks and no dose limiting toxicity (DLT) was observed and the maximum tolerated dose (MTD) was not reached. There was one complete response in a PD-(L)1 naïve patient, two partial responses (PRs) with one PR in a PD-(L)1 naïve patient and one PR in a PD-(L)1 refractory patient, and three cases of stable disease (SD) following treatment with uliledlimab and atezolizumab.

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

In June 2020, I-Mab commenced an arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce (the ICC) before an arbitration tribunal seated in New York City (the Tribunal) after we invoked contractual dispute resolution provisions asserting that I-Mab had breached its contractual obligations concerning two strategic collaboration and clinical trial agreements with us entered into in November 2018.  Those strategic collaboration and clinical trial agreements relate to the development of TJ004309 and five of I-Mab’s proprietary bispecific antibody product candidates to be nominated by I-Mab within a five-year period for development and commercialization in North America. We filed counterclaims in the arbitration seeking to recover over $200 million in damages from I-Mab based on I-Mab’s breaches of the two strategic collaboration and clinical trial agreements. In 2021, I-Mab sent us notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete,” as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking a variety of relief including an order of specific performance requiring us to comply with I-Mab’s purported termination of the TJ004309 Agreement. In May 2021, the Delaware Court of Chancery stayed the lawsuit in favor of arbitration. The Tribunal held a hearing on the merits in February 2022, and final post-hearing briefs were submitted by us and I-Mab in May 2022. On November 8, 2022, the Tribunal invited the parties to submit additional, limited briefing on two discrete issues by December 9, 2022. Following that submission, the parties submitted their respective cost submissions for attorney fees reimbursement in January 2023. The Tribunal did not indicate when it expects to render its final decision; however, it did note that it was far along in its deliberations and preparation of a final award. We expect the Tribunal to render its final decision in the first quarter of 2023.

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

The following table summarizes key information regarding ongoing and planned development of our clinical stage product candidates:

	Phase	Data Expected
Envafolimab
Soft Tissue Sarcoma (UPS and MFS)	Pivotal Phase 2	Interim Data – Q3 2023 Final Data – mid-2024
Envafolimab + YH001
Multiple Soft Tissue Sarcoma Subtypes	Phase 1/2 (planned)	Second half of 2023 and 2024
TRC102
Lung Cancer	Randomized Phase 2	2025

We utilize a CRO-independent product development platform that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups manage significant aspects of our clinical trials with internal resources. We use these internal resources to reduce the costs associated with utilizing CROs to conduct clinical trials. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which can expedite patient enrollment and improve the quality of patient data as compared to a CRO-managed model. We have leveraged this platform in all of our sponsored clinical trials. We have also leveraged our product development platform to diversify our product pipeline without payment of upfront license fees through license agreements with Eucure and Biocytogen, 3D Medicines and Alphamab, I-Mab, and Janssen. We continue to evaluate life science companies that would benefit from a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise. We believe we will continue to be recognized as a preferred U.S. clinical development partner through a cost- and risk-sharing partnership structure, which may include U.S. commercialization.

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

About Envafolimab and Preclinical Studies

Envafolimab is a sdAb that binds selectively to PD-L1 and is administered by rapid subcutaneous injection without an adjuvant.  In November 2021 we announced that our partners 3D Medicines and Alphamab had received marketing authorization for envafolimab from the Chinese National Medical Products Association (NMPA) in the indication of MSI-H/dMMR cancer, and is being further developed by 3D Medicines for the treatment of various cancer indications, including an ongoing first line biliary tract cancer (BTC) pivotal trial in China, and by us in the United States for the treatment of sarcoma in the pivotal ENVASARC trial.

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

Clinical Trials of Envafolimab

As of December 31, 2022, envafolimab had been dosed in more than 1,000 patients in a total of more than 7 ongoing or completed clinical trials in the United States, China or Japan, including our ENVASARC trial, a pivotal Phase 2 trial in MSI-H/dMMR cancer patients in China, a Phase 2 trial of envafolimab plus chemotherapy in gastric cancer, a Phase 3 randomized trial of envafolimab plus chemotherapy versus chemotherapy alone in BTC in China, a Phase 1 dose escalation and dose exploration trial in the United States, a Phase 1 dose escalation and dose exploration trial in China, and a Phase 1 dose escalation and dose exploration trial in Japan.

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

Safety. According to the Japan Trial ASCO Presentation, as of May 5, 2019, no MTD had been reached. As of the same date, three subjects had remained in the trial. 21 subjects had discontinued treatment due to disease progression and two subjects had discontinued treatment due to TEAEs. All of the enrolled subjects experienced TEAEs, 17 subjects (65.4%) experienced treatment-related TEAEs, and only one grade 3 treatment-related TEAE (cerebral infraction) was reported. There were no grade 4/5 treatment-related TEAEs. There were a total of four serious adverse events, two of which were treatment-related. No DLT was reported.

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

Clinical Development in Sarcoma in the United States

The ENVASARC trial is enrolling a total of 160 patients at 600mg of envafolimab, with 80 patients enrolling at 600mg of envafolimab every three weeks in cohort C, and 80 patients enrolling at 600mg of envafolimab every three weeks in combination with Yervoy® at 1mg/kg every three weeks for four doses in cohort D, in the sarcoma subtypes of UPS and MFS. Nine of 80 responses by BICR in either cohort are needed to satisfy the primary objective of the trial which is to statistically exceed the known 4% ORR of Votrient® (pazopanib), the only FDA-approved treatment for patients with refractory UPS or MFS. Achieving the primary endpoint of ORR could be the basis for accelerated approval of envafolimab by the FDA as a single agent and/or in combination with Yervoy. The trial will provide at least 86% power to demonstrate the lower bound of the 95% confidence interval is greater than 5% in each cohort, which would be greater than the 4% ORR of Votrient reported in soft tissue sarcoma in its package insert. Votrient is the only approved treatment for refractory soft tissue sarcoma, which includes UPS and MFS.

In August and October 2022, we announced that the ENVASARC trial will proceed as planned after the IDMC reviewed three and twelve weeks of safety data, respectively, from more than 20 patients enrolled in the trial as of June 30, 2022. The safety data reviewed included data from more than 10 patients enrolled into cohort C of treatment with single agent envafolimab at 600mg every three weeks and more than 10 patients enrolled into cohort D of treatment with envafolimab at 600mg every three weeks in combination with Yervoy (ipilimumab).

In December 2022, we announced the IDMC recommended continued accrual as planned in both cohorts at the first planned interim efficacy analysis. The IDMC reviewed interim safety and efficacy data from 18 patients enrolled into each cohort who completed a minimum of 12 weeks of efficacy evaluations (two on-treatment scans). The double-digit ORR assessed by BICR in each cohort more than satisfied the prespecified futility rule that required at least one response among the initial 18 patients enrolled at 600mg into each cohort. Envafolimab monotherapy (cohort C) and in combination with Yervoy (cohort D) was well tolerated, with only a single related serious adverse event reported in 36 patients. A second interim efficacy analysis is planned following the 12-week efficacy scan in the 92nd dosed patient, to allow for determination of the preliminary ORR, which we expect in the third quarter of 2023. There must be at least three responses among the initial 46 patients enrolled at 600mg into each cohort to continue enrollment in that cohort per the futility rule of the trial.

In September 2022, we announced that the FDA had granted us fast track designation for the development of envafolimab for patients with locally advanced, unresectable or metastatic UPS and MFS who have progressed on one or two prior lines of chemotherapy. We are also eligible to apply for breakthrough therapy designation based on data from the ENVASARC clinical trial. We expect to complete enrollment by the end of 2023, have final response assessment data including duration of response in all patients from the ENVASARC trial in mid-2024, and, assuming positive data, to submit a BLA to the FDA seeking accelerated approval in 2024. At any time that we reach nine responses in each cohort and meet the endpoint, we expect to discuss the submission process with the FDA.

UPS has an incidence of 0.8 to 1.0 cases per 100,000 patients in the western world per orpha.net and accounts for 10-15% of new cases of soft tissue sarcoma in the United States, with prevalence rates estimated at approximately 1.5 to 2.0 times incidence, and MFS accounts for half as many cases as UPS in the United States. We estimate that marketing envafolimab in refractory UPS and MFS could generate peak annual sales of up to $200 million in the United States without considering a price premium to the reference PD-1 inhibitors Opdivo (nivolumab) or Keytruda (pembrolizumab) that are administered intravenously. We estimate that marketing envafolimab in rarer sarcoma subtypes where the activity of checkpoint inhibition has been demonstrated could generate annual sales of up to $100 million in the United States.

Other Ongoing Clinical Trials

A Phase 3 randomized clinical trial in BTC was initiated by 3D Medicines in April 2018.  This trial is an open-label trial to assess the safety and efficacy of envafolimab plus standard of care gemcitabine-based chemotherapy compared to gemcitabine-based chemotherapy alone with OS as the primary endpoint. In the envafolimab arm, envafolimab will be dosed at 2.5mg/kg subcutaneously QW, along with gemcitabine and oxaliplatin at recommended doses. The trial is expected to enroll over 390 patients in China and data are expected in 2023.

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

Clinical Development of YH001

As of December 31, 2021, YH001 had been dosed to more than 41 patients in China and Australia in two completed Phase 1 clinical trials.  YH001 is also being studied in additional ongoing Phase 1 clinical trials in combination with investigational and approved immunotherapies China sponsored by Eucure.

Phase I Dose Escalation Clinical Trial in Australia

An open-label, single-arm Phase 1 dose escalation clinical trial of YH001 in combination with the PD-1 antibody, toripalimab, was completed in Australia. The safety and efficacy data from this trial were presented at the 2022 ASCO Annual Meeting in June 2022. Based on the data presented in the ASCO presentation, 24 subjects were enrolled in this trial as of December 31, 2021.

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

Safety. At the December 31, 2021 data cutoff, the maximum tolerated and recommended Phase 2 dose of YH001 when given with toripalimab was 4 mg/kg i.v. every three weeks for up to one year of dosing.

Efficacy. Among 23 patients that had tumor imaging assessments available at the December 31, 2021 data cut-off, four achieved PR by RECIST, including in one patient with urothelial cancer who had failed prior treatment with a PD-1 antibody, and nine had stable disease.

Conclusion. The authors concluded that YH001 was well tolerated up to 4 mg/kg when combined with toripalimab and demonstrated activity in patients with advanced solid tumors.

Phase I Dose Escalation Clinical Trial in China

An open-label, single-arm Phase 1 dose escalation clinical trial of YH001 was completed in China.

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

Clinical Development in North America

In August 2022, we announced that the FDA had approved the IND application for the initiation of a Phase 1/2 clinical trial of YH001 in combination with envafolimab and doxorubicin, an approved treatment for soft tissue sarcoma, for the treatment of sarcoma patients and in December 2022, we initiated dosing in the Phase 1/2 clinical trial. The Phase 1/2 trial will assess the safety and efficacy of the triplet combination of YH001, envafolimab and doxorubicin in the common sarcoma subtypes of leiomyosarcoma and dedifferentiated liposarcoma, and we expect Phase 1 data in the second half of 2023. In addition, the trial will assess the safety and efficacy of the doublet combination of YH001 and envafolimab in patients with the rare sarcoma subtypes of alveolar soft part sarcoma and chondrosarcoma. Additionally, we plan to initiate trials of YH001 as a single agent or in combination with immunotherapies in other tumor types.

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

In May 2020, positive data from multiple TRC102 clinical trials were presented at the 2020 ASCO Virtual Scientific Program.  Dr. Koczywas of City of Hope Medical Center presented Phase 1 data for TRC102 in combination with cisplatin and Alimta in patients with advanced solid tumors, and Phase 2 data for TRC102 in combination with Alimta in patients with mesothelioma refractory to Alimta and platinum therapy. Notably two of 14 mesothelioma patients who progressed previously on Alimta had objective responses following treatment with Alimta and TRC102.  Multiple responses were also noted in the Phase 1 trial of Alimta, cisplatin and TRC102, with particular activity noted in parotid salivary gland tumors. Dr. Biswas of Case Comprehensive Cancer Center presented Phase 1 data of TRC102 in combination with chemoradiation for locally advanced non-squamous non-small cell lung cancer.  All 15 patients demonstrated an objective response, including three patients with a complete response to treatment.  The 100% ORR compares favorably to historical data of the same combination of chemoradiation without TRC102 in locally advanced lung cancer.  For example, the PROCLAIM clinical trial reported an ORR of 36% and the PACIFIC clinical trial reported an ORR of 51% in locally advanced non-squamous non-small cell lung cancer patients treated with Alimta, cisplatin and thoracic radiation. In addition, based on data presented at the ASCO 2020 virtual meeting that the combination of chemoradiation and TRC102 produced objective responses in all 15 evaluable patients with advanced localized lung cancer treated in a Phase 1 trial, in January 2022, the NCI initiated a randomized trial of chemoradiation with or without TRC102, followed by consolidative durvalumab treatment. The primary objective is to improve the 56% PFS rate with current standard of care to 75% with current standard of care plus TRC102. The trial began enrollment in June 2022 and is expected to be complete in 2025.

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

Our Fourth Clinical Stage Product Candidate – TJ004309

TJ004309, is a novel, humanized antibody against CD73, an ecto-enzyme expressed on stromal cells and tumors that converts extracellular AMP to the immunosuppressive metabolite adenosine. In December 2018, we submitted an IND application to the FDA for the initiation of a Phase 1 clinical trial in patients with advanced solid tumors, which was cleared by the FDA in January 2019. In July 2019, we began enrollment in a Phase 1 clinical trial to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with the PD-L1 checkpoint inhibitor Tecentriq® in patients with advanced solid tumors, and in June 2021 we presented data from the ongoing Phase 1 trial at the ASCO 2021 virtual meeting. In a poster presentation titled “The safety, pharmacokinetics (PK), pharmacodynamics (PD) and clinical efficacy of uliledlimab (TJ004309), a differentiated CD73 antibody, in combination with atezolizumab in patients with advanced cancer,” uliledlimab was found to be well-tolerated up to 20mg/kg every three weeks and 15mg/kg once weekly as a monotherapy and in combination therapy with atezolizumab 1200mg every three weeks and no dose limiting toxicity (DLT) was observed and the maximum tolerated dose  (MTD) was not reached. There was one complete response in a PD-(L)1 naïve patient, two partial responses (PRs) with one PR in a PD-(L)1 naïve patient and one PR in a PD-(L)1 refractory patient, and three cases of stable disease (SD) following treatment with uliledlimab and atezolizumab.

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

In June 2020, I-Mab commenced an arbitration proceeding under the Rules of Arbitration of the ICC before the Tribunal after we invoked contractual dispute resolution provisions asserting that I-Mab had breached its contractual obligations concerning the TJ004309 Agreement and Bispecific Agreement. We filed counterclaims in the arbitration seeking to recover over $200 million in damages from I-Mab based on I-Mab’s breaches of the two strategic collaboration and clinical trial agreements. The Tribunal held a hearing on the merits in February 2022, and final post-hearing briefs were submitted by us and I-Mab in May 2022. On November 8, 2022, the Tribunal invited the parties to submit additional, limited briefing on two discrete issues by December 9, 2022. Following that submission, the parties submitted their respective cost submissions for attorney fees reimbursement in January 2023. The Tribunal did not indicate when it expects to render its final decision; however, it did note that it was far along in its deliberations and preparation of a final award. Under the applicable rules of the arbitration, the prevailing party may be awarded attorneys’ fees at the Tribunal’s discretion. As of the date of this Annual Report, the TJ004309 Agreement and Bispecific Agreement disputes remain under consideration by the Tribunal, and we expect the Tribunal to render its final decision in the first quarter of 2023. The claims under the arbitration are complex; accordingly, we cannot predict the outcome of the arbitration, and we are unable to estimate the amount of recovery or damages, if any, that may be awarded by the Tribunal. The dispute with I-Mab has caused, and could continue to cause, us to incur significant costs.

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

Oncology Therapies

There is no PD-1 or PD-L1 therapy approved by the FDA for the treatment of sarcoma. Keytruda (marketed by Merck) has a compendia listing for the treatment of UPS, and is used off-label for the treatment of patients with UPS. If envafolimab is approved, it may nevertheless compete with currently marketed PD-1 and PD-L1 inhibitors, including Opdivo (marketed by BMS), Keytruda (marketed by Merck), Imfinzi (marketed by AstraZeneca), and Tecentriq (marketed by Roche) which are approved by the FDA in multiple indications other than soft tissue sarcoma. The global PD-1 and PD-L1 inhibitors market had an approximate value of over $30 billion in 2022.

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

The Biologics Price Competition and Innovation Act of 2009 (the BPCIA) created a pathway for licensure, or approval, of biological products that are biosimilar to, and possibly interchangeable with, earlier biological products licensed under the PHSA. Also under the BPCIA, innovator manufacturers of original reference biological products are granted 12 years of exclusivity before biosimilars can be approved for marketing in the United States.

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

Orphan Drug Act

The United States Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation (ODD). ODD must be requested before submitting a BLA. ODD does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has ODD subsequently receives the first FDA approval for the disease for which it has such designation, the holder of the approval is entitled to a seven-year exclusive marketing period in the United States for that product except in very limited circumstances. For example, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven-year exclusive marketing period. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug.

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

Employees

As of December 31, 2022, we had a total of 18 full-time employees, 12 of whom are involved in research, development or manufacturing, and three of whom have Ph.D., Pharm.D. or M.D. degrees. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

We are a clinical stage biopharmaceutical company with limited operating history. All the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $29.1 million and $28.7 million for the twelve months ended December 31, 2022 and 2021, respectively. At December 31, 2022, we had an accumulated deficit of $236.9 million.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our current level of research and development expenses to increase in 2023 primarily due to the continued enrollment of the ENVASARC trial and Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes.

At December 31, 2022, we had cash and cash equivalents totaling $17.5 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease. Based upon our current operating plan, we believe that our cash and cash equivalents as of December 31, 2022 will be sufficient to fund our operating expenses and capital requirements into mid-2023. We will need additional funding to complete the development and commercialization of product candidates, including envafolimab and YH001. In addition, in December 2019 we entered into a collaboration and clinical trial agreement with 3D Medicines and Alphamab and in October 2021, we entered into a collaborative development and commercialization agreement with Eucure and Biocytogen. Under these agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations. We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches. As more fully discussed in Note 1 to our consolidated financial statements included in this Annual Report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of 12 months following the date these accompanying consolidated financial statements were issued.

Regardless of our expectations, changing circumstances beyond our control, including the effects of macroeconomic and geopolitical developments, such as the COVID-19 pandemic, rising inflation rates and the ongoing conflict between Ukraine and Russia may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties or we could encounter difficulties obtaining clinical trial material or other supplies that could increase our development costs more than we expect. In addition, we may continue to incur substantial legal expenses in connection with our on-going dispute with I-Mab, including in connection with enforcing and collecting any award from the arbitration process. In any event, we will require additional capital prior to completing clinical development, filing for regulatory approval, or commercializing any product candidates.

In December 2022, we entered into a non-recourse financing agreement (the Investment Agreement) with certain investors (collectively the Investors) pursuant to which the Investors will pay us a maximum aggregate amount (Maximum Capital) equal to $30.0 million or a lesser amount based on the amount awarded (the Award), if any, to us in connection with our ongoing arbitration proceeding with I-Mab (the Arbitration). Of the Maximum Capital, (i) $3.5 million (the Initial Capital) was paid to us shortly after execution, (ii) 25% will be paid to us within 15 business days of issuance of an Award, subject to the Award size exceeding a prespecified threshold and satisfaction of other conditions set forth in the Investment Agreement, and (iii) the remainder will be paid to us in tranches over a multi-year period, subject again to the Award size exceeding a prespecified threshold and satisfaction of other conditions set forth in the Investment Agreement. While the Investment Agreement provides us with access to additional capital under certain circumstances, we cannot predict the outcome of the arbitration and are unable to estimate whether the Award will meet or exceed the prespecified threshold required in the Investment Agreement. If the Award does not meet or exceed the prespecified threshold, we may not have access to additional capital under the Investment Agreement.

In December 2020, as amended in March 2022, we entered into a Sales Agreement with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, $45.7 million of which remains available for sale as of December 31, 2022. While the Sales Agreement provides us with an additional option to raise capital through issuances and sales of our common stock, there can be no guarantee that we will be able to sell shares under the Sales Agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the Sales Agreement from time to time. If sales are made under the Sales Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. As a result of macroeconomic and geopolitical developments, such as the COVID-19 pandemic and actions taken to slow its spread, ongoing military conflict between Ukraine and Russia, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate further, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or commercialization of product candidates or otherwise significantly curtail, or cease, operations. If we are unable to pursue or are forced to delay our planned drug development efforts due to lack of financing, it would have a material adverse effect on our business, financial condition, operating results and prospects.

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

In September 2022, as amended December 2022, we entered into a loan and security agreement (the RGC Loan Agreement) with Runway Growth Finance Corp. (RGC or the Lender) that provides a term loan commitment in an aggregate principal amount of up to $35.0 million in three tranches: (i) a Term A loan in an aggregate principal amount of $10.0 million, with the full amount funded on the closing of the RGC Loan Agreement and repaid in January 2023 in connection with the execution of our arbitration financing arrangement; (ii) a Term B loan in an aggregate principal amount of up to $15.0 million to be funded in one or more disbursements at our request on or prior to June 30, 2024, subject to certain conditions being met; and (iii) a Term C loan in an aggregate principal amount of up to $10.0 million that may be disbursed in a single disbursement in the lender’s sole discretion upon our request at any time from closing of the RGC Loan Agreement through and including December 31, 2024. Pursuant to the December 2022 amendment (the RGC Loan Amendment): (i) we repaid all amounts of principal and accrued but unpaid interest in respect of the Term A Loan (as defined in the RGC Loan Agreement) on January 3, 2023 without the obligation for us to pay the final payment fee or the prepayment fee described in the RGC Loan Agreement; (ii) on or before March 31, 2023, at our request, if we have raised at least $25.0 million in net cash proceeds from certain equity or debt transactions (including amounts raised in connection with our arbitration financing arrangement) prior to making such request, Lender will loan to us an aggregate principal amount of $10.0 million, with the full amount funded in a single disbursement; (iii) we will not issue an additional warrant to Lender in connection with the loan, if any, described in clause (ii) above; and (iv) Lender’s security interest in specific collateral will be subordinated to the arbitration financing investors’ security interest in the specific collateral. If the loan described in clause (ii) above is not made by March 31, 2023, the RGC Loan Agreement will terminate on that date, and we will not be obligated to pay the prepayment fee described in the RGC Loan Agreement but the final payment fee described in the RCG Loan Agreement will become immediately due and payable.

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

A breach of any of these covenants could result in an event of default under the RGC Loan Agreement. An event of default will also occur upon the occurrence of, among other things, a material adverse effect on our business, operations, properties, assets or condition (financial or otherwise), which could potentially include receipt of negative results in clinical trials, a material impairment in the perfection or priority of the lien in any collateral or value of such collateral, or a material adverse effect on the prospect of our repayment of any portion of the amounts we owe under the RGC Loan Agreement or in the ability of RGC to enforce its rights and remedies. In the case of a continuing event of default under the RGC Loan Agreement, RGC, on behalf of all lenders, could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted a security interest under the RGC Loan Agreement, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the RGC Loan Agreement are secured by substantially all of our assets, excluding intellectual property, which is subject to a negative pledge arrangement. Should an event of default or continuing event of default occur or if RGC elects to exercise its rights or remedies in accordance with the RGC Loan Agreement, including accelerating any payments or proceeding against any collateral, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Even if product candidates demonstrate favorable results in ongoing or planned Phase 1 and 2 clinical trials, many product candidates fail to show desired safety and efficacy traits in late-stage clinical trials despite having progressed through earlier trials. In addition to the potential lack of safety or efficacy of product candidates, clinical trial failures may result from a multitude of factors including flaws in trial design, manufacture of clinical trial material, dose selection and patient enrollment criteria, or differences in determination of progression events by investigators compared to central radiographic reviewers. With respect to envafolimab and YH001, while results of trials conducted by others outside of the United States have been promising, they may not be predictive of results in U.S. trials due to differences in trial design, target indications, patient populations, availability of alternative treatments and other factors. Based upon the recommendation of the IDMC following an interim analysis of data from the ENVASARC trial, we have proceeded in the trial using a dose of envafolimab that is twice the dose administered to the first patients in the trial. While dosing at higher levels has shown promising results in other trials outside of the United States, we cannot be certain that we will observe similar results in the ENVASARC trial, including whether the higher dose will result in tolerability issues that were not encountered with the lower dose. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. If patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to COVID-19 actions taken to slow its spread or adverse macroeconomic and geopolitical developments, such as the ongoing military conflict between Ukraine and Russia, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

For example, the FDA may require additional or different data in order to move forward with a BLA submission for envafolimab for patients with local advanced, unresectable or metastatic UPS and MFS, which could ultimately delay regulatory approval and could have a material adverse effect on our business.

In addition, the COVID-19 pandemic has impacted clinical trials broadly, including our own with some sites pausing enrollment or not completing all assessments specified in the protocol, and some patients choosing not to enroll or continue participating in ongoing trials. We and our collaborators may continue to experience delays in site initiation and patient enrollment, failures to comply with trial protocols, delays in the manufacture of product candidates for clinical testing, supply chain disruptions and other difficulties in starting or competing our clinical trials due to the COVID-19 pandemic and other macroeconomic and geopolitical developments.

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

Envafolimab has produced AEs consistent with other inhibitors of the PD-L1 and PD-1 pathways, including rare fatal immune related toxicities. Only a single related serious adverse event was reported in 36 patients in the ENVASARC interim efficacy data review in December 2022. Based on the August 9, 2021 data cutoff from the YH001 Phase 1 dose escalation clinical trial being conducted in Australia, no dose limiting toxicities had occurred and a single related serious adverse event of grade 3 colitis was reported, which led to treatment discontinuation. Phase 1 or Phase 2 clinical trials of TRC102 conducted to date have generated AEs related to the trial drug, some of which have been serious. The most common AE identified in our clinical trials of TRC102 has been anemia. There can be no assurance that AEs associated with product candidates will not be observed. As is typical in drug development, we have a program of ongoing toxicology studies in animals for clinical stage product candidates and cannot provide assurance that the findings from such studies or any ongoing or future clinical trials will not adversely affect our clinical development activities.

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

We may be unsuccessful in our efforts to obtain orphan drug designations (ODDs) from the FDA for product candidates, and even if these designations are obtained, we may not ultimately realize the potential benefits of ODD.

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

In June 2021, we received ODD for envafolimab for the treatment of soft tissue sarcoma subtypes and in October 2020, the FDA granted ODD for TRC102 for the treatment of patients with malignant glioma, including glioblastoma. Generally, if a drug with an ODD subsequently receives the first marketing approval for the indication for which it has such designation, the drug may be entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same orphan designated indication for that time period. The applicable period is seven years in the United States, which may be extended by six months, in the case of product candidates that have complied with the respective regulatory agency’s agreed upon pediatric investigation plan. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, even after a drug is granted orphan exclusivity and approved, the FDA can subsequently approve another drug for the same condition before the expiration of the seven-year exclusivity period if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, if an orphan designated product receives marketing approval for an indication broader than or different from what is designated, such product may not be entitled to orphan exclusivity. Even though the FDA has granted ODD, if we receive approval for a modified or different indication, our current orphan designations may not provide us with exclusivity.

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

A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Although we intend to seek breakthrough therapy designation for envafolimab for the treatment of soft tissue sarcoma, we may not be granted such designation and even if designated this may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that envafolimab will receive marketing approval in the United States. In addition, if granted breakthrough therapy designation, the FDA may later decide that envafolimab no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

Any product candidates for which we receive regulatory approvals will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy (REMS) in order to approve product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing, as well as continued compliance with regulatory requirements for current good manufacturing practices (cGMPs) and current good clinical practices (cGCPs) for any clinical trials that we conduct post-approval. Although physicians, in the practice of medicine, may prescribe an approved drug for unapproved indications, pharmaceutical companies are prohibited from promoting uses that are not approved by the FDA as reflected in the product’s approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses of approved pharmaceutical products, and a company that is found to have improperly promoted off-label may be subject to significant liability. Later discovery of previously unknown problems with product candidates, including AEs of unanticipated severity or frequency, or with our third party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In June 2020, I-Mab commenced an arbitration proceeding under the Rules of Arbitration of the ICC before the Tribunal after we invoked contractual dispute resolution provisions asserting that I-Mab had breached its contractual obligations concerning two strategic collaboration and clinical trial agreements with us entered into in November 2018.  Those strategic collaboration and clinical trial agreements relate to the development of TJ004309 and five of I-Mab’s proprietary bispecific antibody product candidates to be nominated by I-Mab within a five-year period for development and commercialization in North America. We filed counterclaims in the arbitration seeking to recover over $200 million in damages from I-Mab based on I-Mab’s breaches of the two strategic collaboration and clinical trial agreements. In 2021, I-Mab sent us notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete,” as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking a variety of relief including an order of specific performance requiring us to comply with I-Mab’s purported termination of the TJ004309 Agreement. In May 2021, the Delaware Court of Chancery stayed the lawsuit in favor of arbitration. The Tribunal held a hearing on the merits in February 2022, and final post-hearing briefs were submitted by us and I-Mab in May 2022. On November 8, 2022, the Tribunal invited the parties to submit additional, limited briefing on two discrete issues by December 9, 2022. Following that submission, the parties submitted their respective cost submissions for attorney fees reimbursement in January 2023. The Tribunal did not indicate when it expects to render its final decision; however, it did note that it was far along in its deliberations and preparation of a final award. We expect the Tribunal to render its final decision in the first quarter of 2023. Under the applicable rules of the arbitration, the prevailing party may be awarded attorneys’ fees at the Tribunal’s discretion. The claims under the arbitration are complex; accordingly, we cannot predict the outcome of the arbitration, which could materially adversely affect our ability to operate our business and our financial results, and we are unable to estimate the amount of recovery or damages, if any, that may be awarded by the Tribunal. The dispute with I-Mab has caused, and could continue to cause, us to incur significant costs, as well as distract our management over an extended period. Until these disputes are concluded, we will be unable to provide a timeline as to when or if we will file an IND for a BsAb under the Bispecific Agreement. Furthermore, our ability to license bispecific product candidates from I-Mab may be more limited than we previously believed.

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

The patent position of biotechnology companies is generally uncertain because it involves complex legal and factual considerations in a legal framework that is constantly evolving. The standards applied by the United States Patent and Trademark Office (USPTO) and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents. There is a substantial amount of prior art in the biotechnology and pharmaceutical fields, including scientific publications, patents and patent applications. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

Third party payors, whether domestic or foreign, or governmental or commercial, and governments are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in the United States. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA.  For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (Tax Act) includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the

“donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

As of December 31, 2022, we had federal and California NOL carryforwards of $194.3 million and $144.5 million, respectively. The federal and California NOL carryforwards will begin to expire in 2030 and 2033, respectively, if not utilized. The federal NOL generated after 2017 of $111.1 million will carryforward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. As of December 31, 2022, we also had federal research and development and Orphan Drug tax credit carryforwards of $13.7 million and California research and development tax credit carryforwards of $3.0 million. The federal research and development and Orphan Drug tax credit carryforwards will begin expiring in 2031 and 2036, respectively, if not utilized. The California research credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

New or future changes to tax laws could materially adversely affect us.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) modified certain provisions of the Tax Act and the recently enacted IRA, includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the IRA or any newly enacted federal tax legislation. The impact of such legislation and any future changes in tax laws on holders of our common stock is also uncertain and could be adverse.

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

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic and geopolitical developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including the ongoing COVID-19 pandemic, material shortages and related supply chain challenges, geopolitical developments such as the conflict between Ukraine and Russia, and higher inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.

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
•

the impact of macroeconomic and geopolitical events, such as general political, health and economic conditions, including the COVID-19 pandemic, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets on our business;

•	sales of our common stock by us or our stockholders in the future, in particular any sales by significant stockholders or our affiliates; and
•	trading volume of our common stock.

In addition, the stock market in general, and the Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2022 through March 3, 2023, the closing price of our common stock has ranged between $1.22 and $3.00 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

If we fail to continue to meet all applicable listing requirements, our common stock may be delisted from the Nasdaq Capital Market, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market, which has qualitative and quantitative listing criteria. If we are unable to meet all of the Nasdaq continued listing requirements and at least one of the Nasdaq continued listing standards in the future, including if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days, or if we are unable to maintain at least $2.5 million in stockholders’ equity or a market capitalization of at least $35 million, Nasdaq could determine to delist our common stock. For example, on December 30, 2022, we received a letter from the Nasdaq Stock Market LLC (Nasdaq) notifying us that for 30 consecutive business days prior to the date of such letter, the market value of our common stock was less than $35.0 million, which did not meet the requirement for continued listing on the Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(b)(2) (the “Market Value Rule”).

On January 20, 2023, Nasdaq notified us that we had regained compliance with the Market Value Rule because the market value of our common stock was $35.0 million or greater for the ten consecutive business days from January 5, 2023 to January 19, 2023. Although we have regained compliance with Nasdaq continued listing requirements, if we fail to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that our common stock may become subject to delisting. If that were to happen, we may not be able to regain compliance. If we cannot regain compliance after any such notice and if our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

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

General Risk Factors

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security.  Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations, reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data) .

Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018(CCPA), applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain  privacy rights. The CCPA provides for civil penalties for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, it the California Privacy Rights Act of 2020 (CPRA), expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law.

Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon which we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security.  For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) impose strict requirements for processing personal data

For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries.  In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate.  Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.  Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.  If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.  Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups.  Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Obligations related to data privacy and security are quickly changing becoming increasingly stringent, and creating regulatory uncertainty Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations.  Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations. If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or our operations.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to interruptions to our operations such as our clinical trials; regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences..

In the ordinary course of our business, we and the third parties upon which we rely, process sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including, but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities.  During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon which we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon which we rely) to provide our clinical development activities.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities , but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business.  Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents.  Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon which we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

Except with respect to our dispute and related proceedings with I-Mab referenced below, we are not currently a party to any material legal proceedings. From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For a description of our dispute and related proceedings with I-Mab, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the ticker symbol “TCON”.

Holders of Common Stock

As of March 3, 2023, there were approximately 107 holders of record of our common stock. Certain shares of our common stock are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, pursuant to our RGC Loan Agreement, we are prohibited from paying cash dividends or making any distributions or payments in respect of our equity interests, subject to limited exceptions. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 11 of Part III of this Annual Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities.

None.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, timing of future events and future financial performance, includes forward-looking statements that are based upon current beliefs, plans and expectations and involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause our actual results and the timing of selected events to differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect actual outcomes. Please also see the section within Part I of this Annual Report entitled “Forward-Looking Statements.”

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer and utilizing our cost efficient, contract research organization (CRO) independent product development platform to partner with other life science companies to develop and commercialize innovative products in the United States.

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by rapid subcutaneous injection for the treatment of sarcoma in North America. The ENVASARC Phase 2 pivotal trial (the ENVASARC trial) is enrolling a total of 160 patients at 600mg of envafolimab, with 80 patients enrolling at 600mg of envafolimab every three weeks in cohort C, and 80 patients enrolling at 600mg of envafolimab every three weeks in combination with Yervoy® at 1mg/kg every three weeks for four doses in cohort D, in the sarcoma subtypes of undifferentiated pleomorphic sarcoma (UPS) and myxofibrosarcoma (MFS). Nine of 80 responses by blinded independent central review (BICR) in either cohort are needed to satisfy the primary objective of the trial which is to statistically exceed the known 4% objective response rate (ORR) of Votrient® (pazopanib), the only U.S. Food and Drug Administration (FDA)-approved treatment for patients with refractory UPS or MFS. Achieving the primary endpoint of exceeding the known 4% ORR could be the basis for accelerated approval of envafolimab by the FDA as a single agent and/or in combination with Yervoy. The trial will provide at least 86% power to demonstrate the lower bound of the 95% confidence interval is greater than 5% in each cohort, which would be greater than the 4% ORR of Votrient reported in soft tissue sarcoma in its package insert. Votrient is the only approved treatment for refractory soft tissue sarcoma, which includes UPS and MFS.

In August and October 2022, we announced that the ENVASARC trial will proceed as planned after the independent data monitoring committee (IDMC) reviewed three and twelve weeks of safety data, respectively, from more than 20 patients enrolled in the trial as of June 30, 2022. The safety data reviewed included data from more than 10 patients enrolled into cohort C of treatment with single agent envafolimab at 600mg every three weeks and more than 10 patients enrolled into cohort D of treatment with envafolimab at 600mg every three weeks in combination with Yervoy (ipilimumab).

In December 2022, we announced the IDMC recommended continued accrual as planned in both cohorts at the first planned interim efficacy analysis. The IDMC reviewed interim safety and efficacy data from 18 patients enrolled into each cohort who completed a minimum of 12 weeks of efficacy evaluations (two on-treatment scans). The double-digit ORR assessed by BICR in each cohort exceeded the prespecified futility rule that required at least one response among the initial 18 patients enrolled at 600mg into each cohort. Envafolimab monotherapy (cohort C) and in combination with Yervoy (cohort D) was well tolerated, with only a single related serious adverse event reported in 36 patients. A second interim efficacy analysis is planned following the 12-week efficacy scan in the 92nd dosed patient, to allow for determination of the preliminary ORR, which we expect in the third quarter of 2023. There must be at least three responses among the initial 46 patients enrolled at 600mg into each cohort to continue enrollment in that cohort per the futility rule of the trial.

In September 2022, we announced that the FDA had granted us fast track designation for the development of envafolimab for patients with locally advanced, unresectable or metastatic UPS and MFS who have progressed on one or two prior lines of chemotherapy. We are also eligible to apply for breakthrough therapy designation based on data from the ENVASARC clinical trial. We expect to complete enrollment by the end of 2023, have final response assessment data including duration of response in all patients from the ENVASARC trial in mid-2024, and, assuming positive data, to submit a biologics license application (BLA) to the FDA seeking accelerated approval in 2024. At any time that we reach nine responses in each cohort and meet the endpoint, we expect to discuss the submission process with the FDA.

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

YH001 is an investigational humanized CTLA-4 IgG1 monoclonal antibody that completed dosing in two Phase 1 trials sponsored by Eucure for the treatment of various cancer indications. CTLA-4 is a protein expressed on T-cells and expressed at high levels specifically on regulatory T-cells that act as a checkpoint to inhibit effector T-cell immune responses to cancer cells. The CTLA-4 inhibitor Yervoy (ipilimumab) marketed by BMS has been approved as a single agent in melanoma and approved in combination with other therapies in multiple indications including non-small cell lung cancer, renal cell carcinoma (RCC) and microsatellite instability-high (MSI-H) or mismatch repair deficient (dMMR) cancer. Data from the Phase 1 dose escalation trial in Australia of YH001 in combination with the PD-1 antibody, toripalimab, were presented at the American Society of Clinical Oncology 2022 Annual Meeting. YH001 was well tolerated up to 4 mg/kg when combined with toripalimab in the 24 patients as of the December 31, 2021 data cut-off date. The Phase 1 dose escalation trial in China of YH001 as a single agent, recently completed enrollment and determined a recommended Phase 2 dose. We expect data to be presented in the second half of 2023. No CTLA-4 therapy is approved by the FDA for the treatment of soft tissue sarcoma.

In August 2022, we announced that the FDA had approved the Investigational New Drug (IND) application for the initiation of a Phase 1/2 clinical trial of YH001 in combination with envafolimab and doxorubicin, an approved treatment for soft tissue sarcoma, for the treatment of sarcoma patients and in December 2022, we initiated dosing in the Phase 1/2 clinical trial. The Phase 1/2 trial will assess the safety and efficacy of the triplet combination of YH001, envafolimab and doxorubicin in the common sarcoma subtypes of leiomyosarcoma and dedifferentiated liposarcoma, and we expect Phase 1 data in the second half of 2023. In addition, the trial will assess the safety and efficacy of the doublet combination of YH001 and envafolimab in patients with the rare sarcoma subtypes of alveolar soft part sarcoma and chondrosarcoma. Additionally, we plan to initiate trials of YH001 as a single agent or in combination with immunotherapies in other tumor types.

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting DNA base excision repair (BER). In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and we believe promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy for the treatment of cancer patients. TRC102 has been studied in Phase 1 or Phase 2 trials in mesothelioma patients in combination with the approved chemotherapeutic Alimta® (pemetrexed), in glioblastoma, ovarian cancer, lung and colorectal cancer patients in combination with the approved chemotherapeutic Temodar® (temozolomide) and in lung cancer patients in combination with the approved chemotherapeutics Alimta and cisplatin as well as external beam radiation (i.e., chemoradiation). All current TRC102 trials are sponsored and funded by the National Cancer Institute (NCI). We retain global rights to develop and commercialize TRC102 in all indications. In October 2020, we received orphan drug designation (ODD) from the FDA for TRC102 for the treatment of patients with malignant glioma, including glioblastoma. O6-methylguanine DNA methyltransferase (MGMT) deficiency is observed in about one-third of glioblastoma patients, and a prior study of Temodar and TRC102 reported at the Society for Neuro-Oncology in 2018 demonstrated that two MGMT deficient glioblastoma patients had prolonged survival when treated with Temodar and TRC102 after progressing previously on Temodar and radiation therapy. A December 2020 publication in Cancer Cell also demonstrated Temodar and TRC102 were active in MGMT deficient patients with colorectal cancer. Based on these data, we believe a trial in first line glioblastoma patients of Temodar, radiation therapy and TRC102 is warranted and are discussing further development with investigators at this time. In addition, based on data presented at the ASCO 2020 virtual meeting that the combination of chemoradiation and TRC102 produced objective responses in all 15 evaluable patients with advanced localized lung cancer treated in a Phase 1 trial, in January 2022, the NCI initiated a randomized Phase 2 trial of chemoradiation with or without TRC102, followed by consolidative durvalumab treatment. The primary objective is to improve the 56% one-year progression free survival (PFS) rate with current standard of care to 75% with current standard of care plus TRC102. The trial began enrollment in June 2022 and is expected to be complete in 2025.

TJ004309, also known as TJD5 or uliledlimab, is a novel humanized antibody against CD73 expressed on stromal cells and tumors that converts extracellular adenosine monophosphate (AMP) to the immunosuppressive metabolite adenosine. We are developing TJ004309 in collaboration with I-Mab under a strategic collaboration and clinical trial agreement that we entered into in November 2018 (the TJ004309 Agreement). In July 2019, we began enrollment in a Phase 1 clinical trial to assess safety and preliminary efficacy of TJ004309 as a single agent and when combined with the PD-L1 checkpoint inhibitor Tecentriq® in patients with advanced solid tumors, and in June 2021 we presented data from the ongoing Phase 1 trial at the ASCO 2021 virtual meeting. In a poster presentation titled “The safety, pharmacokinetics (PK), pharmacodynamics (PD) and clinical efficacy of uliledlimab (TJ004309), a differentiated CD73 antibody, in combination with atezolizumab in patients with advanced cancer,” uliledlimab was found to be well-tolerated up to 20mg/kg every three weeks and 15mg/kg once weekly as a monotherapy and in combination therapy with atezolizumab 1200mg every three weeks and no dose limiting toxicity (DLT) was observed and the maximum tolerated dose (MTD) was not reached. There was one complete response in a PD-(L)1 naïve patient, two partial responses (PRs) with one PR in a PD-(L)1 naïve patient and one PR in a PD-(L)1 refractory patient, and three cases of stable disease (SD) following treatment with uliledlimab and atezolizumab.

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

In June 2020, I-Mab commenced an arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce (the ICC) before an arbitration tribunal seated in New York City (the Tribunal) after we invoked contractual dispute resolution provisions asserting that I-Mab had breached its contractual obligations concerning two strategic collaboration and clinical trial agreements with us entered into in November 2018.  Those strategic collaboration and clinical trial agreements relate to the development of TJ004309 and five of I-Mab’s proprietary bispecific antibody product candidates to be nominated by I-Mab within a five-year period for development and commercialization in North America. We filed counterclaims in the arbitration seeking to recover over $200 million in damages from I-Mab based on I-Mab’s breaches of the two strategic collaboration and clinical trial agreements. In 2021, I-Mab sent us notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete,” as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking a variety of relief including an order of specific performance requiring us to comply with I-Mab’s purported termination of the TJ004309 Agreement. In May 2021, the Delaware Court of Chancery stayed the lawsuit in favor of arbitration. The Tribunal held a hearing on the merits in February 2022, and final post-hearing briefs were submitted by us and I-Mab in May 2022. On November 8, 2022, the Tribunal invited the parties to submit additional, limited briefing on two discrete issues by December 9, 2022. Following that submission, the parties submitted their respective cost submissions for attorney fees reimbursement in January 2023. The Tribunal did not indicate when it expects to render its final decision; however, it did note that it was far along in its deliberations and preparation of a final award. We expect the Tribunal to render its final decision in the first quarter of 2023.

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

The following table summarizes key information regarding ongoing and planned development of our clinical stage product candidates:

	Phase	Data Expected
Envafolimab
Soft Tissue Sarcoma (UPS and MFS)	Pivotal Phase 2	Interim Data – Q3 2023 Final Data – mid-2024
Envafolimab + YH001
Multiple Soft Tissue Sarcoma Subtypes	Phase 1/2 (planned)	Second half of 2023 and 2024
TRC102
Lung Cancer	Randomized Phase 2	2025

We utilize a CRO-independent product development platform that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups manage significant aspects of our clinical trials with internal resources. We use these internal resources to reduce the costs associated with utilizing CROs to conduct clinical trials. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which can expedite patient enrollment and improve the quality of patient data as compared to a CRO-managed model. We have leveraged this platform in all of our sponsored clinical trials. We have also leveraged our product development platform to diversify our product pipeline without payment of upfront license fees through license agreements with Eucure and Biocytogen, 3D Medicines and Alphamab, I-Mab, and Janssen. We continue to evaluate life science companies that would benefit from a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise. We believe we will continue to be recognized as a preferred U.S. clinical development partner through a cost- and risk-sharing partnership structure, which may include U.S. commercialization.

Our goal is to be a leader in the development of targeted therapies for patients with cancer and other diseases of high unmet medical need.

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt. At December 31, 2022, we had cash and cash equivalents totaling $17.5 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease.

We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $29.1 million and $28.7 million for the fiscal years ended December 31, 2022 and 2021, respectively. At December 31, 2022, we had an accumulated deficit of $236.9 million.

We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our current level of research and development expenses to increase in 2023 as we:

•	continue to enroll the ENVASARC trial and Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes;
•	continue our research and development efforts;
•	in-license additional product candidates for development and commercialization; and
•	seek regulatory approvals for product candidates that successfully complete clinical trials.

We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more product candidates, which we expect will take a number of years. If we obtain regulatory approval for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, and distribution. Accordingly, we will need to raise substantial additional capital. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts, developments under our collaboration agreements, including whether and when we receive milestone and other potential payments, the outcome of our dispute with I-Mab, and the timing and nature of the regulatory approval process for product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources. Debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Further, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as adverse macroeconomic and geopolitical developments, such as the ongoing military conflict between Ukraine and Russia, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop product candidates.

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

In June 2020, I-Mab commenced an arbitration proceeding under the Rules of Arbitration of the ICC before the Tribunal after we invoked contractual dispute resolution provisions asserting that I-Mab had breached its contractual obligations concerning the TJ004309 Agreement and Bispecific Agreement. We filed counterclaims in the arbitration seeking to recover over $200 million in damages from I-Mab based on I-Mab’s breaches of the two strategic collaboration and clinical trial agreements. In 2021, I-Mab sent us notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing us a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete,” as that term is defined in the TJ004309 Agreement, and we responded by disputing the basis for I-Mab’s termination. However, we believe we “completed” the TJ004309 Phase 1 trial in November 2022. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking a variety of relief including an order of specific performance requiring us to comply with I-Mab’s purported termination of the TJ004309 Agreement. In May 2021, the Delaware Court of Chancery stayed the lawsuit in favor of arbitration. The Tribunal held a hearing on the merits in February 2022, and final post-hearing briefs were submitted by us and I-Mab in May 2022. On November 8, 2022, the Tribunal invited the parties to submit additional, limited briefing on two discrete issues by December 9, 2022. Following that submission, the parties submitted their respective cost submissions for attorney fees reimbursement in January 2023. The Tribunal did not indicate when it expects to render its final decision; however, it did note that it was far along in its deliberations and preparation of a final award. Under the applicable rules of the arbitration, the prevailing party may be awarded attorneys’ fees at the Tribunal’s discretion. As of the date of this Annual Report, the TJ004309 Agreement and Bispecific Agreement disputes remain under consideration by the Tribunal, and we expect the Tribunal to render its final decision in the first quarter of 2023. The claims under the arbitration are complex; accordingly, we cannot predict the outcome of the arbitration, and we are unable to estimate the amount of recovery or damages, if any, that may be awarded by the Tribunal. The dispute with I-Mab has caused, and could continue to cause, us to incur significant costs.

License Agreement with Case Western

Under our license agreement with Case Western, we may be required to pay up to an aggregate of approximately $9.8 million in milestone payments, of which $0.7 million relates to the initiation of certain development activities ($0.2 million of which has been paid) and approximately $9.1 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals. If products utilizing certain intellectual property licensed from Case Western (the TRC102 Technology) are successfully commercialized, we will be required to pay Case Western a single-digit royalty on net sales, subject to adjustments in certain circumstances. Beginning on the earlier of a specified number of years from the effective date of the agreement and the anniversary of the effective date following the occurrence of a specified event, we will be required to make a minimum annual royalty payment of $75,000, which will be credited against our royalty obligations. In the event we sublicense any of our rights under the agreement relating to the TRC102 Technology, we will be obligated to pay Case Western a portion of certain fees we may receive under the sublicense. Our royalty obligations will continue on a country-by-country basis through the later of the expiration of the last valid claim under the TRC102 Technology or 14 years after the first commercial sale of a product utilizing the TRC102 Technology in a given country.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Third-party research and development expenses:
Envafolimab	$7,570	$5,704	$1,107
YH001	390	3	—
TRC102	379	142	197
TJ004309	320	825	1,553
Total third-party research and development expenses	8,659	6,674	2,857
Unallocated expenses	5,229	4,472	5,341
Total research and development expenses	$13,888	$11,146	$8,198

Unallocated expenses consist primarily of our internal personnel and facility related costs.

We expect our current level of research and development expenses to increase in 2023 primarily due to the continued enrollment of the ENVASARC trial and Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes.

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

The costs of clinical trials to us and the timing of such costs may vary significantly based on factors such as:

•	the extent to which costs for comparator drugs are borne by third parties;
•	per patient trial costs;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the effects of macroeconomic and geopolitical developments;
•	the phase of development of the product candidate;
•	the efficacy and safety profile of the product candidate; and
•	the extent to which costs are borne by third parties such as the NCI.

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

We anticipate that our general and administrative expenses will decrease in 2023; however, there may be increases to the extent we have to expend additional legal fees in connection with enforcing and collecting any arbitration award from I-Mab.

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

Revenue Recognition

We did not recognize any revenue during the year ended December 31, 2022. Our revenue during the year ended December 31, 2021 was derived from our 2021 license and supply agreement with Enviro and Kairos. The terms of this arrangement included payments to us for the following: a non-refundable, up-front license fee; equity ownership in Enviro; financing milestone payments; and royalties on net sales of the licensed product.  In accordance with Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, we perform the following five steps in determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of these agreements: (i) identification of the contract(s) with a customer; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. Once a contract is determined to be within the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers, at contract inception, we assess the goods or services promised within the contract to determine those that are performance obligations and assess whether each promised good is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

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

Our objective is to reflect the appropriate trial expenses in our consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, we adjust the clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical accruals are dependent upon accurate reporting by third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three years ended December 31, 2022, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Other Company Information

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2022, we had federal and California NOL carryforwards of $194.3 million and $144.5 million, respectively. The federal and California NOL carryforwards will begin to expire in 2030 and 2033, respectively, if not utilized. The federal NOL generated after 2017 of $111.1 million will carryforward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. As of December 31, 2022, we also had federal research and development and Orphan Drug tax credit carryforwards of $13.7 million and California research and development tax credit carryforwards of $3.0 million. The federal research and development and Orphan Drug tax credit carryforwards will begin expiring in 2031 and 2036, respectively, if not utilized. The California research credit will carry forward indefinitely under current law.

Pursuant to Sections 382 and 383 of the Code, our annual use of our NOL and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. We completed a Section 382/383 analysis regarding the limitation of our NOL and research and development credit carryforwards as of December 31, 2018 and did not identify a cumulative change in ownership of more than 50% within the proceeding three-year period. Future ownership changes, including changes during the year ended December 31, 2022, may limit our ability to utilize our remaining NOL and research and development tax credit carryforwards. As of December 31, 2022, we had a full valuation allowance against our deferred tax assets.

Results of Operations

This section discusses our results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021. For a discussion and analysis of the year ended December 31, 2021 compared to the year ended December 31, 2020 please refer to the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 15, 2022.

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021	Change
	(in thousands)
License revenue	$—	$346	$(346)
Research and development expenses	13,888	11,146	2,742
General and administrative expenses	14,006	17,547	(3,541)
Total other expense	(1,241)	(320)	(921)

License revenue. License revenue was $0.3 million for the year ended December 31, 2021 and related to revenue recognized under the Enviro license agreement with no corresponding revenue in the comparable period in 2022.

Research and development expenses. Research and development expenses were $13.9 million and $11.1 million for the years ended December 31, 2022 and 2021, respectively. The increase of $2.7 million was primarily due to the continued enrollment of the ENVASARC trial. We expect research and development expenses to continue to increase in future periods primarily due to our continued enrollment of the ENVASARC trial and Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes.

General and administrative expenses. General and administrative expenses were $14.0 million and $17.5 million for the years ended December 31, 2022 and 2021, respectively. The decrease of $3.5 million was primarily due to legal expenses incurred in 2021 in connection with the arbitration proceeding of our dispute with I-Mab regarding the TJ004309 Agreement and Bispecific Agreement. We expect continued decreases from legal expenses in future periods as we and I-Mab submitted our arbitration post-hearing briefs in May 2022. However, there may be increases to the extent we must expend additional legal fees in connection with enforcing and collecting any arbitration award from I-Mab.

Other expense. Other expense was $1.2 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. The increase of $0.9 million was primarily due to noncash interest expense incurred associated with the RGC Loan Agreement and the impairment of our investment in a privately held company which was received as partial consideration under the 2021 Enviro license agreement.

Liquidity and Capital Resources

Our sources of cash liquidity include our cash and cash equivalents. We believe that our cash and cash equivalents as of December 31, 2022 will be sufficient to fund the current requirements of working capital and other financial commitments, including our long-term debt and operating lease obligations, into mid-2023. Based on our current business plan, we believe that there is substantial doubt as to whether our existing cash and cash equivalents will be sufficient to meet our obligations as they become due within one year from the date the consolidated financial statements are issued.

We may fund our future liquidity needs by selling shares of our common stock under our existing Capital on DemandTM sales agreement with JonesTrading Institutional Services LLC (JonesTrading). In addition, we periodically consider various other financing alternatives, including debt financings, in order to meet our liquidity needs and may, from time to time, seek to take advantage of favorable interest rate environments, if any, or other market conditions.

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2022, we had an accumulated deficit of $236.9 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to increase in 2023 primarily due to the continued enrollment of the ENVASARC trial and Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding, and licensing or collaboration arrangements.

As of the date of this Annual Report, the TJ004309 Agreement and Bispecific Agreement dispute with I-Mab remain under consideration by the Tribunal, and we expect their final decision in the first quarter of 2023. The claims under the arbitration are complex; accordingly, we cannot predict the outcome of the arbitration, and we are unable to estimate the amount of recovery or damages, if any, that may be awarded by the Tribunal. If the Tribunal does decide to award us certain amounts in the arbitration and we were able to recover some or all of that award, such award and subsequent recovery may materially increase our liquidity.

Arbitration Financing Investment Agreement

In December 2022, we entered into a non-recourse financing agreement (the Investment Agreement) with certain investors (collectively the Investors) pursuant to which the Investors will pay us a maximum aggregate amount (Maximum Capital) equal to $30.0 million or a lesser amount based on the amount awarded (Award), if any, to us in connection with our ongoing arbitration proceeding with I-Mab (the Arbitration). Of the Maximum Capital, (i) $3.5 million (Initial Capital) was paid to us shortly after execution, (ii) 25% will be paid to us within 15 business days of issuance of an Award, subject to the Award size exceeding a prespecified threshold and satisfaction of other conditions set forth in the Investment Agreement, and (iii) the remainder will be paid to us in tranches over a multi-year period, subject again to the Award size exceeding a prespecified threshold and satisfaction of other conditions set forth in the Investment Agreement.

Subject to and contingent on our actual recovery of proceeds from an Award or any contemporaneously resolved settlements with I-Mab and following the payment of applicable attorney’s fees (the Proceeds), we shall pay the Investors an amount (Repayment Amount) equal to the sum of (i) all amounts paid by the Investors to or on behalf of us pursuant to the Investment Agreement, plus (ii) a low sub-single digit to low single digit multiple calculated on each tranche of Maximum Capital actually paid by the Investors to or on behalf of us with the applicable multiple being based on the timing of payment from us and whether certain events relating to the Arbitration occur, plus (iii) a mid-teen percentage annual rate of return on the amounts set forth in clauses (i) and (ii) that begins to accrue if the amounts are not paid by us to the Investors within a multi-month period specified in the Investment Agreement. If the amount of Proceeds are less than the Repayment Amount, then we shall only be required to pay to the Investors the Proceeds recovered (other than in circumstances in which we accept a settlement offer that resolves the Arbitration for an amount less than the Repayment Amount without the prior written consent of the Investors), and in the circumstance in which there are no Proceeds then we shall not be required to pay the Investors any Repayment Amounts and the Investors shall have no right of recourse or right of action against us.

The Investment Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of representations or covenants and a bankruptcy default. The Investment Agreement also contains customary covenants that require us to, among other things, (i) use commercially reasonable efforts to pursue its claims in connection with the Arbitration and recover amounts awarded to it in connection with an Award, (ii) pay costs and expenses in connection with enforcing an Award, (iii) keep the Investors informed regarding the Arbitration and its collection and enforcement efforts and (iv) not incur liens (other than permitted liens) on or transfer any portion of its assets related to its claims in connection with the Arbitration, any Award, the Proceeds and related assets.

We may terminate the obligation of the Investors to pay all or certain tranches of the Maximum Capital by providing advance written notice to the Investors as set forth in the Investment Agreement. If we fail to pay amounts owed to the Investors when due, such overdue amounts bear interest at a default rate set forth in the Investment Agreement. Upon certain remedy events, including our breach of the Investment Agreement, the Investors may exercise all of their rights and remedies as set forth in the Investment Agreement and under applicable law, including, without limitation, termination of their obligations to pay additional amounts under the Investment Agreement. Pursuant to the Investment Agreement, we will also grant to the Investors a security interest in our interest in our claims in connection with the Arbitration, any Award, the Proceeds and related assets (Specific Collateral), as further described in the Investment Agreement, as security for the payment of our obligations under the Investment Agreement.

As of December 31, 2022, the $3.5 million Initial Capital was funded. The arbitration financing arrangement is a non-recourse financing agreement whereby repayment of all capital amounts funded under the Investment Agreement, including the Initial Capital, and the amount that which is required to be repaid is contingent upon our actual recovery of proceeds from an Award. In the event in which there is no recovery of proceeds from an Award, we are not required to repay the $3.5 million Initial Capital.

Runway Growth Finance Corp. Loan and Security Agreement

In September 2022, as amended December 2022, we entered into a loan and security agreement (the RGC Loan Agreement) with Runway Growth Finance Corp. (RGC or the Lender) that provides a term loan commitment in an aggregate principal amount of up to $35.0 million in three tranches: (i) a Term A loan in an aggregate principal amount of $10.0 million, with the full amount funded on the closing of the RGC Loan Agreement and repaid in January 2023 in connection with the execution of our arbitration financing arrangement; (ii) a Term B loan in an aggregate principal amount of up to $15.0 million to be funded in one or more disbursements at our request on or prior to June 30, 2024, subject to certain conditions being met; and (iii) a Term C loan in an aggregate principal amount of up to $10.0 million that may be disbursed in a single disbursement in the lender’s sole discretion upon our request at any time from closing of the RGC Loan Agreement through and including December 31, 2024. Pursuant to the December 2022 amendment (the RGC Loan Amendment): (i) we repaid all amounts of principal and accrued but unpaid interest in respect of the Term A Loan (as defined in the RGC Loan Agreement) on January 3, 2023 without the obligation for us to pay the final payment fee or the prepayment fee described in the RGC Loan Agreement; (ii) on or before March 31, 2023, at our request, if we have raised at least $25.0 million in net cash proceeds from certain equity or debt transactions (including amounts raised in connection with our arbitration financing arrangement) prior to making such request, Lender will loan to us an aggregate principal amount of $10.0 million, with the full amount funded in a single disbursement; (iii) we will not issue an additional warrant to Lender in connection with the loan, if any, described in clause (ii) above; and (iv) Lender’s security interest in specific collateral will be subordinated to the arbitration financing investors’ security interest in the specific collateral. If the loan described in clause (ii) above is not made by March 31, 2023, the RGC Loan Agreement will terminate on that date, and we will not be obligated to pay the prepayment fee described in the RGC Loan Agreement but the final payment fee described in the RCG Loan Agreement will become immediately due and payable.

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

As of December 31, 2022, the total outstanding balance owed under the RGC Loan Agreement was $10.0 million and pursuant the December 2022 RGC Loan Amendment, future minimum principal and interest payments, including the final payment fee, were $10.5 million for each of the next 12 and 24 months, respectively.

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

ATM Facility

In December 2020, as amended in March 2022, we entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, $45.7 million of which remains available for sale as of December 31, 2022. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3 subject to limitations on the amount of securities the Company may sell pursuant to its effective registration statement on Form S-3 within any 12 month period, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement.

Operating Lease Obligations

Our operating lease obligations relate to our corporate headquarters in San Diego, California, which expires in April 2027. As of December 31, 2022, future minimum lease payments under this lease were $0.3 million and $0.7 million for each of the next 12 and 24 months, respectively.

Other Obligations

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Years Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(26,239)	$(22,571)
Investing activities	(17)	3,952
Financing activities	19,684	10,560
Change in cash, cash equivalents, and restricted cash	$(6,572)	$(8,059)

Operating activities. Net cash used in operating activities was $26.2 million and $22.6 million for the years ended December 31, 2022 and 2021, respectively, and was primarily due to our net loss for the respective year, adjusted for noncash items and offset by changes in our working capital.

Investing activities. Net cash used in investing activities was $17,000 for the year ended December 31, 2022. Net cash provided by investing activities was $4.0 million for the year ended December 31, 2021 and was due to maturities of short-term investments.

Financing activities. Net cash provided by financing activities was $19.7 million for the year ended December 31, 2022 and primarily resulted from our $10.0 million debt financing with RGC, $3.4 million in net proceeds from our arbitration financing arrangement, and $7.9 million in net proceeds received from the Offering and periodic issuances and sales of our common stock under the Sales Agreement with JonesTrading, partially offset by $1.7 million in SVB loan repayments. Net cash provided by financing activities was $10.6 million for the year ended December 31, 2021 and primarily resulted from $13.4 million in net proceeds raised in connection with an underwritten public offering in July 2021, offset by $2.8 million in net repayments on borrowings under the 2018 Amended SVB Loan.

Funding Requirements

At December 31, 2022, we had cash and cash equivalents totaling $17.5 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease. We believe that our cash and cash equivalents as of December 31, 2022, will be sufficient to fund our obligations into mid-2023. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. These uncertainties raise substantial doubt about our ability to continue as a going concern for a period of 12 months following the date that the accompanying audited consolidated financial statements were issued.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to initiate, and the progress and results of, our ongoing and planned clinical trials;
•	the ability and willingness of our collaboration partners and licensees to continue clinical development of product candidates;
•	our ability to enter into and maintain our collaborations;
•	our ability to achieve, and our obligations to make, milestone payments under our collaboration and license agreements;
•

the outcome of our disputes with I-Mab with respect to the TJ004309 and Bispecific Agreements, our ability to recover any award resulting from that dispute and the timing of any termination of the TJ004309 Agreement;

•	the costs and timing of procuring supplies of product candidates for clinical trials and regulatory submissions;
•	the scope, progress, results and costs of preclinical development, and clinical trials of our product candidates;
•	the extent to which macroeconomic and geopolitical developments, including as a result of the COVID-19 pandemic, delay our clinical development activities or those of our collaborators;
•	the costs, timing and outcome of regulatory review of product candidates;
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

Until we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and licensing arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. As a result of macroeconomic and geopolitical developments, such as the COVID-19 pandemic and actions taken to slow its spread, the ongoing military conflict between Ukraine and Russia, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans or programs which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

TRACON Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TRACON Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Clinical Trial Expense Accruals
Description of the Matter

During 2022, the Company incurred $13.9 million for research and development expense and as of December 31, 2022, the Company accrued $6.1 million for clinical trial expenses. As described in Note 1 of the financial statements, the Company records accruals for estimated research and development costs relating to clinical trials comprising payments for work performed by third party vendors and consultants, participating clinical trial sites, and others. The Company accounts for the expenses based upon the progress of the clinical trial as measured by patient progression through the trial.

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

San Diego, California

March 8, 2023

TRACON Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$17,433	$24,072
Prepaid and other assets	795	864
Total current assets	18,228	24,936
Property and equipment, net	51	50
Restricted cash	67	—
Other assets	1,123	1,571
Total assets	$19,469	$26,557
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$11,107	$10,753
Accrued compensation and related expenses	1,457	1,532
Long-term debt, current portion	9,807	1,391
Total current liabilities	22,371	13,676
Other long-term liabilities	969	1,167
Arbitration financing payable	3,280	—
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at December 31, 2022 and December 31, 2021; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 40,000,000 at December 31, 2022 and December 31, 2021; issued and outstanding shares — 23,125,250 and 19,445,903 at December 31, 2022 and December 31, 2021, respectively	23	19
Additional paid-in capital	229,737	219,471
Accumulated deficit	(236,911)	(207,776)
Total stockholders’ (deficit) equity	(7,151)	11,714
Total liabilities and stockholders’ equity (deficit)	$19,469	$26,557

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021	2020
License revenue	$—	$346	$—
Operating expenses:
Research and development	13,888	11,146	8,198
General and administrative	14,006	17,547	8,025
Total operating expenses	27,894	28,693	16,223
Loss from operations	(27,894)	(28,347)	(16,223)
Other expense:
Interest expense, net	(994)	(318)	(545)
Other expense	(247)	(2)	(7)
Total other expense	(1,241)	(320)	(552)
Net loss	$(29,135)	$(28,667)	$(16,775)

Net loss per share, basic and diluted	$(1.39)	$(1.66)	$(1.87)
Weighted-average shares outstanding, basic and diluted	20,919,118	17,252,637	8,984,148

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	4,051,187	$4	$165,028	$(162,334)	$2,698
Issuance of common stock under equity plans	6,628	—	2	—	2
Stock-based compensation expense	—	—	1,034	—	1,034
Issuance of common stock and warrants, net of offering costs	11,320,972	11	37,976	—	37,987
Issuance of common stock in exchange for services	100,000	—	126	—	126
Net loss	—	—	—	(16,775)	(16,775)
Balance at December 31, 2020	15,478,787	15	204,166	(179,109)	25,072
Issuance of common stock under equity plans	40,414	—	149	—	149
Stock-based compensation expense	—	—	1,775	—	1,775
Issuance of common stock, net of offering costs	3,926,702	4	13,381	—	13,385
Net loss	—	—	—	(28,667)	(28,667)
Balance at December 31, 2021	19,445,903	19	219,471	(207,776)	11,714
Issuance of common stock under equity plans	56,261	—	95	—	95
Stock-based compensation expense	—	—	2,041	—	2,041
Issuance of common stock and warrants, net of offering costs	3,232,418	3	7,871	—	7,874
Issuance of common stock upon cashless exercise of pre-funded warrants	390,668	1	—	—	1
Issuance of common stock warrants in connection with debt financing	—	—	259	—	259
Net loss	—	—	—	(29,135)	(29,135)
Balance at December 31, 2022	23,125,250	$23	$229,737	$(236,911)	$(7,151)

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(29,135)	$(28,667)	$(16,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,041	1,775	1,034
Common stock issued for services	—	—	126
Depreciation and amortization	16	14	12
Noncash interest	343	61	123
Amortization of debt discount	435	21	43
Amortization of premium/discount on short-term investments	—	(1)	(1)
Lease asset amortization and liability accretion, net	54	(73)	(25)
Equity ownership license revenue	—	(246)	—
Impairment of private company equity ownership	246	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	69	(80)	64
Accounts payable and accrued expenses	(233)	4,683	(1,878)
Accrued compensation and related expenses	(75)	(58)	235
Net cash used in operating activities	(26,239)	(22,571)	(17,042)
Cash flows from investing activities
Purchase of property and equipment	(17)	(48)	(5)
Purchases of available-for-sale short-term investments	—	—	(3,998)
Proceeds from the maturity of available-for-sale short-term investments	—	4,000	—
Net cash (used in) provided by investing activities	(17)	3,952	(4,003)
Cash flows from financing activities
Proceeds from long-term debt	9,960	—	—
Repayment of long-term debt	(1,680)	(2,800)	(1,400)
Proceeds from arbitration financing	3,430	—	—
Proceeds from sale of common stock and warrants, net of offering costs	7,879	13,211	38,162
Proceeds from issuance of common stock under equity plans, net of tax withholdings	95	149	2
Net cash provided by financing activities	19,684	10,560	36,764
Change in cash, cash equivalents, and restricted cash	(6,572)	(8,059)	15,719
Cash, cash equivalents, and restricted cash at beginning of period	24,072	32,131	16,412
Cash, cash equivalents, and restricted cash at end of period	$17,500	$24,072	$32,131
Supplemental disclosure of cash flow information
Interest paid	$359	$266	$443
Supplemental schedule of noncash investing and financing activities
Issuance of common stock warrants in connection with long-term debt	$259	$—	$—

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

Basis of Presentation

As of December 31, 2022, the Company has devoted substantially all its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of December 31, 2022, the Company had an accumulated deficit of $236.9 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At December 31, 2022, the Company had cash and cash equivalents of $17.5 million, of which $0.1 million is classified as restricted cash as it is pledged as collateral for the Company’s obligations under its corporate headquarters facility lease. Based on the Company’s current business plan, management believes that there is substantial doubt as to whether existing cash and cash equivalents will be sufficient to meet its obligations as they become due within twelve months from the date the consolidated financial statements are issued. The Company’s ability to execute its operating plan through 2023 and beyond depends on its ability to obtain additional funding through equity offerings, debt financings, or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, raise substantial doubt about its ability to continue as a going concern for a period of one year following the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through its existing cash and cash equivalents, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. In addition, the Company may fund its losses from operations through the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading in December 2020, as amended in March 2022, pursuant to which the Company may sell, at its option, up to an aggregate of $50.0 million of the Company’s common stock, $45.7 million of which remained available for sale as of December 31, 2022. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. As a result of the COVID-19 pandemic and actions taken to slow its spread, as well as adverse macroeconomic and geopolitical developments, such as the ongoing military conflict between Ukraine and Russia, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate in the future, it may make any additional debt or equity financing more difficult, more costly, and more dilutive. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans, which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Risks and Uncertainties

COVID-19, a novel strain of coronavirus (together with its variants, COVID-19), has become a global pandemic. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present risks for the Company’s strategy, operational, talent recruiting and retention, and workplace culture.

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

Revenue Recognition

To date, substantially all the Company’s revenue has been derived from license agreements. The terms of these arrangements included payments to the Company for the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products. In accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers, (ASC 606) the Company performs the following five steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of these agreements: (i) identification of the contract(s) with a customer; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation.  The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer. Once a contract is determined to be within the scope of ASC 606, at contract inception, the Company assesses the goods or services promised within the contract to determine those that are performance obligations and assesses whether each promised good is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

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

The Company’s objective is to reflect the appropriate trial expenses in its consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For each of the three years in the period ended December 31, 2022, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31,
	2022	2021	2020
Warrants to purchase common stock	6,766,246	4,810,409	4,810,409
Common stock options	2,246,310	1,308,360	601,481
ESPP shares	3,387	3,258	5,349
	9,015,943	6,122,027	5,417,239

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

2. Financial Instruments and Fair Value Measurements

Cash equivalents, which are classified as equity securities, and restricted cash consisted of the following (in thousands):

	December 31, 2022				December 31, 2021
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$10,150	$—	$—	$10,150	$5,003	$—	$—	$5,003
Equity securities(1)	—	—	—	—	246	—	—	246
	$10,150	$—	$—	$10,150	$5,249	$—	$—	$5,249

Classified as:
Cash equivalents				$10,083				$5,003
Restricted cash				67				—
Other assets				—				246
Total cash equivalents, restricted cash, and other assets				$10,150				$5,249

(1) The Company’s equity securities included in other assets as of December 31, 2021 consisted of its investment in a privately held company obtained as partial consideration under the 2021 Enviro license agreement. The Company recognizes its private company equity securities at cost minus impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The $0.2 million investment was fully impaired during the year ended December 31, 2022 and recorded within other expense on the consolidated statements of operations.

The Company had no short-term investments at December 31, 2022 and 2021. The Company classifies all investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to implement management strategies. These investments are carried at amortized cost which approximates fair value. A decline in the market value of any short-term investment below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

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

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2022
Money market funds	$10,150	$—	$10,150	$—
At December 31, 2021
Money market funds	$5,003	$—	$5,003	$—

3. Balance Sheet Details

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Computer and office equipment	$203	$186
Furniture and fixtures	19	19
Leasehold improvements	21	21
	243	226
Less accumulated depreciation and amortization	(192)	(176)
	$51	$50

Depreciation expense related to property and equipment totaled approximately $16,000, $14,000 and $12,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accounts payable	$3,923	$4,943
Accrued clinical related expenses	6,091	4,461
Accrued legal and accounting	299	842
Accrued long-term debt terminal interest	425	280
Current portion of operating lease liability	198	147
Other accruals	171	80
	$11,107	$10,753

4. Long-Term Debt

Arbitration Financing Investment Agreement

In December 2022, the Company entered into a non-recourse financing agreement (the Investment Agreement) with certain investors (collectively the Investors) pursuant to which the Investors will pay the Company a maximum aggregate amount (Maximum Capital) equal to $30.0 million or a lesser amount based on the amount awarded (Award), if any, to the Company in connection with its ongoing arbitration proceeding (the Arbitration) with I-Mab Biopharma (I-Mab). Of the Maximum Capital, (i) $3.5 million (Initial Capital) was paid to the Company shortly after execution, (ii) 25% will be paid to the Company within 15 business days of issuance of an Award, subject to the Award size exceeding a prespecified threshold and satisfaction of other conditions set forth in the Investment Agreement, and (iii) the remainder will be paid to the Company in tranches over a multi-year period, subject to the issuance of an Award and the Award size exceeding a prespecified threshold and satisfaction of other conditions set forth in the Investment Agreement. In connection with the execution of the Investment Agreement and funding of the Initial Capital amount, the Company paid a closing fee in the amount of 2%.

Subject to and contingent on the Company’s actual recovery of proceeds from an Award or any contemporaneously resolved settlements with I-Mab and following the payment of applicable attorney’s fees (the Proceeds), the Company shall pay the Investors an amount (Repayment Amount) equal to the sum of (i) all amounts paid by the Investors to or on behalf of the Company pursuant to the Investment Agreement, plus (ii) a low sub-single digit to low single digit multiple calculated on each tranche of Maximum Capital actually paid by the Investors to or on behalf of the Company with the applicable multiple being based on the timing of payment from the Company and whether certain events relating to the Arbitration occur, plus (iii) a mid-teen percentage annual rate of return on the amounts set forth in clauses (i) and (ii) that begins to accrue if the amounts are not paid by the Company to the Investors within a multi-month period specified in the Investment Agreement. If the amount of Proceeds are less than the Repayment Amount, then the Company shall only be required to pay to the Investors the Proceeds recovered (other than in circumstances in which the Company accepts a settlement offer that resolves the Arbitration for an amount less than the Repayment Amount without the prior written consent of the Investors), and in the circumstance in which there are no Proceeds then the Company shall not be required to pay the Investors any Repayment Amounts and the Investors shall have no right of recourse or right of action against the Company.

The Investment Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of representations or covenants and a bankruptcy default. The Investment Agreement also contains customary covenants that require the Company to, among other things, (i) use commercially reasonable efforts to pursue its claims in connection with the Arbitration and recover amounts awarded to it in connection with an Award, (ii) pay costs and expenses in connection with enforcing an Award, (iii) keep the Investors informed regarding the Arbitration and its collection and enforcement efforts and (iv) not incur liens (other than permitted liens) on or transfer any portion of its assets related to its claims in connection with the Arbitration, any Award, the Proceeds and related assets.

The Company may terminate the obligation of the Investors to pay all or certain tranches of the Maximum Capital by providing advance written notice to the Investors as set forth in the Investment Agreement. If the Company fails to pay amounts owed to the Investors when due, such overdue amounts bear interest at a default rate set forth in the Investment Agreement. Upon certain remedy events, including the Company’s breach of the Investment Agreement, the Investors may exercise all of their rights and remedies as set forth in the Investment Agreement and under applicable law, including, without limitation, termination of their obligations to pay additional amounts under the Investment Agreement. Pursuant to the Investment Agreement, the Company will also grant to the Investors a security interest in its interest in its claims in connection with the Arbitration, any Award, the Proceeds and related assets (Specific Collateral), as further described in the Investment Agreement, as security for the payment of the Company’s obligations under the Investment Agreement.

In December 2022, the Investors funded the Initial Capital amount of $3.5 million which was recorded as arbitration financing payable on the consolidated balance sheet. The carrying amount of the arbitration financing payable recorded on the consolidated balance sheet is net of debt discount, including the Initial Capital closing fee, which is being amortized over the estimated term of the agreement using the effective interest method. Pursuant to the terms of the Investment Agreement, repayment of all capital amounts funded under the Investment Agreement, including the Initial Capital, and the obligation amount owed is contingent upon the Company’s actual recovery of proceeds from an Award, which is uncertain. Accordingly, as of December 31, 2022, the Company has estimated an effective interest rate and term of the agreement over which the related debt discount is being amortized. The Company will re-evaluate this estimate at the end of each subsequent reporting period, with any material changes recorded prospectively using a new effective interest rate based on the updated estimate of the amount of arbitration financing payable owed as of the end of the reporting period. In the event in which there is no recovery of proceeds from an Award, the Company is not required to repay the $3.5 million Initial Capital. As of December 31, 2022, the arbitration financing payable was classified as long-term liabilities as it is considered unlikely the obligation amount owed under the Investment Agreement will be settled prior to December 31, 2023.

Runway Growth Finance Corp. Loan and Security Agreement

In September 2022, the Company entered into a loan and security agreement (the RGC Loan Agreement). with Runway Growth Finance Corp. (RGC). The RGC Loan Agreement is a long-term debt facility that provides a term loan commitment in an aggregate principal amount of up to $35.0 million in three tranches: (i) a Term A loan in an aggregate principal amount of $10.0 million, with the full amount funded in a single disbursement on closing of the RGC Loan Agreement and repaid in January 2023 in connection with the Investment Agreement; (ii) a Term B loan in an aggregate principal amount of up to $15.0 million to be funded in one or more disbursements at the request of the Company on or prior to June 30, 2024, subject to certain conditions being met; and (iii) a Term C loan in an aggregate principal amount of up to $10.0 million that may be disbursed in a single disbursement in the lender’s sole discretion upon the Company’s request at any time from closing of the RGC Loan Agreement through and including December 31, 2024. In December 2022, the Company and RGC amended the RGC Loan Agreement  (the RGC Loan Amendment) under which: (i) the Company repaid all amounts of principal and accrued but unpaid interest in respect of the Term A Loan on January 3, 2023; (ii) on or before March 31, 2023, at the Company’s request, if the Company has raised at least $25.0 million in net cash proceeds from certain equity or debt transactions (including amounts raised in connection with the Investment Agreement) prior to making such request, Lender will loan to the Company an aggregate principal amount of $10.0 million, with the full amount funded in a single disbursement; (iii) the Company will not issue an additional warrant to Lender in connection with the loan, if any, described in clause (ii) above; and (iv) Lender’s security interest in Specific Collateral was subordinated to the arbitration financing Investors’ security interest in the Specific Collateral. If the loan described in clause (ii) above is not made by March 31, 2023, the RGC Loan Agreement will terminate on that date, and the Company will not be obligated to pay the prepayment fee described in the RGC Loan Agreement but the final payment fee described in the RCG Loan Agreement will become immediately due and payable. All other material terms and conditions of the RGC Loan Agreement remained unchanged and the transaction was accounted for as a debt modification.

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

The Company’s obligations under the RGC Loan Agreement are collateralized by a first priority security interest in substantially all of its assets other than the intellectual property of the Company and for Specific Collateral that is subordinated to the arbitration financing Investors’ security interest. The RGC Loan Agreement also contains customary representations, warranties and covenants that limit, among other things, the ability of the Company to (i) incur indebtedness, (ii) incur liens on its property, (iii) pay dividends or make other distributions, (iv) sell its assets, (v) make certain loans or investments, (vi) merge or consolidate, (vii) voluntarily repay or prepay certain indebtedness and (viii) enter into transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence and during the continuance of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balances, and the lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the RGC Loan Agreement and under applicable law, including, without limitation, termination of its obligations to extend credit to the Company. The RGC Loan Agreement contains customary representations, warranties and covenants, including financial covenants, and also includes customary events of default, including payment defaults, breaches of covenants, change in control and a material adverse effect default. As of December 31, 2022, the Company was in compliance with all covenants and conditions of the RGC Loan Agreement.

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

Long-term debt and unamortized debt discount balances associated with the RGC Loan Agreement entered into in 2022 were as follows (in thousands):

December 31,
2022
Long-term debt	$10,000
Less debt discount, net of current portion	—
Long-term debt, net of debt discount	10,000
Less current portion of long-term debt	(10,000)
Long-term debt, net of current portion	$—
Current portion of long-term debt	$10,000
Current portion of debt discount	(193)
Current portion of long-term debt, net	$9,807

As of December 31, 2022, future minimum principal and interest payments, including the final payment, under the RGC Loan Agreement are as follows (in thousands):

2023	$10,491
10,491
Less interest and final payment	(491)
Long-term debt	$10,000

Silicon Valley Bank Loan and Security Agreement

In May 2018, the Company entered into a third amendment to its Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the 2018 Amended SVB Loan) under which the Company borrowed $7.0 million, all of which was immediately used to repay the Company’s then existing loan with SVB (the 2017 Amended SVB Loan).

As of December 31, 2021, the total principal amount owed under the 2018 Amended SVB Loan was $1.4 million, net of a remaining unamortized debt discount balance of $9,000. The 2018 Amended SVB Loan matured in June 2022 and in accordance with its terms, the Company paid a final payment of $0.3 million associated with the payoff of the 2018 Amended SVB Loan. In August 2022, the Company terminated the Amended and Restated Loan and Security Agreement with SVB.

At December 31, 2022, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
May 3, 2025	5,363	$26.10
	13,906

5. Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each license agreement is generally cancelable by the Company, given appropriate prior written notice. At December 31, 2022, potential future milestone payments under these agreements totaled an aggregate of $9.6 million.

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

At-The-Market Issuance Sales Agreement

In December 2020, as amended in March 2022, the Company entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $50.0 million of the Company’s common stock through JonesTrading, as sales agent or principal, $45.7 million of which remains available for sale as of December 31, 2022. Sales of the Company’s common stock made pursuant to the Sales Agreement with JonesTrading, if any, will be made on the Nasdaq Capital Market under the Company’s effective registration statement on Form S-3, subject to limitations on the amount of securities the Company may sell pursuant to its effective registration statement on Form S-3 within any 12-month period, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement.

Common Stock Warrants

As of December 31, 2022, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
March 27, 2024	1,369,602	$27.00
May 3, 2025	5,363	$26.10
August 27, 2030	1,889,513	$0.01
August 31, 2030	1,137,454	$0.01
June 21, 2032	2,205,018	$0.01
September 2, 2032	150,753	$1.99
	6,766,246

During the year ended December 31, 2022, the Company issued 390,668 shares of its common stock upon the cashless exercise of 398,093 pre-funded warrants. During the year ended December 31, 2021, no warrants were exercised.

Stock Compensation Plans

Effective January 1, 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (2015 Plan). Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. Initially, a total of 80,103 shares of common stock were reserved for issuance under the 2015 Plan. In addition, pursuant to the June 10, 2021 amendment, the number of shares of common stock available for issuance under the 2015 Plan will be annually increased on the first day of each fiscal year during the term of the 2015 Plan, as amended, beginning with the 2022 fiscal year until (and including) January 1, 2031, by an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or such other amount as the Company’s board of directors may determine. The maximum term of the options granted under the 2015 Plan is no more than ten years. Grants generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service. In addition, pursuant to a June 2021 amendment, the 2015 Plan was amended to allow an additional aggregate 200,000 shares of common stock to be used exclusively for the grant of equity awards as a material inducement for individuals to commence employment at the Company in compliance with Nasdaq Listing Rule 5635(c)(4).

Stock Options

Stock option activity under all Plans is summarized as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2021	1,308,360	$13.99
Granted	937,950	2.20
Exercised	—	—
Forfeited	—	—
Balance at December 31, 2022	2,246,310	$9.07

Information about the Company’s outstanding stock options as of December 31, 2022 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding	2,246,310	$9.07	8.00	$23,168
Options vested and expected to vest	2,246,310	$9.07	8.00	$23,168
Options exercisable	860,683	$17.36	6.75	$1,480

The weighted-average grant date fair value per share of employee option grants during the years ended December 31, 2022, 2021 and 2020 was $1.65, $6.05, and $2.62, respectively. The aggregate intrinsic value used in the above table of options at December 31, 2022 is based on the Company’s closing market price per common share on December 30, 2022, the last business day of the 2022 fiscal year, of $1.49. No stock options were exercised during the year ended December 31, 2022 and 3,727 stock options were exercised during the year ended December 31, 2021 for proceeds of $21,000. The total intrinsic value of options exercised was $4,000 during the year ended December 31, 2021. The total grant-date fair value of options that vested during the years ended December 31, 2022, 2021 and 2020 was $2.6 million, $0.8 million and $1.0 million, respectively.

Employee Stock Purchase Plan (ESPP)

On January 1, 2015, the Company’s board of directors adopted the ESPP, which became effective upon the pricing of the Company’s initial public offering on January 29, 2015. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Initially, a total of 18,346 shares of common stock was reserved for issuance under the ESPP. In addition, pursuant to the June 10, 2021 amendment, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2022 fiscal year, by an amount equal to the lessor of: (i) 250,000 shares; (ii) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year; or (iii) such other amount as the Company’s board of directors may determine. Stock compensation expense for the years ended December 31, 2022, 2021 and 2020 related to the ESPP was immaterial.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.9%	0.8%	1.2%
Expected volatility	89.8%	90.3%	85.8%
Expected term (in years)	6.2	6.2	6.2
Expected dividend yield	—	—	—

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

The allocation of stock-based compensation expense was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Research and development	$830	$628	$386
General and administrative	1,211	1,147	648
	$2,041	$1,775	$1,034

 As of December 31, 2022 and 2021, the unrecognized compensation cost related to outstanding time-based options was $3.6 million and $4.0 million, respectively, and is expected to be recognized as expense over approximately 2.5 years and 2.7 years, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

	December 31,
	2022	2021
Common stock warrants	6,766,246	4,810,409
Common stock options granted and outstanding	2,246,310	1,308,360
Awards available under the 2015 Plan	150,335	115,990
Shares available under the Employee Stock Purchase Plan	243,817	105,619
	9,406,708	6,340,378

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

3D Medicines and Alphamab Collaboration and Clinical Trial Agreement

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

I-Mab Collaboration Agreements

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

In the event that I-Mab licenses rights to TJ004309 to a third party, the Company would be entitled to receive escalating portions of royalty and non-royalty consideration received by I-Mab with respect to territories outside of Greater China. In the event that I-Mab commercializes TJ004309, the Company would be entitled to receive a royalty on net sales by I-Mab in North America ranging from the mid-single digits to low double digits, and in the EU and Japan in the mid-single digits. The portions of certain third-party royalty and non-royalty consideration and the royalty from net sales by I-Mab to which the Company would be entitled escalate based on the phase of development and relevant clinical trial obligations the Company completed under the TJ004309 Agreement, ranging from a high-single digit to a mid-teen percentage of non-royalty consideration as well as a double digit percentage of royalty consideration. In March 2020, I-Mab issued a press release announcing a strategic partnership with KG Bio, whereby KG Bio received what the press release described as a right of first negotiation outside North America for TJ004309 for up to $340 million in potential payments to I-Mab. On April 8, 2020, the Company issued a notice of dispute regarding possible breach of the TJ004309 Agreement, which resulted in a binding arbitration proceeding under the Rules of Arbitration of the ICC before the Tribunal. The latest developments in the dispute with I-Mab are discussed in more detail below following the discussion of the Bispecific Agreement.

The TJ004309 Agreement may be terminated by either party in the event of an uncured material breach by the other party or bankruptcy of the other party, or for safety reasons related to TJ004309.  I-Mab may also terminate the TJ004309 Agreement if the Company causes certain delays in completing a Phase 1 clinical trial. In addition, I-Mab may terminate the TJ004309 Agreement for any reason within 90 days following the completion of the first Phase 1 clinical trial, in which case the Company would be entitled to a minimum termination fee of $9.0 million, or following the completion of the first Phase 2 clinical trial, in which case the Company would be entitled to a pre-specified termination fee of $15.0 million and either a percentage of non-royalty consideration I-Mab may receive as part of a license to a third party or an additional payment if TJ004309 is approved for marketing outside Greater China before a third-party license is executed, in addition to a double digit percentage of royalty consideration. In 2021, I-Mab sent the Company notices purporting to terminate the TJ004309 Agreement, which would result in I-Mab owing the Company a prespecified termination fee of $9.0 million. However, I-Mab does not have an option to terminate the TJ004309 Agreement without cause until the ongoing Phase 1 clinical trial of TJ004309 is “Complete,” as that term is defined in the TJ004309 Agreement, and the Company responded by disputing the basis for I-Mab’s termination. In March 2021, I-Mab filed a lawsuit in the Delaware Court of Chancery seeking an order of specific performance requiring the Company to comply with I-Mab’s effort to terminate the agreement. The Company disagreed with I-Mab’s position and in May 2021, the Delaware Court of Chancery stayed the lawsuit filed by I-Mab and subsequently this matter was remanded and included in the proceeding before the Tribunal.

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

In June 2020, I-Mab commenced an arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce (the ICC) before an arbitration tribunal seated in New York City (the Tribunal) after the Company invoked contractual dispute resolution provisions asserting that I-Mab had breached its contractual obligations concerning the TJ004309 Agreement and Bispecific Agreement. The Tribunal held a hearing on the merits in February 2022, and final post-hearing briefs were submitted by the Company and I-Mab in May 2022. On November 8, 2022, the Tribunal invited the parties to submit additional, limited briefing on two discrete issues by December 9, 2022. Following that submission, the parties submitted their respective cost submissions for attorney fees reimbursement in January 2023. The Tribunal did not indicate when it expects to render its final decision; however, it did note that it was far along in its deliberations and preparation of a final award. Under the applicable rules of the arbitration, the prevailing party may be awarded attorneys’ fees at the Tribunal’s discretion. As of the date of this Annual Report, the TJ004309 Agreement and Bispecific Agreement disputes remain under consideration by the Tribunal, and the Company expects the Tribunal to render its final decision in the first quarter of 2023. The claims under the arbitration are complex; accordingly, the Company cannot predict the outcome of the arbitration, and is unable to estimate the amount of recovery or damages, if any, that may be awarded by the Tribunal.

8. Leases

The Company’s operating lease obligations relate to its corporate headquarters as the Company leases its office space under a non-cancelable operating lease. The Company amended its lease in August 2021 extending the lease term to April 2027. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Operating lease expense was $0.4 million for each of the three years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, the Company does not have any finance leases, nor any other operating leases.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash paid within operating cash flows	$285	$461	$442
ROU assets recognized in exchange for new lease obligations	$—	$1,117	$—

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	December 31,
	2022	2021
Reported as:
Other assets (ROU asset)	$1,123	$1,325

Accounts payable and accrued expenses (lease liability)	$198	$147
Other long-term liabilities (lease liability)	969	1,167
Total lease liabilities	$1,167	$1,314

Weighted average remaining lease term	4.3	5.3
Weighted average discount rate	11.3%	11.3%

As of December 31, 2022, the maturities of the Company’s operating lease liabilities are as follows (in thousands):

2023	$320
2024	334
2025	349
2026	365
2027	123
Total lease payments	1,491
Less imputed interest	(324)
Total operating lease liabilities	$1,167

Under the terms of the lease agreement, the Company provided the lessor with an irrevocable letter of credit in the amount of $66,949. The lessor is entitled to draw on the letter of credit in the event of any default by the Company under the terms of the lease.

9. Income Taxes

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is summarized as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Federal income taxes	$(6,118)	$(6,020)	$(3,523)
State income taxes, net of federal benefit	(1,962)	(1,889)	(1,084)
Permanent items	81	93	104
Uncertain tax positions	2,477	494	1,224
Research and development credits	(2,119)	(1,661)	(555)
Other, net	125	28	—
Stock compensation	78	203	113
Change in valuation allowance	7,438	8,752	3,721
Provision for income taxes	$—	$—	$—

Significant components of the Company’s deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$50,779	$47,633
Research and development and Orphan Drug credits	11,928	10,472
Depreciation and amortization	236	247
Right-of-use liability	245	276
Section 174 capitalized research expense	2,503	—
Other, net	1,906	1,573
Total deferred tax assets	67,597	60,201
Right-of-use asset	(236)	(278)
Total deferred tax liabilities	(236)	(278)
Total net deferred	67,361	59,923
Valuation allowance	(67,361)	(59,923)
Net deferred tax assets	$—	$—

The Company has net deferred tax assets relating primarily to net operating loss (NOL) carryforwards and research and development and Orphan Drug credit carryforwards. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize research and development expenditures over five years for domestic research and 15 years for foreign research pursuant to Section 174 of the Internal Revenue Code (Code). Subject to certain limitations, the Company may use these deferred tax assets to offset taxable income in future periods. Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2022, 2021 and 2020 was $7.4 million, $8.8 million and $3.7 million, respectively.

As of December 31, 2022, the Company had federal and California NOL carryforwards of $194.3 million and $144.5 million, respectively. The federal and California NOL carryforwards will begin to expire in 2030 and 2033, respectively, if not utilized. The federal NOL generated after 2017 of $111.1 million will carryforward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. As of December 31, 2022, the Company also had federal research and development and Orphan Drug tax credit carryforwards of $13.7 million and California research and development tax credit carryforwards of $3.0 million. The federal research and development and Orphan Drug tax credit carryforwards will begin expiring in 2031 and 2036, respectively, if not utilized. The California research credit will carry forward indefinitely under current law.

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

The Inflation Reduction Act of 2022, which incorporates a Corporate Alternative Minimum Tax (CAMT), was signed on August 16, 2022. The changes will become effective for the tax years beginning after December 31, 2022. The new tax will require companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. The act is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

The changes in the Company’s unrecognized tax benefits are summarized as follows (in thousands):

Balance at December 31, 2019	$5,092
Change related to prior year positions	—
Increase related to current year positions	1,518
Balance at December 31, 2020	6,610
Change related to prior year positions	1
Increase related to current year positions	506
Balance at December 31, 2021	7,117
Change related to prior year positions	(5)
Increase related to current year positions	2,984
Balance at December 31, 2022	$10,096

The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the accompanying consolidated balance sheets as of December 31, 2022 and 2021 and has not recognized interest or penalties in the accompanying consolidated statements of operations for the three years in the period ended December 31, 2022.

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

10. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. Matching contributions for the years ended December 31, 2022, 2021 and 2020 totaled $0.2 million, $0.1 million and $0.1 million, respectively.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (who are our principal executive officer and principal financial officer, respectively), to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2023 Annual Meeting of Stockholders (the Proxy Statement), which is expected to be filed by May 1, 2023, under the headings “Executive Officers,” “Proposal 1 – Election of Directors,” “Class II Director Nominees,” Governance – Board of Directors,” “Continuing Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Delinquent Section 16(a) Reports,” if any, and is incorporated herein by reference.

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

The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the sections titled “Transactions with Related Parties” and “Information Regarding the Board of Directors and Corporate Governance,” respectively, in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

1. Financial Statements

The consolidated financial statements of TRACON Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2022:

2. Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TRACON Pharmaceuticals, Inc.

3.3(1)	Amended and Restated Bylaws.

4.1(3)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Form of Pre-Funded Warrant dated March 27, 2018 (attached as Exhibit B-1 to the Securities Purchase Agreement).

4.3(4)	Form of Common Warrant dated March 27, 2018 (attached as Exhibit B-2 to the Securities Purchase Agreement).

4.4(12)	Description of Capital Stock.

4.5(7)	Form of Pre-Funded Warrant dated June 21, 2022.

4.6(7)	Form of Amended and Restated Pre-Funded Warrant 1 dated June 21, 2022.

4.7(7)	Form of Amended and Restated Pre-Funded Warrant 2 dated June 21, 2022.

4.8(3)	Warrant to Purchase Stock issued to Silicon Valley Bank on November 14, 2013.

4.9(3)	Warrant to Purchase Stock issued to Silicon Valley Bank on June 4, 2014.

4.10(3)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 13, 2015.

4.11(9)	Warrant to Purchase Stock issued to Silicon Valley Bank on January 25, 2017.

4.12(10)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 3, 2018.

4.13(8)	Form of Warrant to Purchase Common Stock dated September 2, 2022.

10.1+(3)	Form of Indemnity Agreement by and between the Registrant and its directors and officers.

10.2+(3)	TRACON Pharmaceuticals, Inc. 2011 Equity Incentive Plan and Forms of Stock Option Agreement and Notice of Exercise thereunder.

Exhibit Number	Description of Document

10.3+(11)

TRACON Pharmaceuticals, Inc. 2015 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Notice of Exercise and Restricted Stock Unit Agreement thereunder, as amended June 28, 2021.

10.4+	TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended February 1, 2023.

10.5+(12)	TRACON Pharmaceuticals, Inc. Amended and Restated 2015 Employee Stock Purchase Plan, as amended June 10, 2021.

10.6+(13)	TRACON Pharmaceuticals, Inc. Bonus Plan, as amended January 29, 2021.

10.7+(14)	Amended and Restated Employment Agreement by and between the Registrant and Charles P. Theuer, M.D., Ph.D., dated February 5, 2019.

10.8+	Employment Agreement by and between the Registrant and Bonne Adams, dated February 27, 2017.

10.9+	Severance Agreement by and between the Registrant and Bonne Adams, dated September 27, 2017.

10.10+(5)	Employment Agreement by and between the Registrant and Scott Brown, dated January 28, 2020.

10.11+(5)	Severance Agreement by and between the Registrant and Scott Brown, dated December 4, 2019.

10.12+(3)	TRACON Pharmaceuticals, Inc. Severance Plan and Summary Plan Description.

10.13*#(5)	Collaboration and Clinical Trial Agreement by and among the Registrant, 3D Medicines (Beijing) Co., LTD. and Jiangsu Alphamab Biopharmaceuticals Co., LTD. dated December 20, 2019.

10.14(2)	Capital on DemandTM Sales Agreement, dated as of December 9, 2020, by and between the Registrant and JonesTrading Institutional Services LLC.

10.15 (6)	Amendment to the Capital on DemandTM Sales Agreement, dated as of March 15, 2022, by and between the Registrant and JonesTrading Institutional Services LLC.

10.16*#(15)	Collaborative Development and Commercialization Agreement by and among the Registrant, Eucure (Beijing) Biopharma Co., Ltd. and Biocytogen Pharmaceuticals (Beijing) Co., Ltd. dated October 8, 2021.

10.17(7)	Securities Purchase Agreement, between the Registrant and Opaleye L.P., dated June 21, 2022.

10.18*#	Investment Agreement, dated December 22, 2022, by and between the Registrant and Batiste Investments LLC.

10.19(8)*#

Loan and Security Agreement by and among the Registrant, each other party thereto as a borrower from time to time, the lenders from time to time party thereto and Runway Growth Finance Corp., dated as of September 2, 2022.

10.20*#	First Amendment to Loan and Security Agreement, dated December 22, 2022, by and between the Registrant and Runway Growth Finance Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Registrant’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101

+	Indicates management contract or compensatory plan.
*

Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]”) because the Registrant has determined that the information is both not material and is the type that the Registrant treats as private or confidential.

#

Schedules (or similar attachments, including exhibits) to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 9, 2020.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 23, 2018.
(5)	Incorporated by reference to Registrant's Annual Report on Form 10-K, filed with the SEC on February 28, 2020.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, filed with the SEC on March 16, 2022.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 21, 2022.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 6, 2022.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 10, 2018.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 30, 2021.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 11, 2021
(13)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the SEC on February 25, 2021.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2019.
(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q, filed with the SEC on November 3, 2021.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 27, 2020
(17)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on August 31, 2020.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: March 8, 2023	By: /s/ CHARLES P. THEUER, M.D., PH.D.
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

Signature	Title	Date

/s/ Charles P. Theuer, M.D., Ph.D.	President, Chief Executive Officer and Member of the Board of Directors	March 8, 2023
Charles P. Theuer, M.D., Ph.D.	(Principal Executive Officer)

/s/ Scott B. Brown, CPA	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2023
Scott B. Brown, CPA

/s/ Lisa Johnson-Pratt, M.D.	Member of the Board of Directors	March 8, 2023
Lisa Johnson-Pratt, M.D.

/s/ Carol C. Lam, J.D.	Member of the Board of Directors	March 8, 2023
Carol C. Lam. J.D.

/s/ William R. LaRue	Member of the Board of Directors	March 8, 2023
William R. LaRue

/s/ Martin A. Mattingly, Pharm.D.	Member of the Board of Directors	March 8, 2023
Martin A. Mattingly, Pharm.D.

/s/ Saundra Pelletier	Member of the Board of Directors	March 8, 2023
Saundra Pelletier

/s/ J. Rainer Twiford, J.D., Ph.D.	Member of the Board of Directors	March 8, 2023
J. Rainer Twiford, J.D., Ph.D.

/s/ Stephen T. Worland, Ph.D.	Member of the Board of Directors	March 8, 2023
Stephen T. Worland, Ph.D.