Form 10-Q
period 2023-03-31
Tracon Pharmaceuticals, Inc.
filed 2023-05-10
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

The number of outstanding shares of the registrant’s common stock as of May 4, 2023 was 24,059,460.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,610	$17,433
Prepaid and other assets	529	795
Total current assets	7,139	18,228
Property and equipment, net	47	51
Restricted cash	67	67
Other assets	1,070	1,123
Total assets	$8,323	$19,469
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$12,342	$11,107
Accrued compensation and related expenses	1,840	1,457
Long-term debt, current portion	—	9,807
Total current liabilities	14,182	22,371
Other long-term liabilities	914	969
Arbitration financing payable	4,299	3,280
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at March 31, 2023 and December 31, 2022; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 40,000,000 at March 31, 2023 and December 31, 2022; issued and outstanding shares — 24,027,891 and 23,125,250 at March 31, 2023 and December 31, 2022, respectively	24	23
Additional paid-in capital	234,319	229,737
Accumulated deficit	(245,415)	(236,911)
Total stockholders’ deficit	(11,072)	(7,151)
Total liabilities and stockholders’ deficit	$8,323	$19,469

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses:
Research and development	$4,969	$2,993
General and administrative	2,344	6,453
Total operating expenses	7,313	9,446
Loss from operations	(7,313)	(9,446)
Other expense:
Interest expense, net	(1,188)	(26)
Other expense, net	(3)	(1)
Total other expense	(1,191)	(27)
Net loss	$(8,504)	$(9,473)

Net loss per share, basic and diluted	$(0.36)	$(0.48)
Weighted-average shares outstanding, basic and diluted	23,702,178	19,608,986

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2022	23,125,250	$23	$229,737	$(236,911)	$(7,151)
Stock-based compensation expense	—	—	484	—	484
Issuance of common stock and warrants, net of offering costs	902,641	1	4,098	—	4,099
Net loss	—	—	—	(8,504)	(8,504)
Balance at March 31, 2023	24,027,891	$24	$234,319	$(245,415)	$(11,072)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	19,445,903	$19	$219,471	$(207,776)	$11,714
Stock-based compensation expense	—	—	548	—	548
Issuance of common stock, net of offering costs	10,389	—	—	—	—
Issuance of common stock upon cashless exercise of pre-funded warrants	170,668	1	—	—	1
Net loss	—	—	—	(9,473)	(9,473)
Balance at March 31, 2022	19,626,960	$20	$220,019	$(217,249)	$2,790

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(8,504)	$(9,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	484	548
Depreciation and amortization	4	5
Noncash interest	88	5
Amortization of debt discount	1,123	2
Lease asset amortization and liability accretion, net	7	(32)
Changes in assets and liabilities:
Prepaid expenses and other assets	266	211
Accounts payable and accrued expenses	1,146	2,708
Accrued compensation and related expenses	383	(716)
Net cash used in operating activities	(5,003)	(6,742)
Cash flows from investing activities
Purchase of property and equipment	—	(4)
Net cash used in investing activities	—	(4)
Cash flows from financing activities
Repayment of long-term debt	(10,000)	(700)
Proceeds from sale of common stock and warrants, net of offering costs	4,180	14
Net cash used in financing activities	(5,820)	(686)
Change in cash, cash equivalents, and restricted cash	(10,823)	(7,432)
Cash, cash equivalents, and restricted cash at beginning of period	17,500	24,072
Cash, cash equivalents, and restricted cash at end of period	$6,677	$16,640

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Basis of Presentation

As of March 31, 2023, the Company has devoted substantially all its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of March 31, 2023, the Company had an accumulated deficit of $245.4 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At March 31, 2023, the Company had cash and cash equivalents of $6.7 million, of which $0.1 million is classified as restricted cash as it is pledged as collateral for the Company’s obligations under its corporate headquarters facility lease. The Company’s ability to execute its operating plan through 2023 and beyond depends on its ability to obtain additional funding through equity offerings, debt financings, or potential licensing and collaboration arrangements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, business plan, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, management believes that there is substantial doubt about its ability to continue as a going concern for a period of 12 months following the date that these unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through its existing cash and cash equivalents, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. In addition, the Company may fund its losses from operations through the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading in December 2020, as amended in March 2022, pursuant to which the Company may sell, at its option, up to an aggregate of $50.0 million of the Company’s common stock, $44.4 million of which remained available for sale as of March 31, 2023. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. As a result of adverse macroeconomic and geopolitical developments, such as the COVID-19 pandemic and actions taken to slow its spread, the ongoing military conflict between Ukraine and Russia, recent and potential future bank failures, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate in the future, it may make any additional debt or equity financing more difficult, more costly, and more dilutive. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans, which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, included in its Annual Report on Form 10-K filed with the SEC on March 8, 2023.

Use of Estimates

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of the Company’s unaudited condensed consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to expenses incurred for clinical trials. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions. The Company is not aware of any specific event or circumstance that would require an update to its estimates, judgments and assumptions or a revision of the carrying value of the Company’s assets or liabilities as of the date of this filing.

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

Leases

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are recorded as other assets, accounts payable and accrued expenses, and other long-term liabilities within the unaudited condensed consolidated balance sheets. The Company currently does not have any finance leases.

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

Revenue Recognition

To date, substantially all the Company’s revenue has been derived from license agreements. The terms of these arrangements included payments to the Company for the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products. In accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606), the Company performs the following five steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of these agreements: (i) identification of the contract(s) with a customer; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer. Once a contract is determined to be within the scope of ASC 606, at contract inception the Company assesses the goods or services promised within the contract to determine those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

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

The Company’s objective is to reflect the appropriate trial expenses in its unaudited condensed consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2023 and 2022, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	March 31,
	2023	2022

Warrants to purchase common stock	8,780,245	4,633,855
Common stock options	3,116,854	2,135,560
ESPP shares	6,112	6,464
	11,903,211	6,775,879

2.
Financial Instruments and Fair Value Measurements

Cash equivalents, which are classified as equity securities and restricted cash, consisted of the following (in thousands):

	March 31, 2023				December 31, 2022
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$6,348	$—	$—	$6,348	$10,150	$—	$—	$10,150

Classified as:
Cash equivalents				$6,281				$10,083
Restricted cash				67				67
Total cash equivalents and restricted cash				$6,348				$10,150

At March 31, 2023 and December 31, 2022, the Company had no investments.

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

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2023
Money market funds	$6,348	$—	$6,348	$—

At December 31, 2022
Money market funds	$10,150	$—	$10,150	$—

3.
Long-Term Debt

Arbitration Financing Investment Agreement

In December 2022, the Company entered into a non-recourse financing agreement (the Investment Agreement) with certain investors (collectively, the Investors) pursuant to which the Investors will pay the Company a maximum aggregate amount (Maximum Capital) equal to $30.0 million or a lesser amount based on the amount awarded (Award), if any, to the Company in connection with its ongoing arbitration proceeding (the Arbitration) with I-Mab Biopharma (I-Mab). Of the Maximum Capital, (i) $3.5 million (Initial Capital) was paid to the Company shortly after execution, (ii) 25% was to be paid to the Company within 15 business days of issuance of an Award, subject to the Award size exceeding a prespecified threshold and satisfaction of other conditions set forth in the Investment Agreement, and (iii) the remainder was to be paid to the Company in tranches over a multi-year period, subject to the issuance of an Award and the Award size exceeding a prespecified threshold and satisfaction of other conditions set forth in the Investment Agreement. In connection with the execution of the Investment Agreement and funding of the Initial Capital amount, the Company paid a closing fee in the amount of 2%. In April 2023, the Company received notification of the Award resulting from the Arbitration and it was determined the Company was entitled to approximately $23.0 million. As this Award amount did not exceed the prespecified thresholds under the Investment Agreement, the Company will not receive any additional funds under the Investment Agreement such that, as of date of the Award, the Maximum Capital is equal to the Initial Capital. See Note 6 – Subsequent Events, for additional information.

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

In December 2022, the Investors funded the Initial Capital amount of $3.5 million which was recorded as arbitration financing payable on the unaudited condensed consolidated balance sheets. The carrying amount of the arbitration financing payable recorded on the unaudited condensed consolidated balance sheets is net of debt discount, including the Initial Capital closing fee, which is being amortized over the estimated term of the agreement using the effective interest method. Pursuant to the terms of the Investment Agreement, repayment of all capital amounts funded under the Investment Agreement, including the Initial Capital, and the obligation amount owed is contingent upon the Company’s actual recovery of proceeds from an Award, which is uncertain. Accordingly, as of March 31, 2023, the Company has estimated an effective interest rate and term of the agreement over which the related debt discount is being amortized. The Company will re-evaluate this estimate at the end of each subsequent reporting period, with any material changes recorded prospectively using a new effective interest rate based on the updated estimate of the amount of arbitration financing payable owed as of the end of the reporting period. In the event in which there is no recovery of proceeds from an Award, the Company is not required to repay the $3.5 million Initial Capital. As of March 31, 2023 the arbitration financing payable was classified as a long-term liability as it is considered unlikely the obligation amount owed under the Investment Agreement will be settled prior to March 31, 2024.

Runway Growth Finance Corp. Loan and Security Agreement

In September 2022, the Company entered into a loan and security agreement (the RGC Loan Agreement) with Runway Growth Finance Corp. (RGC). The RGC Loan Agreement was a long-term debt facility that provided a term loan commitment in an aggregate principal amount of up to $35.0 million in three tranches: (i) a Term A loan in an aggregate principal amount of $10.0 million, with the full amount funded in a single disbursement on closing of the RGC Loan Agreement and repaid in January 2023 in connection with the Investment Agreement; (ii) a Term B loan in an aggregate principal amount of up to $15.0 million to be funded in one or more disbursements at the request of the Company on or prior to June 30, 2024, subject to certain conditions being met; and (iii) a Term C loan in an aggregate principal amount of up to $10.0 million that may be disbursed in a single disbursement in the lender’s sole discretion upon the Company’s request at any time from closing of the RGC Loan Agreement through and including December 31, 2024. In December 2022, the Company and RGC amended the RGC Loan Agreement (the RGC Loan Amendment) under which: (i) the Company repaid all amounts of principal and accrued but unpaid interest in respect of the Term A Loan (as defined in the RGC Loan Agreement) on January 3, 2023 without the obligation for the Company to pay the final payment fee or the prepayment fee described in the RGC Loan Agreement; (ii) on or before March 31, 2023, at the Company’s request, if the Company has raised at least $25.0 million in net cash proceeds from certain equity or debt transactions (including amounts raised in connection with the Investment Agreement) prior to making such request, RGC will loan to the Company an aggregate principal amount of $10.0 million, with the full amount funded in a single disbursement; (iii) the Company will not issue an additional warrant to RGC in connection with the loan, if any, described in clause (ii) above; and (iv) RGC’s security interest in Specific Collateral was subordinated to the arbitration financing Investors’ security interest in the Specific Collateral. If the loan described in clause (ii) above is not made by March 31, 2023, the RGC Loan Agreement will terminate on that date, and the Company will not be obligated to pay the prepayment fee described in the RGC Loan Agreement but the final payment fee of 4.25% of the aggregate principal amount of the funded term loans as described in the RCG Loan Agreement will become immediately due and payable. All other material terms and conditions of the RGC Loan Agreement remained unchanged and the transaction was accounted for as a debt modification. On April 5, 2023, the Company and RGC amended the RGC Loan Agreement effective March 31, 2023 such that the Company would have until April 15, 2023 to raise at least $25.0 million in net cash proceeds from certain equity or debt transactions prior to making a request of RGC to redraw an aggregate principal amount of $10.0 million under the RGC Loan Agreement, which RGC may, in its sole and absolute discretion, allow or deny. On April 20, 2023, the Company and RGC amended the RGC Loan Agreement effective April 15, 2023 to extend the time period described in the foregoing sentence from April 15, 2023 to April 28, 2023. The Company did not redraw the $10.0 million under the RGC Loan Agreement, as amended, by April 28, 2023, resulting in the RGC Loan Agreement terminating and the final payment fee becoming immediately due and payable on that date.

In connection with the funding of the Term A loan, the Company issued RGC warrants to purchase 150,753 shares of its common stock (the RGC Term A Warrants) at an exercise price of $1.99 per underlying share of the Company’s common stock. The RGC Term A Warrants are fully exercisable in whole or in part at the option of the holder, payable in cash or on a cashless basis according to the formula set forth in the RGC Term A Warrants, and expire September 2, 2032. The fair value of the warrant at the grant date was determined utilizing a Black-Scholes pricing model, recorded as a component of the total debt discount and stockholders’ deficit within additional paid-in capital on the unaudited condensed consolidated balance sheets, and will be amortized to interest expense using the effective interest method over the term of the debt.

Long-term debt and unamortized debt discount balances associated with the RGC Loan Agreement were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Long-term debt	$—	$10,000
Less debt discount, net of current portion	—	—
Long-term debt, net of debt discount	—	10,000
Less current portion of long-term debt	—	(10,000)
Long-term debt, net of current portion	$—	$—
Current portion of long-term debt	$—	$10,000
Current portion of debt discount	—	(193)
Current portion of long-term debt, net	$—	$9,807

Future minimum principal and interest payments under the RGC Loan Agreement, including the final payment, as of March 31, 2023 are as follows (in thousands):

Remaining 2023	$425
425
Less interest and final payment	(425)
Long-term debt	$—

Silicon Valley Bank Loan and Security Agreement

In May 2018, the Company entered into a third amendment to its Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the 2018 Amended SVB Loan) under which the Company borrowed $7.0 million, all of which was immediately used to repay the Company’s then existing loan with SVB.

The 2018 Amended SVB Loan matured in June 2022 and in accordance with its terms, the Company paid a final payment of $0.3 million associated with the payoff of the 2018 Amended SVB Loan. In August 2022, the Company terminated the 2018 Amended SVB Loan.

At March 31, 2023, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
May 3, 2025	5,363	$26.10
	13,906

4.
Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each license agreement is generally cancelable by the Company, given appropriate prior written notice. At March 31, 2023, potential future milestone payments under these agreements totaled an aggregate of $9.6 million.

5.
Stockholders’ Deficit

Sale of Common Stock and Pre-Funded Warrants

In March 2023, the Company issued and sold 174,508 shares of its common stock at a purchase price of $1.38 per share and pre-funded warrants to purchase 2,013,999 shares of its common stock at a purchase price of $1.37 per share of underlying common stock with an exercise price of $0.01 per share of underlying common stock (the 2023 Pre-Funded Warrants) for net proceeds of approximately $3.0 million in a private placement (the Private Placement) with an accredited institutional healthcare-focused fund. In accordance with their terms, the 2023 Pre-Funded Warrants may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such exercise, unless approval by the Company's stockholders is obtained as required under the Nasdaq listing standards, including Nasdaq Listing Rules 5635(b) and (d). At the Company's 2023 Annual Meeting held on April 19, 2023, stockholder approval, in accordance with applicable rules of the Nasdaq Stock Market, was obtained for the issuance of shares of common stock upon the potential future exercise of certain outstanding warrants held by this accredited institutional healthcare-focused fund, including the 2023 Pre-Funded Warrants, that would result in it and its affiliates owning in excess of 19.99% of the shares of common stock outstanding immediately after giving effect to such exercise. The 2023 Pre-Funded Warrants were recorded as a component of stockholders’ deficit within additional paid-in capital on the unaudited condensed consolidated balance sheets.

At-The-Market Issuance Sales Agreement

In December 2020, as amended in March 2022, the Company entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $50.0 million of the Company’s common stock through JonesTrading, as sales agent or principal, $44.4 million of which remains available for sale as of March 31, 2023. Sales of the Company’s common stock made pursuant to the Sales Agreement with JonesTrading, if any, will be made on the Nasdaq Capital Market under the Company’s effective registration statement on Form S-3, subject to limitations on the amount of securities the Company may sell pursuant to its effective registration statement on Form S-3 within any 12-month period, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement.

Equity Plan Activity

During the three months ended March 31, 2023, the Company issued no shares of common stock upon the exercise of outstanding stock options and upon the vesting of restricted stock units. During the three months ended March 31, 2023, the Company issued 0 shares of common stock in connection with the employee stock purchase plan (the ESPP). During the year ended December 31, 2022, the Company issued no shares of common stock upon the exercise of outstanding stock options, no shares of common stock upon the vesting of restricted stock units, and 56,261 shares of common stock in connection with the ESPP.

Common Stock Warrants

As of March 31, 2023, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
March 27, 2024	1,369,602	$27.00
May 3, 2025	5,363	$26.10
August 27, 2030	1,889,513	$0.01
August 31, 2030	1,137,454	$0.01
June 21, 2032	2,205,018	$0.01
September 2, 2032	150,753	$1.99
March 10, 2033	2,013,999	$0.01
	8,780,245

During the three months ended March 31, 2023, the Company issued no shares of its common stock upon the exercise of pre-funded warrants. During the three months ended March 31, 2022, the Company issued 170,668 shares of its common stock upon the cashless exercise of 176,554 pre-funded warrants.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended
	March 31,
	2023	2022
Risk-free interest rate	3.4%	1.7%
Expected volatility	89.9%	89.0%
Expected term (in years)	6.3	6.3
Expected dividend yield	—%	—%

Stock compensation expense for the ESPP was immaterial for the three months ended March 31, 2023 and 2022.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development	$227	$200
General and administrative	257	348
	$484	$548

6.
Subsequent Events

Arbitration Award

The Company was previously developing TJ004309, also known as TJD5 or uliledlimab, a novel humanized antibody against CD73 expressed on stromal cells and tumors that converts extracellular adenosine monophosphate to the immunosuppressive metabolite adenosine, in collaboration with I-Mab under a strategic collaboration and clinical trial agreement that the Company entered into in November 2018 (the TJ004309 Agreement). The Company also entered into a separate strategic collaboration and clinical trial agreement (the Bispecific Agreement) with I-Mab in November 2018 which allowed for the development of up to five of I-Mab’s proprietary bispecific antibody product candidates to be nominated by I-Mab within a five-year period for development and commercialization in North America, with the option to opt-in and acquire product rights outside of Greater China and Korea prior to completing the first pivotal clinical trial for any bispecific product candidate.

As previously disclosed, in June 2020, I-Mab commenced an arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce before an arbitration tribunal seated in New York City (the Tribunal) after we invoked contractual dispute resolution provisions asserting that I-Mab had breached its contractual obligations under the TJ004309 Agreement and the Bispecific Agreement. In April 2023, the Company received notification from the Tribunal of the final award to the Company. The Tribunal found in favor of the Company for certain claims. As a result, the Tribunal declared the Phase 1 clinical trial of TJ004309 Agreement “Complete,” as that term is defined in the TJ004309 Agreement as of January 2022. The Tribunal also determined that the Company is entitled to approximately $23.0 million, which includes the $9.0 million prespecified termination fee payable by I-Mab under the TJ004309 Agreement, plus interest, and certain of the Company’s legal fees, costs and disbursements incurred in connection with the arbitration. The Company is entitled to a high single digit interest rate on the award. Pursuant to the arbitration award, the TJ004309 Agreement and the Bispecific Agreement have been terminated. The decision by the Tribunal is final and binding on the parties.

Lincoln Park Capital Fund, LLC (Lincoln Park) Common Stock Purchase Agreement

On May 8, 2023, the Company and Lincoln Park entered into a common stock purchase agreement (the Lincoln Park Purchase Agreement), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park is committed to purchase up to an aggregate of $26.0 million of the Company's shares of common stock from time to time and at the Company’s sole discretion over the term of the Lincoln Park Purchase Agreement. In consideration for entering into the Lincoln Park Purchase Agreement, concurrently with the execution of the Lincoln Park Purchase Agreement, the Company issued to Lincoln Park 599,216 shares of its common stock as a commitment fee. Concurrently with entering into the Lincoln Park Purchase Agreement, the Company also entered into a Registration Rights Agreement in which the Company agreed to file one or more registration statements as permissible and necessary to register under the Securities Act for resale of the shares of its common stock that may be issued to Lincoln Park under the Lincoln Park Purchase Agreement. Additionally, Lincoln Park is committed to purchase upon the Company's request up to $1.0 million of shares of the Company’s common stock of the $26.0 million aggregate committed amount on the commencement date (as that term is defined in the Lincoln Park Agreement).

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

In December 2022, we announced the IDMC recommended continued accrual as planned in both cohorts at the first planned interim efficacy analysis. The IDMC reviewed interim safety and efficacy data from 18 patients enrolled into each cohort who completed a minimum of 12 weeks of efficacy evaluations (two on-treatment scans). The double-digit ORR assessed by BICR in each cohort exceeded the prespecified futility rule that required at least one response among the initial 18 patients enrolled at 600mg into each cohort. Envafolimab monotherapy (cohort C) and in combination with Yervoy (cohort D) was well tolerated, with only a single related serious adverse event reported in 36 patients. A second interim efficacy analysis is planned following the 12-week efficacy scan in the 92nd dosed patient, to allow for determination of the preliminary ORR, which we expect in the third quarter of 2023 as the ENVASARC trial has enrolled more than 92 patients to date. There must be at least three responses among the initial 46 patients enrolled at 600mg into each cohort to continue enrollment in that cohort per the futility rule of the trial. An additional ad hoc analysis by the IDMC, as required by the IDMC Charter that requires a review of safety and efficacy data at a minimum of every six months, is planned for the second quarter of 2023. This review will not invoke a formal futility rule and will not include central review of all available scans.

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

Our other clinical stage oncology product candidates include YH001, which is a monospecific investigational cytotoxic T-lymphocyte-associated protein 4 (CTLA-4) antibody, that we licensed from Eucure (Beijing) Biopharma Co., Ltd. (Eucure) and Biocytogen Pharmaceuticals (Beijing) Co., Ltd. (Biocytogen) in October 2021, and TRC102, which is a small molecule that has been studied in Phase 1 and Phase 2 trials for the treatment of mesothelioma, lung cancer, glioblastoma and solid tumors.

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

The following table summarizes key information regarding ongoing and planned development of our clinical stage product candidates:

	Phase	Data Expected
Envafolimab
Soft Tissue Sarcoma (UPS and MFS)	Pivotal Phase 2	Interim Data – Q2 and Q3 2023 Final Data – mid-2024
Envafolimab + YH001
Multiple Soft Tissue Sarcoma Subtypes	Phase 1/2 (planned)	Second half of 2023 and 2024
TRC102
Lung Cancer	Randomized Phase 2	2025

We utilize a CRO-independent product development platform that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups manage significant aspects of our clinical trials with internal resources. We use these internal resources to reduce the costs associated with utilizing CROs to conduct clinical trials. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which can expedite patient enrollment and improve the quality of patient data as compared to a CRO-managed model. We have leveraged this platform in all of our sponsored clinical trials. We have also leveraged our product development platform to diversify our product pipeline without payment of upfront license fees through license agreements with Eucure and Biocytogen, 3D Medicines and Alphamab, and Janssen. We continue to evaluate life science companies that would benefit from a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise. We believe we will continue to be recognized as a preferred U.S. clinical development partner through a cost- and risk-sharing partnership structure, which may include U.S. commercialization.

Our goal is to be a leader in the development of targeted therapies for patients with cancer and other diseases of high unmet medical need.

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt. At March 31, 2023, we had cash and cash equivalents totaling $6.7 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease.

We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $8.5 million and $9.5 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, we had an accumulated deficit of $245.4 million.

We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our current level of research and development expenses to remain relatively constant for the remainder of 2023 as we:

•
continue to enroll the ENVASARC trial and the Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes;
•
continue our research and development efforts;
•
in-license additional product candidates for development and commercialization; and
•
seek regulatory approvals for product candidates that successfully complete clinical trials.

We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more product candidates, which we expect will take a number of years. If we obtain regulatory approval for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, and distribution. Accordingly, we will need to raise substantial additional capital. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts, developments under our collaboration agreements, including whether and when we receive milestone and other potential payments, and the timing and nature of the regulatory approval process for product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources. Debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Further, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. As a result of adverse macroeconomic and geopolitical developments, such as the COVID-19 pandemic and actions taken to slow its spread, the ongoing military conflict between Ukraine and Russia, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop product candidates.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated.

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Third-party research and development expenses:
Envafolimab	$2,094	$1,470
YH001	1,422	21
TRC102	—	94
TJ004309	—	187
Total third-party research and development expenses	3,516	1,772
Unallocated expenses	1,453	1,221
Total research and development expenses	$4,969	$2,993

Unallocated expenses consist primarily of our internal personnel and facility related costs.

We expect our current level of research and development expenses to remain relatively consistent for the remainder of 2023 as we continue enrollment of the ENVASARC trial and the Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes.

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

We anticipate that our general and administrative expenses will remain relatively consistent for the remainder of 2023; however, there may be increases to the extent we have to expend additional legal fees in connection with enforcing and collecting the arbitration award announced in April 2023 from I-Mab.

Other Expense

In 2023, other expense primarily consists of interest related to our arbitration financing agreement. In 2022, other expense primarily consists of interest related to our loan agreements with SVB, which was terminated in June 2022, and RGC offset in part by interest income from our cash equivalents and investing activities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022	Change
	(in thousands)
Research and development expenses	$4,969	$2,993	$1,976
General and administrative expenses	2,344	6,453	(4,109)
Total other expense	(1,191)	(27)	(1,164)

Research and development expenses. Research and development expenses were $5.0 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $2.0 million was primarily due to envafolimab drug product purchased in 2023 for clinical trials. We expect research and development expenses to remain relatively consistent in future periods with our continued enrollment of the ENVASARC trial and the Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes.

General and administrative expenses. General and administrative expenses were $2.3 million and $6.5 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of $4.1 million was primarily due to legal expenses incurred in 2022 in connection with the arbitration proceeding of our dispute with I-Mab regarding the TJ004309 Agreement and Bispecific Agreement. We expect general and administrative expenses to remain relatively consistent in future periods, however, there may be increases to the extent we must expend additional legal fees in connection with enforcing and collecting the arbitration award announced in April 2023 from I-Mab.

Total other expense. Total other expense was $1.2 million for the three months ended March 31, 2023, and $27,000 for the three months ended March 31, 2022. The increase of $1.2 million was primarily due to noncash interest related to the arbitration financing agreement entered into in December 2022.

Liquidity and Capital Resources

Our sources of cash liquidity include our cash and cash equivalents. We believe that our cash and cash equivalents as of March 31, 2023, will be sufficient to fund the current requirements of working capital and other financial commitments, including our arbitration financing and operating lease obligations, into the third quarter of 2023, and with the amounts we expect to recover from I-Mab pursuant to the arbitration award announced in April 2023, if received, into early 2024. Based on our current business plan, we believe that there is substantial doubt as to whether our existing cash and cash equivalents will be sufficient to meet our obligations as they become due within one year from the date the accompanying unaudited condensed consolidated financial statements are issued.

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

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2023, we had an accumulated deficit of $245.4 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to remain relatively consistent for the remainder of 2023 due to the continued enrollment of the ENVASARC trial and the Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Arbitration Award

As previously disclosed, in June 2020, I-Mab commenced an arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce before an arbitration tribunal seated in New York City (the Tribunal) after we invoked contractual dispute resolution provisions asserting that I-Mab had breached its contractual obligations under the two separate strategic collaboration and clinical trial agreements we entered into with I-Mab in November 2018 for the development of multiple immuno-oncology programs, including I-Mab’s proprietary CD73 antibody TJ004309 (the TJ004309 Agreement), as well as up to five proprietary bispecific antibodies (the Bispecific Agreement) currently under development by I-Mab. In April 2023, we received notification from the Tribunal of the final award to us. The Tribunal found in favor of us for certain claims. As a result, the Tribunal declared the Phase 1 clinical trial of TJ004309 Agreement “Complete,” as that term is defined in the TJ004309 Agreement as of January 2022. The Tribunal also determined that we are entitled to approximately $23.0 million, which includes the $9.0 million prespecified termination fee payable by I-Mab under the TJ004309Agreement, plus interest, and certain of our legal fees, costs and disbursements incurred in connection with the arbitration. We are entitled to a high single digit interest rate on the award. Pursuant to the arbitration award, the TJ004309 Agreement and the Bispecific Agreement have been terminated. The decision by the Tribunal is final and binding on the parties.

Arbitration Financing Investment Agreement

In December 2022, we entered into a non-recourse financing agreement (the Investment Agreement) with certain investors (collectively, the Investors) pursuant to which the Investors will pay us a maximum aggregate amount (Maximum Capital) equal to $30.0 million or a lesser amount based on the amount awarded (Award), if any, to us in connection with our ongoing arbitration proceeding with I-Mab (the Arbitration). Of the Maximum Capital, (i) $3.5 million (Initial Capital) was paid to us shortly after execution, (ii) 25% was to be paid to us within 15 business days of issuance of an Award, subject to the Award size exceeding a prespecified threshold and satisfaction of other conditions set forth in the Investment Agreement, and (iii) the remainder was to be paid to us in tranches over a multi-year period, subject again to the issuance of an Award and the Award size exceeding a prespecified threshold and satisfaction of other conditions set forth in the Investment Agreement. In connection with the execution of the Investment Agreement and funding of the Initial Capital amount, we paid a closing fee in the amount of 2%. In April 2023, we received notification of the Award resulting from the Arbitration and it was determined we were entitled to approximately $23.0 million, which includes the $9.0 million prespecified termination fee payable by I-Mab under the TJ004309 Agreement, plus interest, and certain of the Company’s legal fees, costs and disbursements incurred in connection with the arbitration. As this Award amount did not exceed the prespecified thresholds under the Investment Agreement, we will not receive any additional funds under the Investment Agreement such that, as of the date of the Award, the Maximum Capital is equal to the Initial Capital.

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

The Investment Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of representations or covenants and a bankruptcy default. The Investment Agreement also contains customary covenants that require us to, among other things, (i) use commercially reasonable efforts to pursue its claims in connection with the Arbitration and recover amounts awarded to it in connection with an Award, (ii) pay costs and expenses in connection with enforcing an Award, (iii) keep the Investors informed regarding the Arbitration and its collection and enforcement efforts and (iv) not incur liens (other than permitted liens) on or transfer any portion of our assets related to our claims in connection with the Arbitration, any Award, the Proceeds and related assets.

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

As of March 31, 2023, the $3.5 million Initial Capital was funded. The arbitration financing arrangement is a non-recourse financing agreement whereby repayment of all capital amounts funded under the Investment Agreement, including the Initial Capital, and the amount that which is required to be repaid is contingent upon our actual recovery of proceeds from an Award. In the event in which there is no recovery of proceeds from an Award, we are not required to repay the $3.5 million Initial Capital.

Runway Growth Finance Corp. Loan and Security Agreement

In September 2022, we entered into a loan and security agreement (the RGC Loan Agreement) with Runway Growth Finance Corp. (RGC). The RGC Loan Agreement was a long-term debt facility that provided a term loan commitment in an aggregate principal amount of up to $35.0 million in three tranches: (i) a Term A loan in an aggregate principal amount of $10.0 million, with the full amount funded in a single disbursement on closing of the RGC Loan Agreement and repaid in January 2023 in connection with the Investment Agreement; (ii) a Term B loan in an aggregate principal amount of up to $15.0 million to be funded in one or more disbursements at our request on or prior to June 30, 2024, subject to certain conditions being met; and (iii) a Term C loan in an aggregate principal amount of up to $10.0 million that may be disbursed in a single disbursement in the lender’s sole discretion upon our request at any time from closing of the RGC Loan Agreement through and including December 31, 2024. In December 2022, we and RGC amended the RGC Loan Agreement under which: (i) we repaid all amounts of principal and accrued but unpaid interest in respect of the Term A Loan (as defined in the RGC Loan Agreement) on January 3, 2023 without the obligation for us to pay the final payment fee or the prepayment fee described in the RGC Loan Agreement; (ii) on or before March 31, 2023, at our request, if we have raised at least $25.0 million in net cash proceeds from certain equity or debt transactions (including amounts raised in connection with the Investment Agreement) prior to making such request, RGC will loan to us an aggregate principal amount of $10.0 million, with the full amount funded in a single disbursement; (iii) we will not issue an additional warrant to RGC in connection with the loan, if any, described in clause (ii) above; and (iv) RGC’s security interest in Specific Collateral was subordinated to the arbitration financing Investors’ security interest in the Specific Collateral. If the loan described in clause (ii) above is not made by March 31, 2023, the RGC Loan Agreement will terminate on that date, and we will not be obligated to pay the prepayment fee described in the RGC Loan Agreement but the final payment fee of 4.25% of the aggregate principal amount of the funded term loans as described in the RCG Loan Agreement will become immediately due and payable. All other material terms and conditions of the RGC Loan Agreement remained unchanged. On April 5, 2023, we and RGC amended the RGC Loan Agreement effective March 31, 2023 such that we would have until April 15, 2023 to raise at least $25.0 million in net cash proceeds from certain equity or debt transactions prior to making a request of RGC to redraw an aggregate principal amount of $10.0 million under the RGC Loan Agreement, which RGC may, in its sole and absolute discretion, allow or deny. On April 20, 2023, we and RGC amended the RGC Loan Agreement effective April 15, 2023 to extend the time period described in the foregoing sentence from April 15, 2023 to April 28, 2023. As of March 31, 2023, the total outstanding balance owed under the RGC Loan Agreement was $0. We did not redraw the $10.0 million as of April 28, 2023, resulting in the RGC Loan Agreement terminating and the final payment fee becoming immediately due and payable on that date, which we subsequently paid. As of the date of this report, we owe no other amounts under the RGC Loan Agreement.

In connection with the funding of the Term A loan, we issued RGC warrants to purchase 150,753 shares of our common stock (the RGC Term A Warrants) at an exercise price of $1.99 per underlying share of our common stock. The RGC Term A Warrants are fully exercisable in whole or in part at the option of the holder, payable in cash or on a cashless basis according to the formula set forth in the RGC Term A Warrants, and expire September 2, 2032.

Common Stock and Pre-Funded Warrants Offerings

In March 2023, we issued and sold 174,508 shares of our common stock at a purchase price of $1.38 per share and pre-funded warrants to purchase 2,013,999 shares of our common stock at a purchase price of $1.37 per share of underlying common stock with an exercise price of $0.01 per share of underlying common stock (the 2023 Pre-Funded Warrants) for net proceeds of approximately $3.0 million in a private placement (the Private Placement) with an accredited institutional healthcare-focused fund. In accordance with their terms, the 2023 Pre-Funded Warrants may not be exercised if the holder’s ownership of our common stock would exceed 19.99% of the shares of our common stock outstanding immediately after giving effect to such exercise.

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

At our 2023 Annual Meeting held on April 19, 2023, stockholder approval, in accordance with applicable rules of the Nasdaq Stock Market, was obtained for the issuance of shares of common stock upon the potential future exercise of certain outstanding warrants held by such accredited institutional healthcare-focused fund that would result in it and its affiliates owning in excess of 19.99% of the shares of common stock outstanding immediately after giving effect to such exercise.

ATM Facility

In December 2020, as amended in March 2022, we entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, $44.4 million of which remains available for sale as of March 31, 2023. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3 subject to limitations on the amount of securities the Company may sell pursuant to its effective registration statement on Form S-3 within any 12 month period, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement.

Operating Lease Obligations

Our operating lease obligations relate to our corporate headquarters in San Diego, California, which expires in April 2027. As of March 31, 2023, future minimum lease payments under this lease were $0.3 million and $0.6 million for each of the next 12 and 24 months, respectively.

Other Obligations

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,003)	$(6,742)
Investing activities	—	(4)
Financing activities	(5,820)	(686)
Change in cash, cash equivalents, and restricted cash	$(10,823)	$(7,432)

Operating activities. Net cash used in operating activities was $5.0 million and $6.7 million for the three months ended March 31, 2023 and 2022, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities. Net cash used in investing activities was $0 and $4,000 for the three months ended March 31, 2023 and 2022, respectively.

Financing activities. Net cash used in financing activities was $5.8 million for the three months ended March 31, 2023 and primarily resulted from our repayment of $10.0 million to RGC under the RGC Loan Agreement, as amended, partially offset by $4.2 million in net proceeds from sales of common stock and pre-funded warrants. Net cash used in financing activities was $0.7 million for the three months ended March 31, 2022 and primarily resulted from repayments on borrowings under our SVB loan agreement.

Funding Requirements

At March 31, 2023, we had cash and cash equivalents totaling $6.7 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease. We believe that our cash and cash equivalents as of March 31, 2023, will be sufficient to fund the current requirements of working capital and other financial commitments, including our arbitration financing and operating lease obligations, into the third quarter of 2023, and with the amounts we expect to recover from I-Mab pursuant to the arbitration award announced in April 2023, if received, into early 2024. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. These uncertainties raise substantial doubt about our ability to continue as a going concern for a period of 12 months following the date that the accompanying unaudited condensed consolidated financial statements were issued.

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
•
the extent to which adverse macroeconomic and geopolitical developments, including as a result of recent and potential future bank failures, the COVID-19 pandemic, delay our clinical development activities or those of our collaborators;
•
the costs, timing and outcome of regulatory review of product candidates;
•
the revenue, if any, received from commercial sales of our product candidates for which we or any of our partners, including Eucure and Biocytogen or 3D Medicines and Alphamab, may receive marketing approval;

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

Until we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and licensing arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. As a result of adverse macroeconomic and geopolitical developments, such as the COVID-19 pandemic and actions taken to slow its spread, the ongoing military conflict between Ukraine and Russia, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans or programs which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s (SEC) rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (who are our principal executive officer and principal financial officer, respectively), to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except with respect to our dispute and related proceedings with I-Mab referenced below, we are not currently a party to any material legal proceedings. From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For a description of our dispute and related proceedings with I-Mab, see the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, together with the other information contained in this Quarterly Report and in our other public filings with the SEC. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage biopharmaceutical company with limited operating history. All the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $8.5 million and $9.5 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, we had an accumulated deficit of $245.4 million.

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

We will require substantial additional financing to achieve our goals, and failure to obtain additional financing when needed could force us to delay, limit, reduce or terminate our drug development efforts. There is substantial doubt as to our ability to continue as a going concern.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our current level of research and development expenses to remain relatively consistent for the remainder of 2023 due to the continued enrollment of the ENVASARC trial and the Phase 1/2 clinical trial of YH001 in combination with envafolimab in certain sarcoma subtypes, however this is based on our current expectations which are subject to change.

At March 31, 2023, we had cash and cash equivalents totaling $6.7 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease. Based upon our current operating plan, we believe that our cash and cash equivalents as of March 31, 2023, will be sufficient to fund the current requirements of working capital and other financial commitments, including our arbitration financing and operating lease obligations, into the third quarter of 2023, and with the amounts we expect to recover from I-Mab pursuant to the arbitration award announced in April 2023, if received, into early 2024. We will need additional funding to complete the development and commercialization of product candidates, including envafolimab and YH001. In addition, in December 2019 we entered into a collaboration and clinical trial agreement with 3D Medicines and Alphamab, and in October 2021 we entered into a collaborative development and commercialization agreement with Eucure and Biocytogen. Under these agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations. We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches. Our ability to utilize the amounts awarded to us in April 2023 in connection with our arbitration with I-Mab are subject to the risks associated with recovery of any award or judgment, including, without limitation, that I-Mab may be unable to pay the award or may not timely pay the award. The failure of I-Mab to pay or timely pay the award could adversely affect our ability to operate our business and our financial results. As more fully discussed in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of 12 months following the date these accompanying unaudited condensed consolidated financial statements were issued.

Regardless of our expectations, changing circumstances beyond our control, including the effects of adverse macroeconomic and geopolitical developments, such as the COVID-19 pandemic, recent and potential future bank failures, rising inflation rates and the ongoing conflict between Ukraine and Russia may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties or we could encounter difficulties obtaining clinical trial material or other supplies that could increase our development costs more than we expect. In addition, we may incur further legal expenses in connection with enforcing and collecting the arbitration award announced in April 2023, and we may not be successful in enforcing and collecting the awarded amount. If we do take action to enforce and collect the arbitration award, such action could take significant time and expenses and divert our management’s attention and resources, which would adversely affect our ability to operate our business and our financial results. In any event, we will require additional capital prior to completing clinical development, filing for regulatory approval, or commercializing any product candidates.

In December 2020, as amended in March 2022, we entered into a Sales Agreement with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, $44.4 million of which remains available for sale as of March 31, 2023. While the Sales Agreement provides us with an additional option to raise capital through issuances and sales of our common stock, there can be no guarantee that we will be able to sell shares under the Sales Agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the Sales Agreement from time to time. If sales are made under the Sales Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. As a result of adverse macroeconomic and geopolitical developments, such as recent and potential future bank failures, the COVID-19 pandemic and actions taken to slow its spread, ongoing military conflict between Ukraine and Russia, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate further, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or commercialization of product candidates or otherwise significantly curtail, or cease, operations. If we are unable to pursue or are forced to delay our planned drug development efforts due to lack of financing, it would have a material adverse effect on our business, financial condition, operating results and prospects.

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

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.*

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Even if product candidates demonstrate favorable results in ongoing or planned Phase 1 and 2 clinical trials, many product candidates fail to show desired safety and efficacy traits in late-stage clinical trials despite having progressed through earlier trials. In addition to the potential lack of safety or efficacy of product candidates, clinical trial failures may result from a multitude of factors including flaws in trial design, manufacture of clinical trial material, dose selection and patient enrollment criteria, or differences in determination of progression events by investigators compared to central radiographic reviewers. With respect to envafolimab and YH001, while results of trials conducted by others outside of the United States have been promising, they may not be predictive of results in U.S. trials due to differences in trial design, target indications, patient populations, availability of alternative treatments and other factors. Based upon the recommendation of the IDMC following an interim analysis of data from the ENVASARC trial, we have proceeded in the trial using a dose of envafolimab that is twice the dose administered to the first patients in the trial. While dosing at higher levels has shown promising results in other trials outside of the United States, we cannot be certain that we will observe similar results in the ENVASARC trial, including whether the higher dose will result in tolerability issues that were not encountered with the lower dose. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. If patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to adverse macroeconomic and geopolitical developments, such as recent and potential future bank failures, the ongoing military conflict between Ukraine and Russia, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

In addition, adverse macroeconomic and geopolitical developments have impacted clinical trials broadly, including our own with some sites pausing enrollment or not completing all assessments specified in the protocol, and some patients choosing not to enroll or continue participating in ongoing trials. We and our collaborators may continue to experience delays in site initiation and patient enrollment, failures to comply with trial protocols, delays in the manufacture of product candidates for clinical testing, supply chain disruptions and other difficulties in starting or competing our clinical trials due to macroeconomic and geopolitical developments.

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

Any product candidates for which we receive regulatory approvals will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy (REMS) in order to approve product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing, as well as continued compliance with regulatory requirements for current good manufacturing practices (cGMPs), and current good clinical practices (cGCPs), for any clinical trials that we conduct post-approval. Although physicians, in the practice of medicine, may prescribe an approved drug for unapproved indications, pharmaceutical companies are prohibited from promoting uses that are not approved by the FDA as reflected in the product’s approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses of approved pharmaceutical products, and a company that is found to have improperly promoted off-label may be subject to significant liability. Later discovery of previously unknown problems with product candidates, including AEs of unanticipated severity or frequency, or with our third party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The patent position of biotechnology companies is generally uncertain because it involves complex legal and factual considerations in a legal framework that is constantly evolving. The standards applied by the United States Patent and Trademark Office (USPTO), and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents. There is a substantial amount of prior art in the biotechnology and pharmaceutical fields, including scientific publications, patents and patent applications. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

We have in-licensed a portion of our intellectual property, and, if we fail to comply with our obligations under these arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.*

We are a party to a number of license agreements that are important to our business, and we may enter into additional license agreements in the future. YH001 and associated intellectual property have been licensed from Eucure and Biocytogen and envafolimab and associated intellectual property have been licensed from 3D Medicines and Alphamab. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If there is any conflict, dispute, disagreement or issue of non-performance between us and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment or diligence obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our and our partners’ ability to utilize the affected intellectual property in our drug development efforts, and our ability to enter into collaboration or marketing agreements for a product candidate, may be adversely affected.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.*

Third party payors, whether domestic or foreign, or governmental or commercial, and governments are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in the United States. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (Tax Act) includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the IRA), into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative changes to the statute will remain in effect until 2032 unless additional Congressional action is taken. In January 2013, former U.S. President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Risks Related to Our Business and Industry

If we fail to develop, acquire or in-license other product candidates or products, our business and prospects will be limited.*

We do not have internal new drug discovery capabilities or a technology platform with which to develop novel product candidates. Unless we develop or acquire these capabilities or a technology platform, our only means of expanding our product pipeline will be to acquire or in-license product candidates that complement or augment our current targets, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. In addition, part of our corporate strategy is to leverage our existing internal clinical development and regulatory capabilities by entering into collaborations where we conduct development activities related to third party product candidates in exchange for commercialization and payment rights, such as our collaborations with Eucure and Biocytogen with respect to YH001 and 3D Medicines and Alphamab with respect to envafolimab. Identifying, selecting and acquiring or licensing promising product candidates requires substantial technical, financial and human resources. Efforts to do so may not result in the actual development, acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. With respect to envafolimab, 3D Medicines and Alphamab retain certain rights to reacquire the rights for sarcoma in North America in connection with an arm’s length sale to a third party of the rights to develop and commercialize envafolimab in North America for all indications. While we and 3D Medicines and Alphamab must negotiate in good faith and agree to fair compensation be paid to us for the value of and opportunity represented by the reacquired rights, we cannot guarantee that any compensation paid to us would adequately cover our investments in the program, the present value of the rights to us or our opportunity costs as a result of having advanced the program prior to reacquisition. Also, in the event that envafolimab is first approved in North America for sarcoma and within three years of the commercial launch of envafolimab in North America for sarcoma 3D Medicines and Alphamab replace us as the party responsible for commercialization, and we do not co-market envafolimab for sarcoma in North America, then 3D Medicine and Alphamab will be required to compensate us for our costs associated with preparing for and conducting commercial activities. However, we may not be able to agree with 3D Medicines and Alphamab on adequate compensation and cannot guarantee that any agreed-upon compensation would adequately cover our investments in commercializing envafolimab in North America or our lost opportunity costs in pursuing commercialization. If we are unable to retain existing product candidates and add additional product candidates to our pipeline, we may not be able to execute on an important part of our business strategy and our long-term business and prospects will be limited.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, imposes certain regulatory and contractual requirements on covered entities, and their business associates and subcontractors that create, receive, maintain or transmit individually identifiable health information for or on their behalf, as well as their covered subcontractors, regarding the privacy, security and transmission of individually identifiable health information;
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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), modified certain provisions of the Tax Act and the recently enacted IRA, includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the IRA or any newly enacted federal tax legislation. The impact of such legislation and any future changes in tax laws on holders of our common stock is also uncertain and could be adverse.

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

Recruiting and retaining other qualified employees for our business, including scientific, quality assurance and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue, making recruitment and retention competitive. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignation.” As a result, competition for skilled personnel is intense, particularly in the San Diego, California area, and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. The inability to recruit or loss of the services of any executive or key employee could impede the progress of our development and strategic objectives. In response to competition, rising inflation rates and labor shortages, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count and cause dilution to existing stockholders.

Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic and geopolitical developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including the ongoing COVID-19 pandemic, material shortages and related supply chain challenges, recent and potential future bank failures, geopolitical developments such as the conflict between Ukraine and Russia, and higher inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.

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
•
the impact of macroeconomic and geopolitical events, such as general political, health and economic conditions, including recent and potential future bank failures, the COVID-19 pandemic, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets on our business;
•
sales of our common stock by us or our stockholders in the future, in particular any sales by significant stockholders or our affiliates; and
•
trading volume of our common stock.

In addition, the stock market in general, and the Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2022 through May 5, 2023, the closing price of our common stock has ranged between $0.69 and $3.00 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

If we fail to continue to meet all applicable listing requirements, our common stock may be delisted from the Nasdaq Capital Market, which could have an adverse impact on the liquidity and market price of our common stock.*

Our common stock is currently listed on the Nasdaq Capital Market, which has qualitative and quantitative listing criteria. If we are unable to meet all of the Nasdaq continued listing requirements and at least one of the Nasdaq continued listing standards in the future, including if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days (the Minimum Bid Price Requirement), or if we are unable to maintain at least $2.5 million in stockholders’ equity or a market capitalization of at least $35 million, Nasdaq could determine to delist our common stock. For example, on December 30, 2022, we received a letter from the Nasdaq Stock Market LLC (Nasdaq) notifying us that for 30 consecutive business days prior to the date of such letter, the market value of our common stock was less than $35.0 million, which did not meet the requirement for continued listing on the Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(b)(2) (the Market Value Rule). On January 20, 2023, Nasdaq notified us that we had regained compliance with the Market Value Rule because the market value of our common stock was $35.0 million or greater for the ten consecutive business days from January 5, 2023 to January 19, 2023. Also, as of May 5, 2023, the closing price of our common stock was $0.72. If the price of our common stock closes below $1.00 for 30 consecutive business days, we would receive notice from Nasdaq that we are not in compliance with the Minimum Bid Price Requirement.

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

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) impose strict requirements for processing personal data.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to interruptions to our operations such as our clinical trials; regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of equity securities during the period covered by this report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by us.

Purchases of Equity Securities by the Issue and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Entry into a Material Definitive Agreement

The following disclosure is provided in this Part II, Item 5 in lieu of disclosure under Item 1.01 of Form 8-K.

On May 8, 2023, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), each dated as of May 8, 2023, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $26.0 million of the our common stock, par value 0.001 per share ( “Common Stock”), subject to certain limitations and satisfaction of the conditions set forth in the Purchase Agreement, from time to time and at our sole discretion during the term of the Purchase Agreement.

Upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $26.0 million of our Common Stock. Such sales of Common Stock by us, if any, will be subject to certain limitations set forth in the Purchase Agreement, and may occur from time to time, at our sole discretion, over a period of up to 36-months commencing on the date that each of the conditions to Lincoln Park’s purchase obligations set forth in the Purchase Agreement have initially been satisfied, including that a registration statement registering under the Securities Act the resale by Lincoln Park of shares of Common Stock that have been and may be issued by us to Lincoln Park under the Purchase Agreement, which we agreed to file with respect to a certain amount of shares of Common Stock with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement not later than 10 business days after the date of execution of the Purchase Agreement and the Registration Rights Agreement, is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC (the date on which all of such conditions are satisfied, the “Commencement Date”).

On the Commencement Date, we may, by written notice delivered by us to Lincoln Park, direct Lincoln Park to purchase shares of Common Stock (the “Initial Purchase”); provided, however, that the dollar amount of Lincoln Park’s maximum purchase commitment under the Initial Purchase may not exceed $1.0 million. The purchase price per share for the Initial Purchase will be equal to the lesser of (i) the lowest sale price for Common Stock on The Nasdaq Capital Market on the business day immediately preceding the Commencement Date and (ii) the average of the 10 closing sale prices of the Common Stock on The Nasdaq Capital Market during the 10 consecutive business days prior to the Commencement Date.

From and after the first business day following the Commencement Date, we may from time to time, on any business day selected by us on which the closing sale price per share of Common Stock as reported on The Nasdaq Capital Market is not less than the “floor price” threshold set forth in the Purchase Agreement (each such business day, a “purchase date”), by written notice delivered by us to Lincoln Park, direct Lincoln Park to purchase up to 125,000 shares of Common Stock on such purchase date, at a purchase price per share that will be determined and fixed in accordance with the Purchase Agreement at the time we deliver such written notice to Lincoln Park (each, a “regular purchase”). The maximum number of shares we may sell to Lincoln Park in a regular purchase may be increased by certain amounts to up to 175,000 shares, with the applicable maximum share limit determined by whether the closing sale price per share of Common Stock as reported on The Nasdaq Capital Market on the applicable purchase date for such regular purchase equals or exceeds certain minimum price thresholds set forth in the Purchase Agreement, in each case, subject to adjustment for any recapitalization, non-cash dividend, forward or reverse stock split or other similar transactions as provided in the Purchase Agreement; provided, however, that the dollar amount of Lincoln Park’s maximum purchase commitment in any single regular purchase may not exceed $1.0 million. The purchase price per share of Common Stock sold by us to Lincoln Park in each such regular purchase, if any, will be based on the market prices of the Common Stock over a certain period ending immediately prior to the time of sale calculated in accordance with the pricing terms for a regular purchase set forth in the Purchase Agreement.

In addition to regular purchases, provided that we have directed Lincoln Park to purchase the maximum amount of shares that we are then able to sell to Lincoln Park in a regular purchase, we may, in our sole discretion, also direct Lincoln Park to purchase additional shares of Common Stock in “accelerated purchases,” and “additional accelerated purchases” as set forth in the Purchase Agreement. The purchase price per share of Common Stock sold in each such accelerated purchase and additional accelerated purchase, if any, will be based on the market prices of the Common Stock over a certain period during regular trading hours on the applicable purchase date for such accelerated purchase and such additional accelerated purchase, respectively, calculated in accordance with the pricing terms for an accelerated purchase and an additional accelerated purchase, as applicable, set forth in the Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock in any purchase under the Purchase Agreement.

We will control the timing and amount of any sales of Common Stock to Lincoln Park pursuant to the Purchase Agreement. Lincoln Park has no right to require us to sell any shares of Common Stock to Lincoln Park, but Lincoln Park is obligated to make purchases as we direct, subject to certain conditions set forth in the Purchase Agreement. Actual sales of shares of Common Stock to Lincoln Park will depend on a variety of factors to be determined by us from time to time, including, among others, general market conditions, the trading prices for our Common Stock at or prior to the time of sale and determinations by us as to the appropriate sources of funding for us and our operations.

In accordance with applicable Nasdaq listing rules, the aggregate number of shares of Common Stock that we may issue to Lincoln Park under the Purchase Agreement cannot exceed 4,809,486 shares (subject to adjustment for any recapitalization, non-cash dividend, forward or reverse stock split or other similar transactions), which number of shares equals 19.99% of the shares of Common Stock issued and outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) we first obtain stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq listing rules, or (ii) at the time we have issued shares of Common Stock equal to the Exchange Cap and at all times thereafter, the average price per share of Common Stock for all shares of Common Stock sold by us to Lincoln Park under the Purchase Agreement equals or exceeds $0.8225 per share (representing the lower of the official closing price of the Common Stock on Nasdaq on the trading day immediately preceding the date of the Purchase Agreement and the average official closing price of the Common Stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the Purchase Agreement, as adjusted pursuant to applicable Nasdaq rules), such that the Exchange Cap limitation would no longer apply to issuances and sales of Common Stock by us to Lincoln Park under the Purchase Agreement under applicable Nasdaq listing rules.

The Purchase Agreement also prohibits us from directing Lincoln Park to purchase any shares of Common Stock if those shares, when aggregated with all other shares of Common Stock then beneficially owned by Lincoln Park (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder), would result in Lincoln Park beneficially owning more than 9.99% of the issued and outstanding shares of Common Stock.

There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement, except we are prohibited (with certain specified exceptions set forth in the Purchase Agreement), during the term of the Purchase Agreement, from effecting or entering into an agreement to effect an “equity line of credit” or other substantially similar equity line of credit offering in which we may offer, issue or sell, and the purchaser is irrevocably bound to purchase, Common Stock or securities convertible or exercisable into Common Stock at a future determined price. Lincoln Park has agreed not to engage in or effect, directly or indirectly, for its own principal account or for the principal account of any of its affiliates, any short sales of the Common Stock or hedging transaction that establishes a net short position in the Common Stock during the term of the Purchase Agreement.

As consideration for Lincoln Park’s commitment to purchase shares of Common Stock at our direction, from time to time during the term of the Purchase Agreement, upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, we issued 599,216 shares of Common Stock to Lincoln Park as a commitment fee (such shares, the “Commitment Shares”) on May 8, 2023.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. We have the right to terminate the Purchase Agreement at any time with one business day’s prior written notice to Lincoln Park, at no cost or penalty. During any “Event of Default” under the Purchase Agreement, Lincoln Park does not have the right to terminate the Purchase Agreement; however, we may not deliver to Lincoln Park any purchase notice for a regular purchase, an accelerated purchase or an additional accelerated purchase of Common Stock, until such Event of Default is cured.

The foregoing descriptions of the Purchase Agreement and the Registration Rights Agreement are qualified in their entirety by reference to the full text of such agreements, copies of which are attached to this Quarterly Report on Form 10-Q as Exhibits 10.5 and 4.14, respectively, and each of which is incorporated into this Part II, Item 5 in its entirety by reference. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

This Part II, Item 5 shall not constitute an offer to sell or a solicitation of an offer to buy any shares of common stock in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or other jurisdiction.

Unregistered Sales of Equity Securities

The following disclosure is provided in this Part II, Item 5 in lieu of disclosure under Item 3.02 of Form 8-K.

To the extent required by Item 3.02 of Form 8-K, the information contained under the heading “Entry into a Material Definitive Agreement” in this Part II, Item 5 is incorporated herein by reference.

In the Purchase Agreement, Lincoln Park represented to us, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a)(3) of Regulation D under the Securities Act). The securities referred to in this current report on Form 8-K are being issued and sold by us to Lincoln Park under the Purchase Agreement in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D thereunder.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TRACON Pharmaceuticals, Inc.

3.3(8)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended, of TRACON Pharmaceuticals, Inc.

3.4(1)	Amended and Restated Bylaws.

4.1(3)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Form of Pre-Funded Warrant dated March 27, 2018 (attached as Exhibit B-1 to the Securities Purchase Agreement).

4.3(4)	Form of Common Warrant dated March 27, 2018 (attached as Exhibit B-2 to the Securities Purchase Agreement).

4.4(5)	Form of Pre-Funded Warrant dated June 21, 2022.

4.5(5)	Form of Amended and Restated Pre-Funded Warrant 2 dated June 21, 2022.

4.6(5)	Form of Amended and Restated Pre-Funded Warrant 3 dated June 21, 2022.

4.7(3)	Warrant to Purchase Stock issued to Silicon Valley Bank on November 14, 2013.

4.8(3)	Warrant to Purchase Stock issued to Silicon Valley Bank on June 4, 2014.

4.9(3)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 13, 2015.

4.10(9)	Warrant to Purchase Stock issued to Silicon Valley Bank on January 25, 2017.

4.11(10)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 3, 2018.

4.12(6)	Form of Warrant to Purchase Common Stock dated September 2, 2022.

4.13(7)	Form of Pre-Funded Warrant to Purchase Common Stock dated March 10, 2023 (attached as Exhibit B to Securities Purchase Agreement dated March 9, 2023.

4.14	Registration Rights Agreement, dated May 8, 2023, by and between the Registrant and Lincoln Park Capital Fund, LLC.

10.1	Second Amendment to Loan and Security Agreement, effective as of March 31, 2023, by and between the Registrant and Runway Growth Finance Corp.

10.2	Third Amendment to Loan and Security Agreement, effective as of April 15, 2023, by and between the Registrant and Runway Growth Finance Corp.

10.3+	Summary of Management Bonus Arrangement.

10.4(7)	Securities Purchase Agreement, dated March 9, 2023, by and between the Registrant and the purchaser listed on Exhibit A thereto.

10.5	Securities Purchase Agreement, dated May 8, 2023, by and between the Registrant and Lincoln Park Capital Fund, LLC.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit Number	Description of Document

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

+	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 9, 2020.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 23, 2018.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 21, 2022.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 6, 2022.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 9, 2023.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 20, 2023.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 10, 2018.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: May 10, 2023	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	/s/ Scott B. Brown, CPA
Scott B. Brown, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)