Form 10-Q
period 2023-06-30
Tracon Pharmaceuticals, Inc.
filed 2023-08-14
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

The number of outstanding shares of the registrant’s common stock as of August 11, 2023 was 30,699,945.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,735	$17,433
Collaboration receivable	9,000	—
Prepaid and other assets	256	795
Total current assets	10,991	18,228
Property and equipment, net	44	51
Restricted cash	139	67
Other assets	1,016	1,123
Total assets	$12,190	$19,469
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$16,211	$11,107
Accrued compensation and related expenses	1,031	1,457
Arbitration financing payable	9,831	—
Long-term debt, current portion	—	9,807
Total current liabilities	27,073	22,371
Other long-term liabilities	856	969
Arbitration financing payable	—	3,280
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at June 30, 2023 and December 31, 2022; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 60,000,000 and 40,000,000 at June 30, 2023 and December 31, 2022, respectively; issued and outstanding shares — 26,629,593 and 23,125,250 at June 30, 2023 and December 31, 2022, respectively	27	23
Additional paid-in capital	235,935	229,737
Accumulated deficit	(251,701)	(236,911)
Total stockholders’ deficit	(15,739)	(7,151)
Total liabilities and stockholders’ deficit	$12,190	$19,469

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Collaboration revenue	$9,000	$—	$9,000	$—
Operating expenses:
Research and development	3,488	2,923	8,457	5,916
General and administrative	1,916	3,316	4,260	9,769
Arbitration success fees	4,375	—	4,375	—
Total operating expenses	9,779	6,239	17,092	15,685
Loss from operations	(779)	(6,239)	(8,092)	(15,685)
Other income (expense):
Interest (expense) income, net	(5,507)	8	(6,695)	(18)
Other income (expense), net	—	1	(3)	—
Total other (expense) income	(5,507)	9	(6,698)	(18)
Net loss	$(6,286)	$(6,230)	$(14,790)	$(15,703)

Net loss per share, basic and diluted	$(0.20)	$(0.31)	$(0.54)	$(0.79)
Weighted-average shares outstanding, basic and diluted	30,771,381	20,268,220	27,256,308	19,940,424

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2022	23,125,250	$23	$229,737	$(236,911)	$(7,151)
Stock-based compensation expense	—	—	484	—	484
Issuance of common stock and warrants, net of offering costs	902,641	1	4,098	—	4,099
Net loss	—	—	—	(8,504)	(8,504)
Balance at March 31, 2023	24,027,891	24	234,319	(245,415)	(11,072)
Stock-based compensation expense	—	—	502	—	502
Issuance of common stock under equity plans	31,569	—	43	—	43
Issuance of common stock, net of offering costs	2,570,133	3	1,071	—	1,074
Net loss	—	—	—	(6,286)	(6,286)
Balance at June 30, 2023	26,629,593	$27	$235,935	$(251,701)	$(15,739)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	19,445,903	$19	$219,471	$(207,776)	$11,714
Stock-based compensation expense	—	—	548	—	548
Issuance of common stock, net of offering costs	10,389	—	—	—	—
Issuance of common stock upon cashless exercise of pre-funded warrants	170,668	1	—	—	1
Net loss	—	—	—	(9,473)	(9,473)
Balance at March 31, 2022	19,626,960	20	220,019	(217,249)	2,790
Stock-based compensation expense	—	—	535	—	535
Issuance of common stock under equity plans	23,461	—	49	—	49
Issuance of common stock and warrants, net of offering costs	1,771,377	1	5,397	—	5,398
Net loss	—	—	—	(6,230)	(6,230)
Balance at June 30, 2022	21,421,798	$21	$226,000	$(223,479)	$2,542

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(14,790)	$(15,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	986	1,083
Depreciation and amortization	7	9
Noncash interest	88	7
Amortization of debt discount	6,656	2
Lease asset amortization and liability accretion, net	12	(12)
Changes in assets and liabilities:
Collaboration receivable	(9,000)	—
Prepaid expenses and other assets	539	288
Accounts payable and accrued expenses	5,074	38
Accrued compensation and related expenses	(426)	(471)
Net cash used in operating activities	(10,854)	(14,759)
Cash flows from investing activities
Purchase of property and equipment	—	(6)
Net cash used in investing activities	—	(6)
Cash flows from financing activities
Repayment of long-term debt	(10,000)	(1,680)
Proceeds from sale of common stock and warrants, net of offering costs	5,185	5,904
Proceeds from issuance of common stock under equity plans	43	49
Net cash (used in) provided by financing activities	(4,772)	4,273
Change in cash, cash equivalents, and restricted cash	(15,626)	(10,492)
Cash, cash equivalents, and restricted cash at beginning of period	17,500	24,072
Cash, cash equivalents, and restricted cash at end of period	$1,874	$13,580

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

Basis of Presentation

As of June 30, 2023, the Company has devoted substantially all its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of June 30, 2023, the Company had an accumulated deficit of $251.7 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At June 30, 2023, the Company had cash and cash equivalents of $1.9 million, of which $0.1 million is classified as restricted cash as it is pledged as collateral for the Company’s obligations under its corporate headquarters facility lease. The Company’s ability to execute its operating plan through 2023 and beyond depends on its ability to obtain additional funding through equity offerings, debt financings, or potential licensing and collaboration arrangements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, business plan, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, management believes that there is substantial doubt about its ability to continue as a going concern for a period of 12 months following the date that these unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through its existing cash and cash equivalents, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. In addition, the Company may fund its losses from operations through the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading in December 2020, as amended in March 2022, pursuant to which the Company may sell, at its option, up to an aggregate of $50.0 million of the Company’s common stock, $44.4 million of which remained available for sale as of June 30, 2023, and the common stock purchase agreement (the LPC Purchase Agreement) the Company entered into with Lincoln Park Capital Fund, LLC (Lincoln Park) in May 2023, pursuant to which the Company may sell, at its option, up to an aggregate of $26.0 million of the Company’s common stock, $25.0 million of which remained available for sale as of June 30, 2023. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. As a result of adverse macroeconomic and geopolitical developments, such as the ongoing military conflict between Ukraine and Russia, recent and potential future bank failures, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate in the future, it may make any additional debt or equity financing more difficult, more costly, and more dilutive. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans, which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, included in its Annual Report on Form 10-K filed with the SEC on March 8, 2023.

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

Revenue Recognition

To date, substantially all the Company’s revenue has been derived from license and collaboration agreements. The terms of these arrangements included payments to the Company for the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products. In accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606), the Company performs the following five steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of these agreements: (i) identification of the contract(s) with a customer; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer. Once a contract is determined to be within the scope of ASC 606, at contract inception the Company assesses the goods or services promised within the contract to determine those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

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

The Company’s objective is to reflect the appropriate trial expenses in its unaudited condensed consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2023 and 2022, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share for those periods because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	June 30,
	2023	2022
Warrants to purchase common stock	1,534,261	6,837,032
Common stock options	3,121,152	2,246,310
ESPP shares	68,028	1,040
	4,723,441	9,084,382

2.
Financial Instruments and Fair Value Measurements

Cash equivalents, which are classified as equity securities, and restricted cash, consisted of the following (in thousands):

	June 30, 2023				December 31, 2022
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$1,425	$—	$—	$1,425	$10,150	$—	$—	$10,150

Classified as:
Cash equivalents				$1,286				$10,083
Restricted cash				139				67
Total cash equivalents and restricted cash				$1,425				$10,150

At June 30, 2023 and December 31, 2022, the Company had no investments.

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

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2023
Money market funds	$1,425	$—	$1,425	$—

At December 31, 2022
Money market funds	$10,150	$—	$10,150	$—

3.
Long-Term Debt

Arbitration Financing Investment Agreement

In December 2022, the Company entered into a non-recourse financing agreement (the Investment Agreement) with certain investors (collectively, the Investors) pursuant to which the Investors will pay the Company a maximum aggregate amount (Maximum Capital) equal to $30.0 million or a lesser amount based on the amount awarded (Arbitration Award), if any, to the Company in connection with its ongoing arbitration proceeding (the Arbitration) with I-Mab Biopharma (I-Mab). Of the Maximum Capital, (i) $3.5 million (Initial Capital) was paid to the Company shortly after execution, (ii) 25% was to be paid to the Company within 15 business days of issuance of an Arbitration Award, subject to the Arbitration Award size exceeding a prespecified threshold and satisfaction of other conditions set forth in the Investment Agreement, and (iii) the remainder was to be paid to the Company in tranches over a multi-year period, subject to the issuance of an Arbitration Award and the Arbitration Award size exceeding a prespecified threshold and satisfaction of other conditions set forth in the Investment Agreement. In connection with the execution of the Investment Agreement and funding of the Initial Capital amount, the Company paid a closing fee in the amount of 2%. In April 2023, the Company received notification of the Arbitration Award resulting from the Arbitration. As the Arbitration Award did not exceed the prespecified thresholds under the Investment Agreement, the Company will not receive any additional funds under the Investment Agreement such that, as of date of the Arbitration Award, the Maximum Capital is equal to the Initial Capital.

Subject to and contingent on the Company’s actual recovery of proceeds from an Arbitration Award or any contemporaneously resolved settlements with I-Mab and following the payment of applicable attorney’s fees (the Proceeds), the Company shall pay the Investors an amount (Repayment Amount) equal to the sum of (i) all amounts paid by the Investors to or on behalf of the Company pursuant to the Investment Agreement, plus (ii) a low sub-single digit to low single digit multiple calculated on each tranche of Maximum Capital actually paid by the Investors to or on behalf of the Company with the applicable multiple being based on the timing of payment from the Company and whether certain events relating to the Arbitration occur, plus (iii) a mid-teen percentage annual rate of return on the amounts set forth in clauses (i) and (ii) that begins to accrue if the amounts are not paid by the Company to the Investors within a multi-month period specified in the Investment Agreement. If the amount of Proceeds are less than the Repayment Amount, then the Company shall only be required to pay to the Investors the Proceeds recovered (other than in circumstances in which the Company accepts a settlement offer that resolves the Arbitration for an amount less than the Repayment Amount without the prior written consent of the Investors), and in the circumstance in which there are no Proceeds then the Company shall not be required to pay the Investors any Repayment Amounts and the Investors shall have no right of recourse or right of action against the Company.

The Investment Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of representations or covenants and a bankruptcy default. The Investment Agreement also contains customary covenants that require the Company to, among other things, (i) use commercially reasonable efforts to pursue its claims in connection with the Arbitration and recover amounts awarded to it in connection with an Arbitration Award, (ii) pay costs and expenses in connection with enforcing an Arbitration Award, (iii) keep the Investors informed regarding the Arbitration and its collection and enforcement efforts and (iv) not incur liens (other than permitted liens) on or transfer any portion of its assets related to its claims in connection with the Arbitration, any Arbitration Award, the Proceeds and related assets.

If the Company fails to pay amounts owed to the Investors when due, such overdue amounts bear interest at a default rate set forth in the Investment Agreement. Upon certain remedy events, including the Company’s breach of the Investment Agreement, the Investors may exercise all of their rights and remedies as set forth in the Investment Agreement and under applicable law, including, without limitation, termination of their obligations to pay additional amounts under the Investment Agreement. Pursuant to the Investment Agreement, the Company will also grant to the Investors a security interest in its interest in its claims in connection with the Arbitration, any Arbitration Award, the Proceeds and related assets (Specific Collateral), as further described in the Investment Agreement, as security for the payment of the Company’s obligations under the Investment Agreement.

In December 2022, the Investors funded the Initial Capital amount of $3.5 million which was recorded as arbitration financing payable on the unaudited condensed consolidated balance sheets. The carrying amount of the arbitration financing payable recorded on the unaudited condensed consolidated balance sheets is net of debt discount, including the Initial Capital closing fee, which is being amortized over the estimated term of the agreement using the effective interest method. Pursuant to the terms of the Investment Agreement, repayment of all capital amounts funded under the Investment Agreement, including the Initial Capital, and the amount owed was contingent upon the Company’s actual recovery of proceeds from an Arbitration Award, which occurred in July 2023 (see Note 7 – Subsequent Events for additional information). Accordingly, as of June 30, 2023, the Company determined an effective interest rate and term over which the related debt discount is being amortized based on the known timing of collection of the proceeds from the Arbitration Award resulting in $5.5 million and $6.6 million of noncash interest being recognized during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, the arbitration financing payable was classified as a short-term liability as it was paid in full in July 2023.

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

As of December 31, 2022, long-term debt and unamortized debt discount balances associated with the RGC Loan Agreement were as follows (in thousands):

December 31,
2022
Long-term debt	$10,000
Less debt discount, net of current portion	—
Long-term debt, net of debt discount	10,000
Less current portion of long-term debt	(10,000)
Long-term debt, net of current portion	$—
Current portion of long-term debt	$10,000
Current portion of debt discount	(193)
Current portion of long-term debt, net	$9,807

No future principal and interest payments, including a final payment, were owed under the RGC Loan Agreement as of June 30, 2023.

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

At June 30, 2023, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
May 3, 2025	5,363	$26.10
	13,906

4.
Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each license agreement is generally cancelable by the Company, given appropriate prior written notice. At June 30, 2023, potential future milestone payments under these agreements totaled an aggregate of $9.6 million.

Loss Contingencies

The Company accounts for contingent liabilities in accordance with ASC Topic 450, Contingencies. This guidance requires management to assess potential contingent liabilities that may exist as of the date of the financial statements to determine the probability and amount of loss that may have occurred, which inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. For loss contingencies considered remote, no accrual or disclosures are generally made.

Arbitration, similar to litigation, is inherently unpredictable and unfavorable results could occur. As a result, assessing related contingencies is highly subjective and requires judgment about future events. The claims under the I-Mab arbitration were complex and accordingly, the Company was unable to previously predict the outcome of the arbitration and to estimate the amount of recovery or damages, if any, that would be awarded and ultimately collected.

In connection with the I-Mab arbitration, the Company entered into a contingency fee arrangement with its legal counsels whereby counsels agreed to defer a portion of their legal fees (Success Fees) and would receive payment of the Success Fees in full or at a low single digit multiple depending on the amount awarded and contingent upon actual recovery of proceeds from an Arbitration Award. In the event in which there is no recovery of proceeds from an Arbitration Award, the Company would not be required to pay the Success Fees. The Company evaluated the potential loss contingency as of June 30, 2023 and has established a loss contingency accrual for the Success Fees as it concluded the liability was both probable and estimable as of the reporting date as the Arbitration Award was collected in July 2023. The loss contingency accrual has been included within arbitration success fees and accrued expenses within the accompanying unaudited condensed consolidated statements of operations and balance sheet, respectively. The $4.4 million of Success Fees is currently in dispute and will be recognized as a change in estimate in the consolidated financial statements once settled.

Gain Contingencies

Under ASC 450, Contingencies, the recognition of a gain contingency occurs at the earlier of when the gain has been realized or the gain is realizable. Due to the uncertainty of collection as of the reporting date, the gain contingency associated with the Arbitration Award announced in April 2023, which consists of the full awarded amount less the $9.0 million termination fee recognized as collaboration revenue, was not recognized as it had not been realized or realizable as of June 30, 2023. The Company will recognize the gain contingency in the period in which it is realized or realizable, which is ultimately when settled which occurred in July 2023 upon collection of the Arbitration Award (see Note 7 – Subsequent Events for additional information).

5.
Stockholders’ Deficit

Lincoln Park Common Stock Purchase Agreement

In May 2023, the Company and Lincoln Park entered into the LPC Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park is committed to purchase up to an aggregate of $26.0 million of the Company's shares of common stock from time to time and at the Company’s sole discretion over the term of the LPC Purchase Agreement, $25.0 million of which remains available for sale as of June 30, 2023. In consideration for entering into the LPC Purchase Agreement, concurrently with the execution of the LPC Purchase Agreement, the Company issued to Lincoln Park 599,216 shares of its common stock as a commitment fee. Concurrently with entering into the LPC Purchase Agreement, the Company also entered into a Registration Rights Agreement in which the Company agreed to file one or more registration statements as permissible and necessary to register under the Securities Act for resale of the shares of its common stock that may be issued to Lincoln Park under the LPC Purchase Agreement, which occurred on May 31, 2023. On May 31, 2023, the Company also issued and sold 1,735,207 shares (the Initial Purchase Shares) of the Company’s common stock to Lincoln Park pursuant to the LPC Purchase Agreement at a purchase price of $0.5763 per Initial Purchase Share resulting in net proceeds of $1.0 million.

Sale of Common Stock and Pre-Funded Warrants

In March 2023, the Company issued and sold 174,508 shares of its common stock at a purchase price of $1.38 per share and pre-funded warrants to purchase 2,013,999 shares of its common stock at a purchase price of $1.37 per share of underlying common stock with an exercise price of $0.01 per share of underlying common stock (the 2023 Pre-Funded Warrants) for net proceeds of approximately $3.0 million in a private placement (the Private Placement) with an accredited institutional healthcare-focused fund. In accordance with their terms, the 2023 Pre-Funded Warrants may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such exercise, unless approval by the Company's stockholders is obtained as required under the Nasdaq listing standards, including Nasdaq Listing Rules 5635(b) and (d). At the Company's 2023 Annual Meeting held on April 19, 2023, stockholder approval, in accordance with applicable rules of the Nasdaq Stock Market, was obtained for the issuance of shares of common stock upon the potential future exercise of certain outstanding warrants held by this accredited institutional healthcare-focused fund, including the 2023 Pre-Funded Warrants, that would result in it and its affiliates owning in excess of 19.99% of the shares of common stock outstanding immediately after giving effect to such exercise. The 2023 Pre-Funded Warrants were recorded as a component of stockholders’ deficit within additional paid-in capital on the unaudited condensed consolidated balance sheets and are considered exercisable for little to no consideration and therefore, included in weighted-average shares outstanding, basic and diluted, as of the 2023 Annual Meeting date.

At-The-Market Issuance Sales Agreement

In December 2020, as amended in March 2022, the Company entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $50.0 million of the Company’s common stock through JonesTrading, as sales agent or principal, $44.4 million of which remains available for sale as of June 30, 2023. Sales of the Company’s common stock made pursuant to the Sales Agreement with JonesTrading, if any, will be made on the Nasdaq Capital Market under the Company’s effective registration statement on Form S-3, subject to limitations on the amount of securities the Company may sell pursuant to its effective registration statement on Form S-3 within any 12-month period, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement.

Equity Plan Activity

During the three and six months ended June 30, 2023, the Company issued no shares of common stock upon the exercise of outstanding stock options, no shares of common stock upon the vesting of restricted stock units, and 31,569 shares of common stock in connection with the employee stock purchase plan (the ESPP). During the year ended December 31, 2022, the Company issued no shares of common stock upon the exercise of outstanding stock options, no shares of common stock upon the vesting of restricted stock units, and 56,261 shares of common stock in connection with the ESPP.

Common Stock Warrants

As of June 30, 2023, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
March 27, 2024	1,369,602	$27.00
May 3, 2025	5,363	$26.10
August 27, 2030	1,889,513	$0.01
August 31, 2030	1,137,454	$0.01
June 21, 2032	2,205,018	$0.01
September 2, 2032	150,753	$1.99
March 10, 2033	2,013,999	$0.01
	8,780,245

During the three and six months ended June 30, 2023, the Company issued no shares of its common stock upon the exercise of warrants. During the three and six months ended June 30, 2022, the Company issued 0 and 170,668 shares of its common stock upon the cashless exercise of 176,554 pre-funded warrants, respectively.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.7%	3.6%	3.5%	1.9%
Expected volatility	92.0%	93.0%	90%	90%
Expected term (in years)	5.5	5.5	6.2	6.2
Expected dividend yield	—%	—%	—%	—%

Stock compensation expense for the ESPP was immaterial for the three and six months ended June 30, 2023 and 2022.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$235	$209	$462	$409
General and administrative	267	326	524	674
	$502	$535	$986	$1,083

6.
Collaborations

I-Mab Collaboration Agreements

In November 2018, the Company and I-Mab entered into separate strategic collaboration and clinical trial agreements (the I-Mab Collaboration Agreements) for the development of programs for multiple immuno-oncology product candidates, including I-Mab’s proprietary CD73 antibody TJ004309 (the TJ004309 Agreement) as well as up to five proprietary bispecific antibodies currently under development by I-Mab (the Bispecific Agreement).

Pursuant to the TJ004309 Agreement, the Company and I-Mab were collaborating on developing the TJ004309 antibody, with the Company bearing the costs of filing an IND and for Phase 1 clinical trials, with the parties sharing costs equally for Phase 2 clinical trials, and with the Company and I-Mab bearing 40% and 60%, respectively, of the costs for pivotal clinical trials. I-Mab was responsible for the cost of certain non-clinical activities, the drug supply of TJ004309, and any reference drugs used in the clinical trials.

The Company would be entitled to receive escalating portions of royalty and non-royalty consideration and a royalty based on net sales if I-Mab licenses TJ004309 in certain territories or commercializes TJ004309, respectively.

The TJ004309 Agreement was terminatable by either party in the event of an uncured material breach by the other party or bankruptcy of the other party, for safety reasons related to TJ004309 or by I-Mab if the Company causes certain delays in completing a Phase 1 clinical trial. In addition, the TJ004309 Agreement was terminatable by I-Mab for any reason within 90 days following the completion of the first Phase 1 clinical trial, in which case the Company would be entitled to a minimum termination fee of $9.0 million, or following the completion of the first Phase 2 clinical trial, in which case the Company would be entitled to a pre-specified termination fee of $15.0 million and either a percentage of non-royalty consideration I-Mab may receive as part of a license to a third party or an additional payment if TJ004309 is approved for marketing outside Greater China before a third-party license is executed, in addition to a double digit percentage of royalty consideration.

As previously disclosed, in June 2020, I-Mab commenced an arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce before an arbitration tribunal seated in New York City (the Tribunal) after the Company invoked contractual dispute resolution provisions asserting that I-Mab had breached its contractual obligations under the TJ004309 Agreement and the Bispecific Agreement. In April 2023, the Company received notification from the Tribunal of the Arbitration Award. The Tribunal found in favor of the Company for certain claims and declared the Phase 1 clinical trial of TJ004309 Agreement “Complete,” as that term is defined in the TJ004309 Agreement as of January 2022. The Arbitration Award included the $9.0 million prespecified termination fee payable by I-Mab under the TJ004309 Agreement, which was collected in July 2023 (see Note 7 – Subsequent Events for additional information).

The Company re-evaluated the transaction price as of the end of the reporting period and concluded the $9.0 million variable consideration associated with the prespecified termination fee was no longer fully constrained as of the date of the financial statements, as it was determined to be probable that a significant reversal would not occur if the Company recognized the variable consideration as revenue in the current period. Accordingly, the Company recognized the $9.0 million as collaboration revenue within the accompanying unaudited condensed consolidated statements of operations for the three month period ended June 30, 2023.

In connection with the resolution of the arbitration, the TJ004309 Agreement and the Bispecific Agreement have been terminated and no further revenue will be recognized associated with these agreements.

7.
Subsequent Events

Arbitration Award

In July 2023, the Company agreed to and collected a settlement of $22.0 million in full satisfaction of the previously announced April 2023 Arbitration Award from I-Mab, which included a $9.0 million prespecified termination fee payable by I-Mab under the TJ004309 Agreement, plus interest, and certain of the Company’s legal fees, costs and disbursements incurred in connection with the arbitration. Net of the repayment of the arbitration financing payable (see Note 3 – Long-Term Debt for additional information) and $4.4 million which is currently held in a client trust account for Success Fees being disputed with the Company’s legal counsel (see Note 4 – Commitments and Contingencies for additional information), the Company collected $7.1 million.

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

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by rapid subcutaneous injection for the treatment of sarcoma in North America. The ENVASARC Phase 2 pivotal trial (the ENVASARC trial) was designed to enroll a total of 160 patients at 600mg of envafolimab, with 80 patients enrolling at 600mg of envafolimab every three weeks in cohort C, and 80 patients enrolling at 600mg of envafolimab every three weeks in combination with Yervoy® at 1mg/kg every three weeks for four doses in cohort D, in the sarcoma subtypes of undifferentiated pleomorphic sarcoma (UPS) and myxofibrosarcoma (MFS). Nine of 80 responses by blinded independent central review (BICR) in either cohort are needed to satisfy the primary objective of the trial which is to statistically exceed the known 4% objective response rate (ORR) of Votrient® (pazopanib), the only U.S. Food and Drug Administration (FDA)-approved treatment for patients with refractory UPS or MFS. Achieving the primary endpoint of exceeding the known 4% ORR could be the basis for accelerated approval of envafolimab by the FDA. The trial will provide at least 86% power to demonstrate the lower bound of the 95% confidence interval is greater than 5% in each cohort, which would be greater than the 4% ORR of Votrient reported in soft tissue sarcoma in its package insert. A poster on the design and endpoints of the ENVASARC trial was presented at the American Society of Clinical Oncology (ASCO) 2023 annual meeting held in June 2023.

In June 2023, the independent data monitoring committee (IDMC) performed an ad hoc review of interim safety and efficacy data from more than 80 patients equally randomized into cohort C of single agent envafolimab or cohort D of envafolimab given in combination with Yervoy. Patients in cohort C who had at least two on study CT scans continued to demonstrate a double-digit ORR assessed by investigator and blinded independent central review. Envafolimab was well tolerated without a single > grade 2 drug related adverse event. The combination of envafolimab with Yervoy did not demonstrate synergy when compared to single agent envafolimab and the Company terminated enrollment in cohort D, which is expected to result in a reduction in trial costs and acceleration of the timeline to final ENVASARC data. A second interim efficacy analysis is planned following the 12-week efficacy scan in the 46th dosed patient in Cohort C, to allow for determination of the preliminary ORR, which we expect in the third quarter of 2023 as the trial has enrolled more than 46 patients in the monotherapy cohort to date. There must be at least three responses among the initial 46 patients enrolled at 600mg to continue enrollment per the futility rule of the trial, which has been exceeded based on currently available data. In December 2022, we announced the IDMC recommended continued accrual as planned in both cohorts at the first planned interim efficacy analysis. The IDMC reviewed interim safety and efficacy data from 18 patients enrolled into each cohort who completed a minimum of 12 weeks of efficacy evaluations (two on-treatment scans). The double-digit ORR assessed by BICR in each cohort exceeded the prespecified futility rule that required at least one response among the initial 18 patients enrolled at 600mg into each cohort. Envafolimab monotherapy (cohort C) and in combination with Yervoy (cohort D) was well tolerated, with only a single related serious adverse event reported in 36 patients.

In September 2022, we announced that the FDA had granted us fast track designation for the development of envafolimab for patients with locally advanced, unresectable or metastatic UPS and MFS who have progressed on one or two prior lines of chemotherapy. We believe we are also eligible to apply for breakthrough therapy designation based on data from the ENVASARC clinical trial. We expect to complete enrollment by the end of 2023, have final response assessment data including duration of response in all patients from the ENVASARC trial in mid-2024, and, assuming positive data, to submit a biologics license application (BLA) to the FDA seeking accelerated approval in 2024. At any time that we reach nine responses in cohort C and meet the endpoint, we expect to discuss the submission process with the FDA.

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

YH001 is an investigational humanized CTLA-4 IgG1 monoclonal antibody that completed dosing in two Phase 1 trials sponsored by Eucure for the treatment of various cancer types. CTLA-4 is a protein expressed on T-cells and expressed at high levels specifically on regulatory T-cells that act as a checkpoint to inhibit effector T-cell immune responses to cancer cells. The CTLA-4 inhibitor Yervoy (ipilimumab) marketed by BMS has been approved as a single agent in melanoma and approved in combination with other therapies in multiple indications including non-small cell lung cancer, renal cell carcinoma (RCC) and microsatellite instability-high (MSI-H) or mismatch repair deficient (dMMR) cancer. Data from the Phase 1 dose escalation trial in Australia of YH001 in combination with the PD-1 antibody, toripalimab, were presented at the American Society of Clinical Oncology 2022 Annual Meeting. YH001 was well tolerated up to 4 mg/kg when combined with toripalimab in the 24 patients as of the December 31, 2021 data cut-off date. The Phase 1 dose escalation trial in China of YH001 as a single agent, recently completed enrollment and determined a recommended Phase 2 dose. We expect data to be presented in the second half of 2023. No CTLA-4 therapy is approved by the FDA for the treatment of soft tissue sarcoma.

In August 2022, we announced that the FDA had cleared the Investigational New Drug (IND) application for the initiation of a Phase 1/2 clinical trial of YH001 dosed in combination with envafolimab and doxorubicin, an approved treatment for soft tissue sarcoma. In December 2022, we initiated dosing in the Phase 1/2 clinical trial to assess the safety and efficacy of the triplet combination of YH001, envafolimab and doxorubicin in the common sarcoma subtypes of leiomyosarcoma and dedifferentiated liposarcoma and of the doublet combination of YH001 and envafolimab in patients with the rare sarcoma subtypes of alveolar soft part sarcoma and chondrosarcoma. Given the recommendation of the IDMC to terminate enrollment in Cohort D of the ENVASARC trial of dosing envafolimab with the CTLA-4 antibody Yervoy, we reviewed safety and efficacy data from more than ten patients who received envafolimab with the CTLA-4 antibody YH001. Following the data review and discussions with principal investigators, we discontinued enrollment in the Phase 1/2 clinical trial of YH001 in combination with envafolimab and doxorubicin. We plan to continue the development of envafolimab with doxorubicin in soft tissue sarcoma in a separate trial and also plan to initiate trials of YH001 as a single agent or in combination with immunotherapies in other tumor types.

TRC102 is a small molecule in clinical development to reverse resistance to specific chemotherapeutics by inhibiting DNA base excision repair (BER). In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and we believe promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy for the treatment of cancer patients. TRC102 has been studied in Phase 1 or Phase 2 trials in mesothelioma patients in combination with the approved chemotherapeutic Alimta® (pemetrexed), in glioblastoma, ovarian cancer, lung and colorectal cancer patients in combination with the approved chemotherapeutic Temodar® (temozolomide) and in lung cancer patients in combination with the approved chemotherapeutics Alimta and cisplatin as well as external beam radiation (i.e., chemoradiation). A poster on the Phase 2 trial of TRC102 with temozolomide (TMZ) in patients with granulosa cell ovarian cancer was presented by investigators at the National Cancer Institute (NCI) at the American Society of Clinical Oncology (ASCO) 2023 annual meeting held in June 2023. The authors concluded that TRC102 combined with TMZ was well tolerated in patients with granulosa cell ovarian cancer (GCOC). Durable disease control was observed in four of eight patients, which the authors considered as promising activity in this heavily pretreated GCOC cohort.

All current TRC102 trials are sponsored and funded by the NCI. We retain global rights to develop and commercialize TRC102 in all indications. In October 2020, we received orphan drug designation (ODD) from the FDA for TRC102 for the treatment of patients with malignant glioma, including glioblastoma. O6-methylguanine DNA methyltransferase (MGMT) deficiency is observed in about one-third of glioblastoma patients, and a prior study of TMZ and TRC102 reported at the Society for Neuro-Oncology in 2018 demonstrated that two MGMT deficient glioblastoma patients had prolonged survival when treated with TMZ and TRC102 after progressing previously on TMZ and radiation therapy. A December 2020 publication in Cancer Cell also demonstrated TMZ and TRC102 were active in MGMT deficient patients with colorectal cancer. Based on these data, we believe a trial in first line glioblastoma patients of TMZ, radiation therapy and TRC102 is warranted and are discussing further development with investigators at this time. In addition, based on data presented at the ASCO 2020 virtual meeting that the combination of chemoradiation and TRC102 produced objective responses in all 15 evaluable patients with advanced localized lung cancer treated in a Phase 1 trial, in January 2022, the NCI initiated a randomized Phase 2 trial of chemoradiation with or without TRC102, followed by consolidative durvalumab treatment. The primary objective is to improve the 56% one-year progression free survival (PFS) rate with current standard of care to 75% with current standard of care plus TRC102. The trial began enrollment in June 2022 and is expected to be complete in 2025.

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

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt. At June 30, 2023, we had cash and cash equivalents totaling $1.9 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease.

We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $14.8 million and $15.7 million for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, we had an accumulated deficit of $251.7 million.

We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our current level of research and development expenses to decrease for the remainder of 2023 due to the termination of enrollment in cohort D of the ENVASARC trial. We will continue to incur research and development expenses as we:

•
complete enrollment of Cohort C of the ENVASARC trial;
•
continue our research and development efforts; and
•
seek regulatory approvals for product candidates that successfully complete clinical trials.

We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more product candidates, which we expect will take a number of years. If we obtain regulatory approval for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, and distribution. Accordingly, we will need to raise substantial additional capital. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts, developments under our collaboration agreements, including whether and when we receive milestone and other potential payments, and the timing and nature of the regulatory approval process for product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources. Debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Further, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. As a result of adverse macroeconomic and geopolitical developments, such as the ongoing military conflict between Ukraine and Russia, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop product candidates.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Third-party research and development expenses:
Envafolimab	$2,139	$1,503	4,233	2,973
YH001	504	48	1,926	69
TRC102	7	17	8	111
TJ004309	11	59	12	246
Total third-party research and development expenses	2,661	1,627	6,179	3,399
Unallocated expenses	827	1,296	2,278	2,517
Total research and development expenses	$3,488	$2,923	$8,457	$5,916

Unallocated expenses consist primarily of our internal personnel and facility related costs.

We expect our current level of research and development expenses to decrease for the remainder of 2023 due to the termination of enrollment in cohort D of the ENVASARC trial.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include legal services, including those previously incurred associated with the TJ004309 Agreement and Bispecific Agreement arbitration, insurance, occupancy costs, accounting services, and the cost of various consultants.

We anticipate that our general and administrative expenses will remain relatively consistent for the remainder of 2023.

Other Income (Expense)

In 2023, other expense primarily consists of interest related to our arbitration financing agreement, which was paid off in full in July 2023. In 2022, other expense primarily consists of interest related to our loan agreements with SVB, which was terminated in June 2022, and RGC, which was terminated in April 2023, offset in part by interest income from our cash equivalents and investing activities.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022	Change
	(in thousands)
Collaboration revenue	$9,000	$—	$9,000
Research and development expenses	3,488	2,923	565
General and administrative expenses	1,916	3,316	(1,400)
Arbitration success fees	4,375	—	4,375
Total other (expense) income	(5,507)	9	(5,516)

Collaboration revenue. Collaboration revenue was $9.0 million for the three months ended June 30, 2023 and was from the termination of the TJ004309 Agreement.

Research and development expenses. Research and development expenses were $3.5 million and $2.9 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $0.6 million was primarily due to the continued enrollment of the ENVASARC trial. We expect our current level of research and development expenses to decrease for the remainder of 2023 due to the termination of enrollment in cohort D of the ENVASARC trial.

General and administrative expenses. General and administrative expenses were $1.9 million and $3.3 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $1.4 million was primarily due to lower legal expenses. We expect general and administrative expenses to remain relatively consistent for the remainder of 2023.

Arbitration success fees. Arbitration success fees were $4.4 million for the three months ended June 30, 2023 and related to our legal fee arrangement with our attorneys from the I-Mab arbitration. The total amount of success fees owed is currently in dispute.

Total other (expense) income. Total other expense was $5.5 million for the three months ended June 30, 2023 and total other income was $9,000 for the three months ended June 30, 2022. The increase of $5.5 million was primarily due to noncash interest related to the arbitration financing agreement, which was paid off in full in July 2023.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022	Change
	(in thousands)
Collaboration revenue	$9,000	$—	$9,000
Research and development expenses	8,457	5,916	2,541
General and administrative expenses	4,260	9,769	(5,509)
Arbitration success fees	4,375	—	4,375
Total other expense	(6,698)	(18)	(6,680)

Collaboration revenue. Collaboration revenue was $9.0 million for the six months ended June 30, 2023 and was from the termination of the TJ004309 Agreement.

Research and development expenses. Research and development expenses were $8.5 million and $5.9 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $2.5 million was primarily due to envafolimab drug product purchased in 2023 for clinical trials and the continued enrollment of the ENVASARC trial. We expect our current level of research and development expenses to decrease for the remainder of 2023 due to the termination of enrollment in cohort D of the ENVASARC trial.

General and administrative expenses. General and administrative expenses were $4.3 million and $9.8 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $5.5 million was primarily due to lower legal expenses. We expect general and administrative expenses to remain relatively consistent for the remainder of 2023.

Arbitration success fees. Arbitration success fees were $4.4 million for the six months ended June 30, 2023 and related to our legal fee arrangement with our attorneys from the I-Mab arbitration. The total amount of success fees owed is currently in dispute.

Total other expense. Total other expense was $6.7 million for the six months ended June 30, 2023 and $18,000 for the six months ended June 30, 2022. The increase of $6.7 million was primarily due to noncash interest related to the arbitration financing agreement, which was paid off in full in July 2023.

Liquidity and Capital Resources

Our sources of cash liquidity include our cash and cash equivalents. We believe that our cash and cash equivalents as of June 30, 2023, with the amount we collected in July 2023 from I-Mab pursuant to the arbitration award announced in April 2023 (Arbitration Award), will be sufficient to fund the current requirements of working capital and other financial commitments, including our arbitration financing and operating lease obligations, into early 2024.

We may fund our future liquidity needs by selling shares of our common stock under our existing Capital on DemandTM sales agreement with JonesTrading Institutional Services LLC (JonesTrading) and our common stock purchase agreement (the LPC Purchase Agreement) with Lincoln Park Capital Fund, LLC (Lincoln Park). In addition, we periodically consider various other financing alternatives, including debt financings, in order to meet our liquidity needs and may, from time to time, seek to take advantage of favorable interest rate environments, if any, or other market conditions.

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2023, we had an accumulated deficit of $251.7 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to decrease for the remainder of 2023 due to the conclusion to terminate enrollment in cohort D of the ENVASARC trial. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Arbitration Award (Pro Forma)

In July 2023, we agreed to a settlement and collected $22.0 million from the previously announced Arbitration Award from I-Mab Biopharma, which included a $9.0 million prespecified termination fee payable by I-Mab under the TJ004309 Agreement, plus interest, and certain of our legal fees, costs and disbursements incurred in connection with the arbitration. The net amount we collected was $7.1 million, with an additional $4.4 million being held in a client trust account for Success Fees we are currently disputing with our attorneys.

The following represents proforma unaudited information as if the collection of the Arbitration Award had occurred and the arbitration Success Fees accrued had been paid as of June 30, 2023. The unaudited proforma information below was derived from our historical unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q as of and the three and six month period ended June 30, 2023 and was prepared for illustrative and informational purposes only. The unaudited proforma information below does not purport to represent what our results of operations or financial position would have been had the Arbitration Award been collected and the Success Fees accrued had been paid as of June 30, 2023, nor does it purport to project our financial condition for any future period or as of any future date. Adjustments consist of those necessary to account for the transaction as if the Arbitration Award was collected and the Success Fees accrued had been paid as of June 30, 2023. The actual financial position and results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of factors, including resolution of the Success Fees in dispute. The unaudited pro forma financial information should be read in conjunction with our financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	As Reported	Proforma
	June 30,	June 30,
	2023	2023
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,735	$8,860
Collaboration receivable	9,000	—
Prepaid and other assets	256	256
Total current assets	10,991	9,116
Property and equipment, net	44	44
Restricted cash	139	139
Other assets	1,016	1,016
Total assets	$12,190	$10,315
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$16,211	$11,836
Accrued compensation and related expenses	1,031	1,031
Arbitration financing payable	9,831	—
Long-term debt, current portion	—	—
Total current liabilities	27,073	12,867
Other long-term liabilities	856	856
Arbitration financing payable	—	—
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	27	27
Additional paid-in capital	235,935	235,935
Accumulated deficit	(251,701)	(239,370)
Total stockholders’ deficit	(15,739)	(3,408)
Total liabilities and stockholders’ deficit	$12,190	$10,315

	As Reported		Proforma
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2023	2023	2023
Collaboration revenue	$9,000	$9,000	$9,000	$9,000
Operating expenses:
Research and development	3,488	8,457	3,488	8,457
General and administrative	1,916	4,260	1,916	4,260
Arbitration success fees	4,375	4,375	4,375	4,375
Total operating expenses	9,779	17,092	9,779	17,092
Loss from operations	(779)	(8,092)	(779)	(8,092)
Other income (expense):
Interest (expense) income, net	(5,507)	(6,695)	(5,507)	(6,695)
Other income (expense), net	—	(3)	—	(3)
Arbitration award	—	—	13,000	13,000
Total other (expense) income	(5,507)	(6,698)	7,493	6,302
Net (loss) income	$(6,286)	$(14,790)	$6,714	$(1,790)

Earnings per common share:
Basic	$(0.20)	$(0.54)	$0.22	$(0.07)
Diluted	$(0.20)	$(0.54)	$0.22	$(0.07)
Weighted-Average Number of Common Shares Outstanding:
Basic	30,771,381	27,256,308	30,771,381	27,256,308
Diluted	30,771,381	27,256,308	30,839,409	27,256,308

Lincoln Park Capital Fund, LLC (Lincoln Park) Common Stock Purchase Agreement

In May 2023, we and Lincoln Park entered into the LPC Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park is committed to purchase up to an aggregate of $26.0 million of shares of our common stock from time to time and our sole discretion over the term of the LPC Purchase Agreement, $25.0 million of which remains available for sale as of June 30, 2023.

Arbitration Financing Investment Agreement

In December 2022, we entered into a non-recourse financing agreement (the Investment Agreement) with certain investors (collectively, the Investors) pursuant to which the Investors agreed to pay us a maximum aggregate amount (Maximum Capital) equal to $30.0 million or a lesser amount based on the Arbitration Award, if any, to us in connection with our arbitration proceeding with I-Mab (the Arbitration). Of the Maximum Capital, $3.5 million (Initial Capital) was paid to us shortly after execution. In April 2023, we received notification of the Arbitration Award resulting from the Arbitration and given the Arbitration Award did not exceed the prespecified thresholds under the Investment Agreement, the Maximum Capital is equal to the Initial Capital.

As of June 30, 2023, the $3.5 million Initial Capital was funded. The arbitration financing arrangement was a non-recourse financing agreement whereby repayment of all capital amounts funded under the Investment Agreement, including the Initial Capital, and the amount owed was contingent upon our actual recovery of proceeds from an Arbitration Award. The amounts under the Arbitration Award were collected in July 2023 and the Initial Capital owed pursuant to the terms of the Investment Agreement was paid in full.

Runway Growth Finance Corp. Loan and Security Agreement

In September 2022, we entered into a loan and security agreement (the RGC Loan Agreement) with Runway Growth Finance Corp. (RGC). The RGC Loan Agreement was a long-term debt facility that provided a term loan commitment in an aggregate principal amount of up to $35.0 million in three tranches: (i) a Term A loan in an aggregate principal amount of $10.0 million, with the full amount funded in a single disbursement on closing of the RGC Loan Agreement and repaid in January 2023 in connection with the Investment Agreement; (ii) a Term B loan in an aggregate principal amount of up to $15.0 million to be funded in one or more disbursements at our request on or prior to June 30, 2024, subject to certain conditions being met; and (iii) a Term C loan in an aggregate principal amount of up to $10.0 million that may be disbursed in a single disbursement in the lender’s sole discretion upon our request at any time from closing of the RGC Loan Agreement through and including December 31, 2024. In December 2022, we and RGC amended the RGC Loan Agreement under which: (i) we repaid all amounts of principal and accrued but unpaid interest in respect of the Term A Loan (as defined in the RGC Loan Agreement) on January 3, 2023 without the obligation for us to pay the final payment fee or the prepayment fee described in the RGC Loan Agreement; (ii) on or before March 31, 2023, at our request, if we have raised at least $25.0 million in net cash proceeds from certain equity or debt transactions (including amounts raised in connection with the Investment Agreement) prior to making such request, RGC will loan to us an aggregate principal amount of $10.0 million, with the full amount funded in a single disbursement; (iii) we will not issue an additional warrant to RGC in connection with the loan, if any, described in clause (ii) above; and (iv) RGC’s security interest in Specific Collateral was subordinated to the arbitration financing Investors’ security interest in the Specific Collateral. If the loan described in clause (ii) above is not made by March 31, 2023, the RGC Loan Agreement will terminate on that date, and we will not be obligated to pay the prepayment fee described in the RGC Loan Agreement but the final payment fee of 4.25% of the aggregate principal amount of the funded term loans as described in the RCG Loan Agreement will become immediately due and payable. All other material terms and conditions of the RGC Loan Agreement remained unchanged. On April 5, 2023, we and RGC amended the RGC Loan Agreement effective March 31, 2023 such that we would have until April 15, 2023 to raise at least $25.0 million in net cash proceeds from certain equity or debt transactions prior to making a request of RGC to redraw an aggregate principal amount of $10.0 million under the RGC Loan Agreement, which RGC may, in its sole and absolute discretion, allow or deny. On April 20, 2023, we and RGC amended the RGC Loan Agreement effective April 15, 2023 to extend the time period described in the foregoing sentence from April 15, 2023 to April 28, 2023. As of March 31, 2023, the total outstanding balance owed under the RGC Loan Agreement was $0. We did not redraw the $10.0 million as of April 28, 2023, resulting in the RGC Loan Agreement terminating and the final payment fee becoming immediately due and payable on that date. As of June 30, 2023, we owe no other amounts under the RGC Loan Agreement.

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

ATM Facility

In December 2020, as amended in March 2022, we entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, $44.4 million of which remains available for sale as of June 30, 2023. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3 subject to limitations on the amount of securities the Company may sell pursuant to its effective registration statement on Form S-3 within any 12 month period, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement.

Operating Lease Obligations

Our operating lease obligations relate to our corporate headquarters in San Diego, California, which expires in April 2027. As of June 30, 2023, future minimum lease payments under this lease were $0.3 million and $0.7 million for each of the next 12 and 24 months, respectively.

Other Obligations

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(10,854)	$(14,759)
Investing activities	—	(6)
Financing activities	(4,772)	4,273
Change in cash, cash equivalents, and restricted cash	$(15,626)	$(10,492)

Operating activities. Net cash used in operating activities was $10.9 million and $14.8 million for the six months ended June 30, 2023 and 2022, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities. Net cash used in investing activities was $0 and $6,000 for the six months ended June 30, 2023 and 2022, respectively.

Financing activities. Net cash used in financing activities was $4.8 million for the six months ended June 30, 2023 and primarily resulted from our repayment of $10.0 million to RGC under the RGC Loan Agreement, as amended, partially offset by $3.0 million in net proceeds from the March 2023 Private Placement and $2.2 million in periodic issuances and sales of our common stock under the LPC Purchase Agreement and Sales Agreement with JonesTrading. Net cash provided by financing activities was $4.3 million for the six months ended June 30, 2022 and primarily resulted from $5.9 million in net proceeds received from the June 2022 Offering and periodic issuances and sales of our common stock under the Sales Agreement with JonesTrading, partially offset by $1.7 million in SVB loan repayments.

Funding Requirements

At June 30, 2023, we had cash and cash equivalents totaling $1.9 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease. We believe that our cash and cash equivalents as of June 30, 2023, with the amount collected in July 2023 from I-Mab pursuant to the Arbitration Award announced in April 2023, will be sufficient to fund the current requirements of working capital and other financial commitments, including our arbitration financing and operating lease obligations, into early 2024. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. These uncertainties raise substantial doubt about our ability to meet our obligations as they become due and continue as a going concern for a period of 12 months following the date that the accompanying unaudited condensed consolidated financial statements were issued.

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
•
the extent to which adverse macroeconomic and geopolitical developments, including as a result of recent and potential future bank failures, delay our clinical development activities or those of our collaborators;
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

Until we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and licensing arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. As a result of adverse macroeconomic and geopolitical developments, such as the ongoing military conflict between Ukraine and Russia, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans or programs which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage biopharmaceutical company with limited operating history. All the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $14.8 million and $15.7 million for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, we had an accumulated deficit of $251.7 million.

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

We will require substantial additional financing to achieve our goals, and failure to obtain additional financing when needed could force us to delay, limit, reduce or terminate our drug development efforts. There is substantial doubt as to our ability to continue as a going concern.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our current level of research and development expenses to decrease for the remainder of 2023 due to the termination of enrollment in cohort D of the ENVASARC trial, however this is based on our current expectations which are subject to change.

At June 30, 2023, we had cash and cash equivalents totaling $1.9 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease. Based upon our current operating plan, we believe that our cash and cash equivalents as of June 30, 2023, with the amount collected in July 2023 from I-Mab pursuant to the Arbitration Award announced in April 2023, will be sufficient to fund the current requirements of working capital and other financial commitments, including our arbitration financing and operating lease obligations, into early 2024. We will need additional funding to complete the development and commercialization of product candidates, including envafolimab and YH001. In addition, in December 2019 we entered into a collaboration and clinical trial agreement with 3D Medicines and Alphamab, and in October 2021 we entered into a collaborative development and commercialization agreement with Eucure and Biocytogen. Under these agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations. We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches. As more fully discussed in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of 12 months following the date these accompanying unaudited condensed consolidated financial statements were issued.

Regardless of our expectations, changing circumstances beyond our control, including the effects of adverse macroeconomic and geopolitical developments, such as the recent and potential future bank failures, rising inflation rates and the ongoing conflict between Ukraine and Russia may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties or we could encounter difficulties obtaining clinical trial material or other supplies that could increase our development costs more than we expect. We will require additional capital prior to completing clinical development, filing for regulatory approval, or commercializing any product candidates.

In December 2020, as amended in March 2022, we entered into a Sales Agreement with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, $44.4 million of which remains available for sale as of June 30, 2023. In May 2023, we and Lincoln Park entered into the LPC Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park is committed to purchase up to an aggregate of $26.0 million of shares of our common stock from time to time and our sole discretion over the term of the LPC Purchase Agreement, $25.0 million of which remains available for sale as of June 30, 2023. While the Sales Agreement and LPC Purchase Agreement provide us with an additional option to raise capital through issuances and sales of our common stock, there can be no guarantee that we will be able to sell shares under the agreements in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading and Lincoln Park are under no obligation to sell any shares of our common stock that we may request to be sold under the agreements from time to time. If sales are made under the Sales Agreement and LPC Purchase Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. As a result of adverse macroeconomic and geopolitical developments, such as recent and potential future bank failures, health epidemics, ongoing military conflict between Ukraine and Russia, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate further, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or commercialization of product candidates or otherwise significantly curtail, or cease, operations. If we are unable to pursue or are forced to delay our planned drug development efforts due to lack of financing, it would have a material adverse effect on our business, financial condition, operating results and prospects.

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

Risks Related to Clinical Development and Regulatory Approval of Product Candidates

If the response rate of envafolimab as a single agent in UPS/MFS is not significantly higher than existing therapies, our strategy of pursuing accelerated approval of envafolimab on ORR as the primary endpoint could delay or prevent the approval of envafolimab in UPS/MFS.*

We are initially developing envafolimab in refractory UPS/MFS, where the PD-(L)1 inhibitors given as single agents demonstrated response rates which were significantly higher than the response rate demonstrated by the approved treatment Votrient or chemotherapy in UPS/MFS. If the response rate of envafolimab as a single agent in UPS/MFS is not significantly higher than Votrient or other chemotherapy, our strategy of pursuing accelerated approval of envafolimab on ORR as the primary endpoint will be unlikely to succeed, which could delay or prevent the approval of envafolimab in UPS/MFS.

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

The ability of the FDA to review and approve proposed clinical trials or new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. More recently, in response to the global COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most foreign and domestic inspections of manufacturing facilities and such delays continued for several months.

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner.

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

The failure of our partners to meet their contractual obligations to us could adversely affect our business.

Our reliance on our partners poses a number of additional risks, including the risk that they may not perform their contractual obligations to us to our standards, in compliance with applicable legal or contractual requirements, in a timely manner or at all; they may not maintain the confidentiality of our proprietary information; and disagreements or disputes could arise that could cause delays in, or termination of, the research, development or commercialization of product candidates or result in litigation or arbitration. For example, as previously disclosed, in June 2020, I-Mab commenced an arbitration proceeding after we invoked contractual dispute resolution provisions asserting that I-Mab had breached its contractual obligations under the two separate strategic collaboration and clinical trial agreements. In April 2023, we received notification from the arbitration tribunal of the final Arbitration Award to us. Any similar litigation, arbitration or adversarial proceedings and further disputes may be similarly prolonged and might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, reputation, overall financial condition and operating results.

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

There has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic and geopolitical developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including the recent COVID-19 pandemic, material shortages and related supply chain challenges, recent and potential future bank failures, geopolitical developments such as the conflict between Ukraine and Russia, and higher inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.

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

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and/or supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers, manufacturers and collaborators, possibly resulting in additional supply disruption for our product candidates and delays to our clinical trials. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. If economic conditions in Europe and other key markets for our business and the business of our suppliers, manufacturers and collaborators remain uncertain or deteriorate further, we could experience adverse effects on our business, financial condition or results of operations.

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
•
the impact of macroeconomic and geopolitical events, such as general political, health and economic conditions, including recent and potential future bank failures, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets on our business;
•
sales of our common stock by us or our stockholders in the future, in particular any sales by significant stockholders or our affiliates; and
•
trading volume of our common stock.

In addition, the stock market in general, and the Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2022 through August 11, 2023, the closing price of our common stock has ranged between $0.27 and $2.06 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

If we fail to continue to meet all applicable listing requirements, our common stock may be delisted from the Nasdaq Capital Market, which could have an adverse impact on the liquidity and market price of our common stock.*

Our common stock is currently listed on the Nasdaq Capital Market, which has qualitative and quantitative listing criteria. If we are unable to meet all of the Nasdaq continued listing requirements and at least one of the Nasdaq continued listing standards in the future, including if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days (the Minimum Bid Price Requirement), or if we are unable to maintain at least $2.5 million in stockholders’ equity or a market capitalization of at least $35 million, Nasdaq could determine to delist our common stock. For example, on June 8, 2023, we received letters (Notices) from the Listing Qualifications staff (the Staff) of the Nasdaq Stock Market LLC (Nasdaq) notifying us that (i) for 30 consecutive business days preceding the date of the Notices, the market value of our common stock was less than $35.0 million, which does not meet the requirement for continued listing on the Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(b)(2) (the Market Value Rule), and (ii) for 30 consecutive business days preceding the date of the Notices, the closing bid price of our common stock was below $1.00 per share, which is the minimum required closing bid price for continued listing on the Nasdaq Capital Market pursuant to Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(C) and Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq has provided us with 180 calendar days, or until December 5, 2023, to regain compliance with the Market Value Rule and the Minimum Bid Price Requirement. If the Company regains compliance with the Market Value Rule and the Minimum Bid Price Requirement, Nasdaq will provide written confirmation to the Company and close the matter. If we fail to satisfy the Nasdaq requirements for continued listing, our common stock may become subject to delisting. If that were to happen, we may not be able to regain compliance. If we cannot regain compliance after any such notice and if our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

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

Purchases of Equity Securities by the Issue and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TRACON Pharmaceuticals, Inc.

3.3(8)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended, of TRACON Pharmaceuticals, Inc.

3.4(1)	Amended and Restated Bylaws.

4.1(3)	Form of Common Stock Certificate of the Registrant.

4.2(4)	Form of Pre-Funded Warrant dated March 27, 2018 (attached as Exhibit B-1 to the Securities Purchase Agreement).

4.3(4)	Form of Common Warrant dated March 27, 2018 (attached as Exhibit B-2 to the Securities Purchase Agreement).

4.4(5)	Form of Pre-Funded Warrant dated June 21, 2022.

4.5(5)	Form of Amended and Restated Pre-Funded Warrant 2 dated June 21, 2022.

4.6(5)	Form of Amended and Restated Pre-Funded Warrant 3 dated June 21, 2022.

4.7(3)	Warrant to Purchase Stock issued to Silicon Valley Bank on November 14, 2013.

4.8(3)	Warrant to Purchase Stock issued to Silicon Valley Bank on June 4, 2014.

4.9(3)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 13, 2015.

4.10(9)	Warrant to Purchase Stock issued to Silicon Valley Bank on January 25, 2017.

4.11(10)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 3, 2018.

4.12(6)	Form of Warrant to Purchase Common Stock dated September 2, 2022.

4.13(7)	Form of Pre-Funded Warrant to Purchase Common Stock dated March 10, 2023 (attached as Exhibit B to Securities Purchase Agreement dated March 9, 2023.

4.14(11)#	Registration Rights Agreement, dated May 8, 2023, by and between the Registrant and Lincoln Park Capital Fund, LLC.

10.1(11)#	Securities Purchase Agreement, dated May 8, 2023, by and between the Registrant and Lincoln Park Capital Fund, LLC.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit Number	Description of Document

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

#

Schedules (or similar attachments, including exhibits) to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 9, 2020.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 23, 2018.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 21, 2022.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 6, 2022.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 9, 2023.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 20, 2023.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 31, 2017.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 10, 2018.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 10, 2023.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: August 14, 2023	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	/s/ Scott B. Brown, CPA
Scott B. Brown, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)