Form 10-Q
period 2023-09-30
Tracon Pharmaceuticals, Inc.
filed 2023-11-09
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

The number of outstanding shares of the registrant’s common stock as of November 3, 2023 was 31,144,335.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,763	$17,433
Prepaid and other assets	577	795
Total current assets	8,340	18,228
Property and equipment, net	40	51
Restricted cash	72	67
Other assets	961	1,123
Total assets	$9,413	$19,469
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$10,622	$11,107
Accrued compensation and related expenses	1,080	1,457
Long-term debt, current portion	—	9,807
Total current liabilities	11,702	22,371
Other long-term liabilities	795	969
Arbitration financing payable	—	3,280
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at September 30, 2023 and December 31, 2022; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 60,000,000 and 40,000,000 at September 30, 2023 and December 31, 2022, respectively; issued and outstanding shares — 31,130,335 and 23,125,250 at September 30, 2023 and December 31, 2022, respectively	31	23
Additional paid-in capital	237,823	229,737
Accumulated deficit	(240,938)	(236,911)
Total stockholders’ deficit	(3,084)	(7,151)
Total liabilities and stockholders’ deficit	$9,413	$19,469

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Collaboration revenue	$—	$—	$9,000	$—
Operating expenses:
Research and development	2,326	4,097	10,783	10,013
General and administrative	1,262	2,280	5,522	12,049
Arbitration success fees	(2,000)	—	2,375	—
Total operating expenses	1,588	6,377	18,680	22,062
Loss from operations	(1,588)	(6,377)	(9,680)	(22,062)
Other income (expense):
Interest expense, net	(646)	(58)	(7,341)	(76)
Other income, net	12,997	—	12,994	—
Total other income (expense)	12,351	(58)	5,653	(76)
Net income (loss)	$10,763	$(6,435)	$(4,027)	$(22,138)

Earnings (Loss) per common share:
Basic	$0.29	$(0.30)	$(0.13)	$(1.08)
Diluted	$0.29	$(0.30)	$(0.13)	$(1.08)
Weighted-average number of common shares outstanding:
Basic	36,770,038	21,469,977	30,462,400	20,455,877
Diluted	36,856,064	21,469,977	30,462,400	20,455,877

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2022	23,125,250	$23	$229,737	$(236,911)	$(7,151)
Stock-based compensation expense	—	—	484	—	484
Issuance of common stock and warrants, net of offering costs	902,641	1	4,098	—	4,099
Net loss	—	—	—	(8,504)	(8,504)
Balance at March 31, 2023	24,027,891	24	234,319	(245,415)	(11,072)
Stock-based compensation expense	—	—	502	—	502
Issuance of common stock under equity plans	31,569	—	43	—	43
Issuance of common stock, net of offering costs	2,570,133	3	1,071	—	1,074
Net loss	—	—	—	(6,286)	(6,286)
Balance at June 30, 2023	26,629,593	27	235,935	(251,701)	(15,739)
Stock-based compensation expense	—	—	493	—	493
Issuance of common stock, net of offering costs	4,500,742	4	1,395	—	1,399
Net income	—	—	—	10,763	10,763
Balance at September 30, 2023	31,130,335	$31	$237,823	$(240,938)	$(3,084)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2021	19,445,903	$19	$219,471	$(207,776)	$11,714
Stock-based compensation expense	—	—	548	—	548
Issuance of common stock, net of offering costs	10,389	—	—	—	—
Issuance of common stock upon cashless exercise of pre-funded warrants	170,668	1	—	—	1
Net loss	—	—	—	(9,473)	(9,473)
Balance at March 31, 2022	19,626,960	20	220,019	(217,249)	2,790
Stock-based compensation expense	—	—	535	—	535
Issuance of common stock under equity plans	23,461	—	49	—	49
Issuance of common stock and warrants, net of offering costs	1,771,377	1	5,397	—	5,398
Net loss	—	—	—	(6,230)	(6,230)
Balance at June 30, 2022	21,421,798	21	226,000	(223,479)	2,542
Stock-based compensation expense	—	—	481	—	481
Issuance of common stock, net of offering costs	328,126	1	517	—	518
Issuance of common stock warrants in connection with debt financing	—	—	259	—	259
Net loss	—	—	—	(6,435)	(6,435)
Balance at September 30, 2022	21,749,924	$22	$227,257	$(229,914)	$(2,635)

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(4,027)	$(22,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,479	1,564
Depreciation and amortization	11	12
Noncash interest	88	17
Amortization of debt discount	7,325	15
Lease asset amortization and liability accretion, net	16	47
Changes in assets and liabilities:
Prepaid expenses and other assets	218	(316)
Accounts payable and accrued expenses	(535)	(538)
Accrued compensation and related expenses	(377)	(249)
Net cash provided by (used in) operating activities	4,198	(21,586)
Cash flows from investing activities
Purchase of property and equipment	—	(13)
Net cash used in investing activities	—	(13)
Cash flows from financing activities
Proceeds from long-term debt	—	9,960
Repayment of long-term debt and arbitration financing payable	(20,500)	(1,680)
Proceeds from sale of common stock and warrants, net of offering costs	6,594	6,410
Proceeds from issuance of common stock under equity plans	43	49
Net cash (used in) provided by financing activities	(13,863)	14,739
Change in cash, cash equivalents, and restricted cash	(9,665)	(6,860)
Cash, cash equivalents, and restricted cash at beginning of period	17,500	24,072
Cash, cash equivalents, and restricted cash at end of period	$7,835	$17,212

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

Basis of Presentation

As of September 30, 2023, the Company has devoted substantially all its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of September 30, 2023, the Company had an accumulated deficit of $240.9 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At September 30, 2023, the Company had cash and cash equivalents of $7.8 million, of which $0.1 million is classified as restricted cash as it is pledged as collateral for the Company’s obligations under its corporate headquarters facility lease. The Company’s ability to execute its operating plan through 2024 and beyond depends on its ability to obtain additional funding through equity offerings, debt financings, or potential licensing and collaboration arrangements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, business plan, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, management believes that there is substantial doubt about its ability to continue as a going concern for a period of 12 months following the date that these unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through its existing cash and cash equivalents, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. In addition, the Company may fund its losses from operations through the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading in December 2020, as amended in March 2022, pursuant to which the Company may sell, at its option, up to an aggregate of $50.0 million of the Company’s common stock, $42.9 million of which remained available for sale as of September 30, 2023, and the common stock purchase agreement (the LPC Purchase Agreement) the Company entered into with Lincoln Park Capital Fund, LLC (Lincoln Park) in May 2023, pursuant to which the Company may sell, at its option, up to an aggregate of $26.0 million of the Company’s common stock, $25.0 million of which remained available for sale as of September 30, 2023. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. As a result of adverse macroeconomic and geopolitical developments, such as the ongoing military conflict between Ukraine and Russia or the recent state of war between Israel and Hamas and the related risk of a larger regional conflict, recent and potential future bank failures, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate in the future, it may make any additional debt or equity financing more difficult, more costly, and more dilutive. Even if the Company raises additional capital, it may also be required to modify, delay or abandon some of its plans, which could have a material adverse effect on the Company’s business, operating results and financial condition, and the Company’s ability to achieve its intended business objectives. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, included in its Annual Report on Form 10-K filed with the SEC on March 8, 2023.

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

The Company’s objective is to reflect the appropriate trial expenses in its unaudited condensed consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and nine months ended September 30, 2023 and 2022, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

For the nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022, there is no difference in the weighted-average number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position. Potentially dilutive securities not included in the calculation of diluted net loss per share for those periods because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	September 30,
	2023	2022
Warrants to purchase common stock	1,534,261	6,987,785
Common stock options	3,121,152	2,246,310
ESPP shares	218,825	16,315
	4,874,238	9,250,410

For the three months ended September 30, 2023, the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS are as follows (in common stock equivalent shares):

Three Months Ended
September 30, 2023
Weighted-average common shares outstanding, basic	36,770,038
Dilutive securities	86,026
Weighted-average common shares outstanding, diluted	36,856,064

Dilutive securities included employee stock purchase plan contributions. Outstanding common stock options and warrants to purchase common stock in the amount of 3,121,152 and 1,534,261, respectively, were excluded from the calculation of diluted EPS under the treasury stock method because to do so would be anti-dilutive.

2.
Financial Instruments and Fair Value Measurements

Cash equivalents, which are classified as equity securities, and restricted cash consisted of the following (in thousands):

	September 30, 2023				December 31, 2022
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$2,300	$—	$—	$2,300	$10,150	$—	$—	$10,150

Classified as:
Cash equivalents				$2,228				$10,083
Restricted cash				72				67
Total cash equivalents and restricted cash				$2,300				$10,150

At September 30, 2023 and December 31, 2022, the Company had no investments.

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

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2023
Money market funds	$2,300	$—	$2,300	$—

At December 31, 2022
Money market funds	$10,150	$—	$10,150	$—

3.
Long-Term Debt

Arbitration Financing Investment Agreement

In December 2022, the Company entered into a non-recourse financing agreement (the Investment Agreement) with certain investors (collectively, the Investors) pursuant to which the Investors agreed to pay the Company a maximum aggregate amount (Maximum Capital) equal to $30.0 million or a lesser amount based on the amount awarded (Arbitration Award), if any, to the Company in connection with its arbitration proceeding (the Arbitration) with I-Mab Biopharma (I-Mab). Of the Maximum Capital, (i) $3.5 million (Initial Capital) was paid to the Company shortly after execution, (ii) 25% was to be paid to the Company within 15 business days of issuance of an Arbitration Award, subject to the Arbitration Award size exceeding a prespecified threshold and satisfaction of other conditions set forth in the Investment Agreement, and (iii) the remainder was to be paid to the Company in tranches over a multi-year period, subject to the issuance of an Arbitration Award and the Arbitration Award size exceeding a prespecified threshold and satisfaction of other conditions set forth in the Investment Agreement. In connection with the execution of the Investment Agreement and funding of the Initial Capital amount, the Company paid a closing fee in the amount of 2%. In April 2023, the Company received notification of the Arbitration Award resulting from the Arbitration. As the Arbitration Award did not exceed the prespecified thresholds under the Investment Agreement, the Company will not receive any additional funds under the Investment Agreement such that, as of date of the Arbitration Award, the Maximum Capital is equal to the Initial Capital.

Subject to and contingent on the Company’s actual recovery of proceeds from an Arbitration Award or any contemporaneously resolved settlements with I-Mab and following the payment of applicable attorney’s fees (the Proceeds), the Company was required to pay the Investors an amount (Repayment Amount) equal to the sum of (i) all amounts paid by the Investors to or on behalf of the Company pursuant to the Investment Agreement, plus (ii) a low sub-single digit to low single digit multiple calculated on each tranche of Maximum Capital actually paid by the Investors to or on behalf of the Company with the applicable multiple being based on the timing of payment from the Company and whether certain events relating to the Arbitration occurred, plus (iii) a mid-teen percentage annual rate of return on the amounts set forth in clauses (i) and (ii) that begins to accrue if the amounts are not paid by the Company to the Investors within a multi-month period specified in the Investment Agreement. If the amount of Proceeds are less than the Repayment Amount, then the Company was only required to pay to the Investors the Proceeds recovered (other than in circumstances in which the Company accepts a settlement offer that resolves the Arbitration for an amount less than the Repayment Amount without the prior written consent of the Investors), and in the circumstance in which there are no Proceeds then the Company was not required to pay the Investors any Repayment Amounts and the Investors have no right of recourse or right of action against the Company.

In December 2022, the Investors funded the Initial Capital amount of $3.5 million which was recorded as arbitration financing payable on the unaudited condensed consolidated balance sheets, net of debt discount, including the Initial Capital closing fee, and amortized over the estimated term of the agreement using the effective interest method.

In July 2023, the Company agreed to and collected a settlement of $22.0 million in full satisfaction of the Arbitration Award. The Company determined an effective interest rate and term over which the related debt discount was amortized based on the known timing of collection of the proceeds from the Arbitration Award resulting in $0.7 million and $7.2 million of noncash interest being recognized during the three and nine months ended September 30, 2023, respectively. The arbitration financing payable was paid in full in July 2023.

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

No future principal and interest payments, including a final payment, were owed under the RGC Loan Agreement as of September 30, 2023.

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

At September 30, 2023, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
May 3, 2025	5,363	$26.10
	13,906

4.
Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each license agreement is generally cancelable by the Company, given appropriate prior written notice. At September 30, 2023, potential future milestone payments under these agreements totaled an aggregate of $9.6 million.

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

In connection with the Arbitration, the Company entered into a contingency fee arrangement with its legal counsels whereby counsels agreed to defer a portion of their legal fees (Success Fees) and would receive payment of the Success Fees in full or at a low single digit multiple depending on the amount awarded and contingent upon actual recovery of proceeds from an Arbitration Award. Success Fees in the amount of $4.4 million were being disputed and had been held in a client trust account upon collection of the Arbitration Award. In September 2023, the Company received payment of $2.0 million from the client trust account and the Company’s legal counsel received $2.4 million, which has been included within arbitration success fees within the accompanying unaudited condensed consolidated statements of operations. The Company also received the write-off of approximately $0.3 million in related legal invoices.

Gain Contingencies

Under ASC 450, Contingencies, the recognition of a gain contingency occurs at the earlier of when the gain has been realized or the gain is realizable. The $13.0 million gain contingency associated with the collection of the Arbitration Award in July 2023 was recognized in the third quarter of 2023 and consists of the $22.0 million collected amount less the $9.0 million termination fee recognized as collaboration revenue in the second quarter of 2023. The gain contingency has been included within other income, net within the accompanying unaudited condensed consolidated statements of operations.

5.
Stockholders’ Deficit

Lincoln Park Common Stock Purchase Agreement

In May 2023, the Company and Lincoln Park entered into the LPC Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park is committed to purchase up to an aggregate of $26.0 million of the Company's shares of common stock from time to time and at the Company’s sole discretion over the term of the LPC Purchase Agreement, $25.0 million of which remained available for sale as of September 30, 2023. In consideration for entering into the LPC Purchase Agreement, concurrently with the execution of the LPC Purchase Agreement, the Company issued to Lincoln Park 599,216 shares of its common stock as a commitment fee, which was recorded as a component of stockholders’ deficit within additional paid-in capital on the unaudited condensed consolidated balance sheets. Concurrently with entering into the LPC Purchase Agreement, the Company also entered into a Registration Rights Agreement in which the Company agreed to file one or more registration statements as permissible and necessary to register under the Securities Act for resale of the shares of its common stock that may be issued to Lincoln Park under the LPC Purchase Agreement, which occurred in May 2023. In May 2023, the Company also issued and sold 1,735,207 shares (the Initial Purchase Shares) of the Company’s common stock to Lincoln Park pursuant to the LPC Purchase Agreement at a purchase price of $0.5763 per Initial Purchase Share resulting in net proceeds of $1.0 million. At the Company's special meeting of stockholders held in September 2023, stockholder approval, in accordance with applicable rules of the Nasdaq Stock Market, was obtained for the potential future sale and issuance of shares of the Company’s common stock to Lincoln Park in accordance with the pricing terms set forth in the LPC Purchase Agreement that could result in Lincoln Park owning in excess of 19.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such sale.

Sale of Common Stock and Pre-Funded Warrants

In March 2023, the Company issued and sold 174,508 shares of its common stock at a purchase price of $1.38 per share and pre-funded warrants to purchase 2,013,999 shares of its common stock at a purchase price of $1.37 per share of underlying common stock with an exercise price of $0.01 per share of underlying common stock (the 2023 Pre-Funded Warrants) for net proceeds of approximately $3.0 million in a private placement (the Private Placement) with an accredited institutional healthcare-focused fund. In accordance with their terms, the 2023 Pre-Funded Warrants may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such exercise, unless approval by the Company's stockholders is obtained as required under the Nasdaq listing standards, including Nasdaq Listing Rules 5635(b) and (d). At the Company's 2023 Annual Meeting held in April 2023, stockholder approval, in accordance with applicable rules of the Nasdaq Stock Market, was obtained for the issuance of shares of common stock upon the potential future exercise of certain outstanding warrants held by this accredited institutional healthcare-focused fund, including the 2023 Pre-Funded Warrants, that would result in it and its affiliates owning in excess of 19.99% of the shares of common stock outstanding immediately after giving effect to such exercise. The 2023 Pre-Funded Warrants were recorded as a component of stockholders’ deficit within additional paid-in capital on the unaudited condensed consolidated balance sheets and are considered exercisable for little to no consideration and therefore, included in weighted-average shares outstanding, basic and diluted, as of the 2023 Annual Meeting date.

At-The-Market Issuance Sales Agreement

In December 2020, as amended in March 2022, the Company entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $50.0 million of the Company’s common stock through JonesTrading, as sales agent or principal, $42.9 million of which remained available for sale as of September 30, 2023. Sales of the Company’s common stock made pursuant to the Sales Agreement with JonesTrading, if any, will be made on the Nasdaq Capital Market under the Company’s effective registration statement on Form S-3, subject to limitations on the amount of securities the Company may sell pursuant to its effective registration statement on Form S-3 within any 12-month period, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement.

Equity Plan Activity

During the three and nine months ended September 30, 2023, the Company issued no shares of common stock upon the exercise of outstanding stock options and no shares of common stock upon the vesting of restricted stock units. During the three and nine months ended September 30, 2023, the Company issued no shares and 31,569 shares of common stock in connection with the employee stock purchase plan (the ESPP). During the year ended December 31, 2022, the Company issued no shares of common stock upon the exercise of outstanding stock options, no shares of common stock upon the vesting of restricted stock units, and 56,261 shares of common stock in connection with the ESPP.

Common Stock Warrants

As of September 30, 2023, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
November 14, 2023 through June 4, 2024	3,874	$77.40
January 25, 2024	4,669	$51.40
March 27, 2024	1,369,602	$27.00
May 3, 2025	5,363	$26.10
August 27, 2030	1,889,513	$0.01
August 31, 2030	1,137,454	$0.01
June 21, 2032	2,205,018	$0.01
September 2, 2032	150,753	$1.99
March 10, 2033	2,013,999	$0.01
	8,780,245

During the three and nine months ended September 30, 2023, the Company issued no shares of its common stock upon the exercise of warrants. During the three and nine months ended September 30, 2022, the Company issued no shares and 170,668 shares of its common stock upon the cashless exercise of 176,554 pre-funded warrants, respectively.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Nine Months Ended
	September 30,
	2023	2022
Risk-free interest rate	3.5%	1.9%
Expected volatility	90%	90%
Expected term (in years)	6.2	6.2
Expected dividend yield	—%	—%

There were no employee stock option grants during the three months ended September 30, 2023 and 2022.

Stock compensation expense for the ESPP was immaterial for the three and nine months ended September 30, 2023 and 2022.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$237	$211	$699	$620
General and administrative	256	270	780	944
	$493	$481	$1,479	$1,564

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

As previously disclosed, in June 2020, I-Mab commenced an arbitration proceeding under the Rules of Arbitration of the International Chamber of Commerce before an arbitration tribunal seated in New York City (the Tribunal) after the Company invoked contractual dispute resolution provisions asserting that I-Mab had breached its contractual obligations under the TJ004309 Agreement and the Bispecific Agreement. In April 2023, the Company received notification from the Tribunal of the Arbitration Award. The Tribunal found in favor of the Company for certain claims and declared the Phase 1 clinical trial of TJ004309 Agreement “Complete,” as that term is defined in the TJ004309 Agreement as of January 2022. The Arbitration Award included the $9.0 million prespecified termination fee payable by I-Mab under the TJ004309 Agreement, which was collected in July 2023.

The Company re-evaluated the transaction price as of the end of the reporting period and concluded the $9.0 million variable consideration associated with the prespecified termination fee was no longer fully constrained as it was determined to be probable that a significant reversal would not occur if the Company recognized the variable consideration as revenue in the current period. Accordingly, the Company recognized the $9.0 million as collaboration revenue within the accompanying unaudited condensed consolidated statements of operations for the nine month period ended September 30, 2023.

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

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by rapid subcutaneous injection for the treatment of sarcoma in North America. The ENVASARC Phase 2 pivotal trial (the ENVASARC trial) was designed to enroll a total of 160 patients at 600mg of envafolimab, with 80 patients enrolling at 600mg of envafolimab every three weeks in cohort C, and 80 patients enrolling at 600mg of envafolimab every three weeks in combination with Yervoy® at 1mg/kg every three weeks for four doses in cohort D, in the sarcoma subtypes of undifferentiated pleomorphic sarcoma (UPS) and myxofibrosarcoma (MFS). Nine of 80 responses (11.25%) by blinded independent central review (BICR) in either cohort are needed to satisfy the primary objective of the trial which is to statistically exceed the known 4% objective response rate (ORR) of Votrient® (pazopanib), the only U.S. Food and Drug Administration (FDA)-approved treatment for patients with refractory UPS or MFS. Achieving the primary endpoint of exceeding the known 4% ORR could be the basis for accelerated approval of envafolimab by the FDA. The trial will provide at least 86% power to demonstrate the lower bound of the 95% confidence interval is greater than 5% in each cohort, which would be greater than the 4% ORR of Votrient reported in soft tissue sarcoma in its package insert. We presented a poster on the design and endpoints of the ENVASARC trial at the Connective Tissue Oncology Society meeting in November 2023.

In September 2023, we announced that the ENVASARC Phase 2 pivotal trial more than satisfied the futility threshold of 3 responses out of 46 by BICR and based on the results of the second and final mandated independent data monitoring committee (IDMC) efficacy review, the trial would continue as planned. The IDMC reviewed interim safety and efficacy data from 46 patients enrolled into cohort C of treatment with single agent envafolimab who completed two on-treatment scans, which are a minimum of 12 weeks of efficacy evaluations. The ORR in the initial 46 patients treated with single agent envafolimab was 13% by investigator review and 8.7% by BICR. Envafolimab monotherapy was generally well tolerated and median duration of response by BICR was greater than six months. The primary endpoint of the study is achievement of an ORR in nine of 80 patients (11.25%) treated with envafolimab by BICR and median duration of response of greater than six months is a key secondary endpoint. The trial has enrolled more than 65 of the planned 80 patients and full accrual of the ENVASARC pivotal trial is on track to be completed by the end of 2023 with updated response rate data expected later this year and final data anticipated in mid-2024.

In June 2023, IDMC performed an ad hoc review of interim safety and efficacy data from more than 80 patients equally randomized into cohort C of single agent envafolimab or cohort D of envafolimab given in combination with Yervoy. The combination of envafolimab with Yervoy did not demonstrate synergy when compared to single agent envafolimab and we terminated enrollment in cohort D, which is expected to result in a reduction in trial costs.

We expect to have final response assessment data including duration of response in all patients from the ENVASARC trial in mid-2024, and, assuming positive data, to submit a biologics license application (BLA) to the FDA seeking accelerated approval in 2024. At any time that we reach nine responses in cohort C and meet the endpoint, we expect to discuss the submission process with the FDA.

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

In August 2022, we announced that the FDA had cleared the Investigational New Drug (IND) application for the initiation of a Phase 1/2 clinical trial of YH001 dosed in combination with envafolimab and doxorubicin, an approved treatment for soft tissue sarcoma. In December 2022, we initiated dosing in the Phase 1/2 clinical trial to assess the safety and efficacy of the triplet combination of YH001, envafolimab and doxorubicin in the common sarcoma subtypes of leiomyosarcoma and dedifferentiated liposarcoma and of the doublet combination of YH001 and envafolimab in patients with the rare sarcoma subtypes of alveolar soft part sarcoma and chondrosarcoma. Given the recommendation of the IDMC to terminate enrollment in Cohort D of the ENVASARC trial of dosing envafolimab with the CTLA-4 antibody Yervoy, we reviewed safety and efficacy data from more than ten patients who received envafolimab with the CTLA-4 antibody YH001. Following the data review and discussions with principal investigators, we discontinued enrollment in the Phase 1/2 clinical trial of YH001 in combination with envafolimab and doxorubicin. We presented data from the 15 patients enrolled into the Phase 1/2 clinical trial in a poster in November 2023 at the Connective Tissue Oncology Society meeting. We plan to continue the development of envafolimab with doxorubicin in soft tissue sarcoma in a separate trial and also plan to initiate trials of YH001 as a single agent or in combination with immunotherapies in other tumor types.

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

The following table summarizes key information regarding ongoing and planned development of our clinical stage product candidates:

	Phase	Data Expected
Envafolimab
Soft Tissue Sarcoma (UPS and MFS)	Pivotal Phase 2	Updated Response Rate Data – Q4 2023 Final Data – mid-2024
TRC102
Lung Cancer	Randomized Phase 2	2025

We utilize a product development platform (PDP) that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups manage significant aspects of our clinical trials with internal resources. We use these internal resources to reduce the costs associated with utilizing CROs to conduct clinical trials. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which can expedite patient enrollment and improve the quality of patient data as compared to a CRO-managed model. We have leveraged this platform in all of our sponsored clinical trials. We have also leveraged our PDP to diversify our product pipeline without payment of upfront license fees through license agreements with Eucure and Biocytogen, 3D Medicines and Alphamab, and Janssen. We continue to evaluate life science companies that would benefit from a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise, or that wish to license our PDP to enable them to run CRO-independent clinical trials. We believe we will continue to be recognized as a preferred U.S. clinical development partner through a cost- and risk-sharing partnership structure, which may include U.S. commercialization.

Our goal is to be a leader in the development of targeted therapies for patients with cancer and other diseases of high unmet medical need.

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt. At September 30, 2023, we had cash and cash equivalents totaling $7.8 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease.

We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $4.0 million and $22.1 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, we had an accumulated deficit of $240.9 million.

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

We do not expect to generate any revenues from product sales until we successfully complete development and obtain regulatory approval for one or more product candidates, which we expect will take a number of years. If we obtain regulatory approval for any product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, and distribution. Accordingly, we will need to raise substantial additional capital. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts, developments under our collaboration agreements, including whether and when we receive milestone and other potential payments, and the timing and nature of the regulatory approval process for product candidates. We anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources. Debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Further, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. As a result of adverse macroeconomic and geopolitical developments, such as the ongoing military conflict between Ukraine and Russia or the recent state of war between Israel and Hamas and the related risk of a larger regional conflict, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop product candidates.

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

License Agreement with Case Western

Under our license agreement with Case Western, we may be required to pay up to an aggregate of approximately $9.8 million in milestone payments, of which $0.7 million relates to the initiation of certain development activities ($0.2 million of which has been paid) and approximately $9.1 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals. If products utilizing certain intellectual property licensed from Case Western (the TRC102 Technology) are successfully commercialized, we will be required to pay Case Western a single-digit royalty on net sales, subject to adjustments in certain circumstances. Beginning on the earlier of a specified number of years from the effective date of the agreement and the anniversary of the effective date following the occurrence of a specified event, we will be required to make a minimum annual royalty payment of $75,000, adjusted annually based on the Consumer Price Index, which will be credited against our royalty obligations. In the event we sublicense any of our rights under the agreement relating to the TRC102 Technology, we will be obligated to pay Case Western a portion of certain fees we may receive under the sublicense. Our royalty obligations will continue on a country-by-country basis through the later of the expiration of the last valid claim under the TRC102 Technology or 14 years after the first commercial sale of a product utilizing the TRC102 Technology in a given country.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Third-party research and development expenses:
Envafolimab	$684	$2,626	$4,917	$5,599
YH001	273	89	2,199	158
TRC102	110	202	118	313
TJ004309	9	58	21	304
Total third-party research and development expenses	1,076	2,975	7,255	6,374
Unallocated expenses	1,250	1,122	3,528	3,639
Total research and development expenses	$2,326	$4,097	$10,783	$10,013

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

Other Income (Expense)

In 2023, other income primarily consists of the arbitration award collected in July 2023, partially offset by interest related to our arbitration financing agreement, which was paid off in full in July 2023. In 2022, other expense primarily consists of interest related to our loan agreements with SVB, which was terminated in June 2022, and RGC, which was terminated in April 2023, offset in part by interest income from our cash equivalents and investing activities.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022	Change
	(in thousands)
Research and development expenses	$2,326	$4,097	$(1,771)
General and administrative expenses	1,262	2,280	(1,018)
Arbitration success fees	(2,000)	—	(2,000)
Total other income (expense)	12,351	(58)	12,409

Research and development expenses. Research and development expenses were $2.3 million and $4.1 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $1.8 million was primarily due to the termination of enrollment in cohort D of the ENVASARC trial. We expect our current level of research and development expenses to decrease for the remainder of 2023 due to the termination of enrollment in cohort D of the ENVASARC trial.

General and administrative expenses. General and administrative expenses were $1.3 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $1.0 million was primarily due to lower legal expenses. We expect general and administrative expenses to remain relatively consistent for the remainder of 2023.

Arbitration success fees. Arbitration success fees were ($2.0) million for the three months ended September 30, 2023 and were related to the settlement of our legal fee arrangement with our attorneys from the I-Mab arbitration.

Total other income (expense). Total other income was $12.4 million for the three months ended September 30, 2023, primarily related to the $13.0 million gain contingency associated with the collection of the arbitration award in July 2023, which consisted of the $22.0 million collected amount less the $9.0 million termination fee recognized as collaboration revenue in the second quarter of 2023, partially offset by $0.7 million in interest related to our arbitration financing agreement. Total other expense was $0.1 million for the three months ended September 30, 2022 and primarily consisted of interest related to our loan agreement with RGC, which was terminated in April 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022	Change
	(in thousands)
Collaboration revenue	$9,000	$—	$9,000
Research and development expenses	10,783	10,013	770
General and administrative expenses	5,522	12,049	(6,527)
Arbitration success fees	2,375	—	2,375
Total other income (expense)	5,653	(76)	5,729

Collaboration revenue. Collaboration revenue was $9.0 million for the nine months ended September 30, 2023 and was from the termination of the TJ004309 Agreement.

Research and development expenses. Research and development expenses were $10.8 million and $10.0 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $0.8 million was primarily due to envafolimab drug product purchased in 2023 for clinical trials and the continued enrollment of the ENVASARC trial. We expect our current level of research and development expenses to decrease for the remainder of 2023 due to the termination of enrollment in cohort D of the ENVASARC trial.

General and administrative expenses. General and administrative expenses were $5.5 million and $12.0 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $6.5 million was primarily due to lower legal expenses. We expect general and administrative expenses to remain relatively consistent for the remainder of 2023.

Arbitration success fees. Arbitration success fees were $2.4 million for the nine months ended September 30, 2023 and were related to our legal fee arrangement with our attorneys from the I-Mab arbitration.

Total other income (expense). Total other income was $5.7 million for the nine months ended September 30, 2023, primarily related to the $13.0 million gain contingency associated with the collection of the arbitration award in July 2023, which consisted of the $22.0 million collected amount less the $9.0 million termination fee recognized as collaboration revenue in the second quarter of 2023, partially offset by $7.2 million in interest related to our arbitration financing agreement. Total other expense was $0.1 million for the nine months ended September 30, 2022 and primarily consisted of interest related to our loan agreements with SVB, which was terminated in June 2022, and RGC, which was terminated in April 2023.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents. We believe that our cash and cash equivalents as of September 30, 2023 will be sufficient to fund the current requirements of working capital and other financial commitments, including our arbitration financing and operating lease obligations, into early 2024.

We may fund our future liquidity needs by selling shares of our common stock under our existing Capital on DemandTM sales agreement with JonesTrading Institutional Services LLC (JonesTrading) and our common stock purchase agreement (the LPC Purchase Agreement) with Lincoln Park Capital Fund, LLC (Lincoln Park). In addition, we periodically consider various other financing alternatives, including debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions, in order to meet our liquidity needs and may, from time to time, seek to take advantage of favorable interest rate environments, if any, or other market conditions.

We have incurred losses and negative cash flows from operations since our inception. As of September 30, 2023, we had an accumulated deficit of $240.9 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to decrease for the remainder of 2023 due to the conclusion to terminate enrollment in cohort D of the ENVASARC trial. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Lincoln Park Capital Fund, LLC (Lincoln Park) Common Stock Purchase Agreement

In May 2023, we and Lincoln Park entered into the LPC Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park is committed to purchase up to an aggregate of $26.0 million of shares of our common stock from time to time and our sole discretion over the term of the LPC Purchase Agreement, $25.0 million of which remains available for sale as of September 30, 2023.

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

ATM Facility

In December 2020, as amended in March 2022, we entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, $42.9 million of which remains available for sale as of September 30, 2023. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3, subject to limitations on the amount of securities we may sell pursuant to its effective registration statement on Form S-3 within any 12 month period, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement.

Operating Lease Obligations

Our operating lease obligations relate to our corporate headquarters in San Diego, California, which expires in April 2027. As of September 30, 2023, future minimum lease payments under this lease were $0.3 million and $0.7 million for each of the next 12 and 24 months, respectively.

Other Obligations

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$4,198	$(21,586)
Investing activities	—	(13)
Financing activities	(13,863)	14,739
Change in cash, cash equivalents, and restricted cash	$(9,665)	$(6,860)

Operating activities. Net cash provided by operating activities was $4.2 million for the nine months ended September 30, 2023 and was primarily due to collection of the $22.0 million arbitration award and changes in our working capital, partially offset by non-cash charges including stock-based compensation. Net cash used in operating activities was $21.6 million for the nine months ended September 30, 2022 and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities. Net cash used in investing activities was $0 and $13,000 for the nine months ended September 30, 2023 and 2022, respectively.

Financing activities. Net cash used in financing activities was $13.9 million for the nine months ended September 30, 2023 and primarily resulted from our repayment of $10.5 million and $10.0 million under the terms of our arbitration financing agreement and loan agreement with RGC, respectively, partially offset by $3.0 million in net proceeds from the March 2023 Private Placement and $3.6 million in periodic issuances and sales of our common stock under the LPC Purchase Agreement and Sales Agreement with JonesTrading. Net cash provided by financing activities was $14.7 million for the nine months ended September 30, 2022 and primarily resulted from our $10.0 million debt financing with RGC, $6.4 million in net proceeds received from the Offering and periodic issuances and sales of our common stock under the Sales Agreement with JonesTrading, partially offset by $1.7 million in SVB loan repayments.

Funding Requirements

At September 30, 2023, we had cash and cash equivalents totaling $7.8 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease. We believe that our cash and cash equivalents as of September 30, 2023 will be sufficient to fund the current requirements of working capital and other financial commitments, including our operating lease obligations, into early 2024. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. These uncertainties raise substantial doubt about our ability to meet our obligations as they become due and continue as a going concern for a period of 12 months following the date that the accompanying unaudited condensed consolidated financial statements were issued.

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

Until we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and licensing arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. As a result of adverse macroeconomic and geopolitical developments, such as the ongoing military conflict between Ukraine and Russia or the recent state of war between Israel and Hamas and the related risk of a larger regional conflict, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans or programs which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage biopharmaceutical company with limited operating history. All the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $4.0 million and $22.1 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, we had an accumulated deficit of $240.9 million.

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

At September 30, 2023, we had cash and cash equivalents totaling $7.8 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease. Based upon our current operating plan, we believe that our cash and cash equivalents as of September 30, 2023 will be sufficient to fund the current requirements of working capital and other financial commitments, including our operating lease obligations, into early 2024. We will need additional funding to complete the development and commercialization of product candidates, including envafolimab and YH001. In addition, in December 2019 we entered into a collaboration and clinical trial agreement with 3D Medicines and Alphamab, and in October 2021 we entered into a collaborative development and commercialization agreement with Eucure and Biocytogen. Under these agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations. We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches. As more fully discussed in Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of 12 months following the date these accompanying unaudited condensed consolidated financial statements were issued.

Regardless of our expectations, changing circumstances beyond our control, including the effects of adverse macroeconomic and geopolitical developments, such as the recent and potential future bank failures, rising inflation rates, the ongoing conflict between Ukraine and Russia and the recent state of war between Israel and Hamas and the related risk of a larger regional conflict may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties or we could encounter difficulties obtaining clinical trial material or other supplies that could increase our development costs more than we expect. We will require additional capital prior to completing clinical development, filing for regulatory approval, or commercializing any product candidates.

In December 2020, as amended in March 2022, we entered into a Sales Agreement with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, $42.9 million of which remains available for sale as of September 30, 2023. In May 2023, we and Lincoln Park entered into the LPC Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park is committed to purchase up to an aggregate of $26.0 million of shares of our common stock from time to time and our sole discretion over the term of the LPC Purchase Agreement, $25.0 million of which remains available for sale as of September 30, 2023. While the Sales Agreement and LPC Purchase Agreement provide us with an additional option to raise capital through issuances and sales of our common stock, there can be no guarantee that we will be able to sell shares under the agreements in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, JonesTrading and Lincoln Park are under no obligation to sell any shares of our common stock that we may request to be sold under the agreements from time to time. If sales are made under the Sales Agreement and LPC Purchase Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. As a result of adverse macroeconomic and geopolitical developments, such as recent and potential future bank failures, health epidemics, ongoing military conflict between Ukraine and Russia, the recent state of war between Israel and Hamas and the related risk of a larger regional conflict, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate further, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or commercialization of product candidates or otherwise significantly curtail, or cease, operations. If we are unable to pursue or are forced to delay our planned drug development efforts due to lack of financing, it would have a material adverse effect on our business, financial condition, operating results and prospects.

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

Risks Related to Clinical Development and Regulatory Approval of Product Candidates

If the response rate of envafolimab as a single agent in UPS/MFS is not significantly higher than existing therapies, our strategy of pursuing accelerated approval of envafolimab on ORR as the primary endpoint could delay or prevent the approval of envafolimab in UPS/MFS.*

We are initially developing envafolimab in refractory UPS/MFS, where the PD-(L)1 inhibitors given as single agents demonstrated response rates which were significantly higher than the response rate demonstrated by the approved treatment Votrient or chemotherapy in UPS/MFS. Nine of 80 responses (11.25%) by blinded independent central review (BICR) are needed to satisfy the primary objective of the trial which is to statistically exceed the known 4% ORR of Votrient for patients with refractory UPS or MFS. In September 2023, we announced that the ENVASARC Phase 2 pivotal trial satisfied the futility threshold of 3 responses out of 46 (8.7%) by BICR. If, however, the response rate of envafolimab as a single agent in UPS/MFS does not exceed 11.25%, we will not be able to achieve the primary endpoint for our Phase 2 pivotal trial and our strategy of pursuing accelerated approval of envafolimab on ORR as the primary endpoint will be unlikely to succeed, which could delay or prevent the approval of envafolimab in UPS/MFS.

Clinical development is a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. Failure can occur at any stage of clinical development.*

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Even if product candidates demonstrate favorable results in ongoing or planned Phase 1 and 2 clinical trials, many product candidates fail to show desired safety and efficacy traits in late-stage clinical trials despite having progressed through earlier trials. In addition to the potential lack of safety or efficacy of product candidates, clinical trial failures may result from a multitude of factors including flaws in trial design, manufacture of clinical trial material, dose selection and patient enrollment criteria, or differences in determination of progression events by investigators compared to central radiographic reviewers. With respect to envafolimab and YH001, while results of trials conducted by others outside of the United States have been promising, they may not be predictive of results in U.S. trials due to differences in trial design, target indications, patient populations, availability of alternative treatments and other factors. Based upon the recommendation of the IDMC following an interim analysis of data from the ENVASARC trial, we have proceeded in the trial using a dose of envafolimab that is twice the dose administered to the first patients in the trial. While dosing at higher levels has shown promising results in other trials outside of the United States, we cannot be certain that we will observe similar results in the ENVASARC trial, including whether the higher dose will result in tolerability issues that were not encountered with the lower dose. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we or our partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. If patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to adverse macroeconomic and geopolitical developments, such as recent and potential future bank failures, the ongoing military conflict between Ukraine and Russia or the recent state of war between Israel and Hamas and the related risk of a larger regional conflict, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic and geopolitical developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including the recent COVID-19 pandemic, material shortages and related supply chain challenges, recent and potential future bank failures, geopolitical developments such as the conflict between Ukraine and Russia or the recent state of war between Israel and Hamas and the related risk of a larger regional conflict, and higher inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.

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
•
trading volume of our common stock.

In addition, the stock market in general, and the Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2022 through November 3, 2023, the closing price of our common stock has ranged between $0.13 and $3.00 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(C) and Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq has provided us with 180 calendar days, or until December 5, 2023, to regain compliance with the Market Value Rule and the Minimum Bid Price Requirement. If we regain compliance with the Market Value Rule and the Minimum Bid Price Requirement, Nasdaq will provide us with written confirmation and close the matter. If we fail to satisfy the Nasdaq requirements for continued listing, our common stock may become subject to delisting. If that were to happen, we may not be able to regain compliance. If we cannot regain compliance after any such notice and if our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data).

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

TRACON Pharmaceuticals, Inc.

Date: November 9, 2023	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	/s/ Scott B. Brown, CPA
Scott B. Brown, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)