Form 10-K
period 2023-12-31
Tracon Pharmaceuticals, Inc.
filed 2024-03-05
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was approximately $7.6 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market on June 30, 2023 of $0.291 per share.

The number of outstanding shares of the registrant’s common stock as of March 1, 2024 was 45,504,501.

TRACON Pharmaceuticals, Inc.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2023

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
•
the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
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
•
the potential effects of macroeconomic and geopolitical developments, such as the ongoing military conflict between Ukraine and Russia, the war between Israel and Hamas and the related risk of a larger regional conflict, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, actual and anticipated changes in interest rates, and economic inflation and the responses by central banking authorities to control such inflation, on our operations;
•
our intellectual property position;
•
our ability to remain listed on a national securities exchange;
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
•
If our ENVASARC Phase 2 pivotal trial does not achieve its primary endpoint, we may not continue development of envafolimab as a single agent in UPS/MFS or obtain regulatory approval of envafolimab in UPS/MFS.
•
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

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by rapid subcutaneous injection for the treatment of sarcoma in North America. The ENVASARC Phase 2 pivotal trial (the ENVASARC trial) is enrolling 80 patients at 600mg of envafolimab every three weeks in cohort C, in the sarcoma subtypes of undifferentiated pleomorphic sarcoma (UPS) and myxofibrosarcoma (MFS). Nine of 80 responses (11.25%) by blinded independent central review (BICR) are needed to satisfy the primary endpoint of the trial which is to statistically exceed the known 4% objective response rate (ORR) of Votrient® (pazopanib), the only U.S. Food and Drug Administration (FDA)-approved treatment for patients with refractory UPS or MFS. Achieving the primary endpoint of exceeding the known 4% ORR could be the basis for accelerated approval of envafolimab by the FDA. The trial will provide at least 86% power to demonstrate the lower bound of the 95% confidence interval is greater than 5% in each cohort, which would be greater than the 4% ORR of Votrient reported in soft tissue sarcoma in its package insert. We presented a poster on the design and endpoints of the ENVASARC trial at the Connective Tissue Oncology Society meeting in November 2023.

In December 2023, we announced that the ENVASARC trial had enrolled more than 70 of the 80 planned patients in cohort C of single agent envafolimab treatment. Safety and efficacy data were re-reviewed for 46 patients enrolled into cohort C. Since September 2023, an additional patient has achieved an objective response by investigator review, which increased the ORR by investigator review to 15%. The most recent objective response has not yet been confirmed by BICR. The primary endpoint of the study is achievement of an ORR in nine of 80 patients (11.25%) treated with envafolimab by BICR and median duration of response of greater than six months is a key secondary endpoint. Median duration of response by BICR remained greater than six months in December 2023. In addition, envafolimab remained generally well tolerated.

In September 2023, we announced that the ENVASARC Phase 2 pivotal trial more than satisfied the futility threshold of 3 responses out of 46 by BICR and based on the results of the second and final mandated IDMC efficacy review, the trial would continue as planned. The IDMC reviewed interim safety and efficacy data from 46 patients enrolled into cohort C of treatment with single agent envafolimab who completed two on-treatment scans, which are a minimum of 12 weeks of efficacy evaluations. The ORR in the initial 46 patients treated with single agent envafolimab was 13% by investigator review and 8.7% by BICR. Envafolimab monotherapy was generally well tolerated and median duration of response by BICR was greater than six months.

In June 2023, an independent data monitoring committee (IDMC) performed an ad hoc review of interim safety and efficacy data from more than 80 patients equally randomized into cohort C of single agent envafolimab or cohort D of envafolimab given in combination with Yervoy. The combination of envafolimab with Yervoy did not demonstrate synergy when compared to single agent envafolimab and we terminated enrollment in cohort D.

To date, the trial has enrolled more than 75 of the planned 80 patients and full accrual of the ENVASARC trial is expected to be completed by the end of the first quarter of 2024. We expect to report a review of safety and efficacy data in the first quarter of 2024 following a review of a data package that is being prepared for an ad hoc IDMC meeting, including in the more than 20 patients enrolled following the September IDMC review who will have had a minimum of 12 weeks of efficacy evaluations (e.g., two CT scans) at that time. We expect to have final response assessment data including duration of response in all patients from the ENVASARC trial in the second half of 2024. Assuming positive data, we plan to submit a biologics license application (BLA) to the FDA seeking accelerated approval in 2024. At any time that we reach nine responses in cohort C by BICR and meet the primary endpoint, we expect to discuss the submission process with the FDA.

UPS has an incidence of 0.8 to 1.0 cases per 100,000 patients in the western world and accounts for approximately 17% of new cases of soft tissue sarcoma in the United States, with prevalence rates estimated at approximately 1.5 to 2.0 times incidence, and MFS accounts for half as many cases as UPS in the United States. We estimate that marketing envafolimab in refractory UPS and MFS could generate peak annual sales of up to $200 million in the United States without considering a price premium to the reference PD-1 inhibitors Opdivo (nivolumab) or Keytruda (pembrolizumab) that are administered intravenously. We estimate that marketing envafolimab in rarer sarcoma subtypes where the activity of checkpoint inhibition has been demonstrated could generate annual sales of up to $100 million in the United States.

Our other clinical stage oncology product candidates include TRC102, which is a small molecule that has been studied in Phase 1 and Phase 2 trials for the treatment of mesothelioma, lung cancer, glioblastoma and solid tumors and YH001, which is a monospecific investigational cytotoxic T-lymphocyte-associated protein 4 (CTLA-4) antibody, that we licensed from Eucure (Beijing) Biopharma Co., Ltd. (Eucure) and Biocytogen Pharmaceuticals (Beijing) Co., Ltd. (Biocytogen) in October 2021.

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

Our other product candidate, YH001, is an investigational humanized CTLA-4 IgG1 monoclonal antibody that completed dosing in two Phase 1 trials sponsored by Eucure for the treatment of various cancer types. CTLA-4 is a protein expressed on T-cells and expressed at high levels specifically on regulatory T-cells that act as a checkpoint to inhibit effector T-cell immune responses to cancer cells. The CTLA-4 inhibitor Yervoy (ipilimumab) marketed by BMS has been approved as a single agent in melanoma and approved in combination with other therapies in multiple indications including non-small cell lung cancer, renal cell carcinoma (RCC) and microsatellite instability-high (MSI-H) or mismatch repair deficient (dMMR) cancer. Data from the Phase 1 dose escalation trial in Australia of YH001 in combination with the PD-1 antibody, toripalimab, were presented at the American Society of Clinical Oncology 2022 Annual Meeting. YH001 was well tolerated up to 4 mg/kg when combined with toripalimab in the 24 patients as of the December 31, 2021 data cut-off date. The Phase 1 dose escalation trial in China of YH001 as a single agent, completed enrollment and determined a recommended Phase 2 dose. No CTLA-4 therapy is approved by the FDA for the treatment of soft tissue sarcoma.

In August 2022, we announced that the FDA had cleared the Investigational New Drug (IND) application for the initiation of a Phase 1/2 clinical trial of YH001 dosed in combination with envafolimab and doxorubicin, an approved treatment for soft tissue sarcoma. In December 2022, we initiated dosing in the Phase 1/2 clinical trial to assess the safety and efficacy of the triplet combination of YH001, envafolimab and doxorubicin in the common sarcoma subtypes of leiomyosarcoma and dedifferentiated liposarcoma and of the doublet combination of YH001 and envafolimab in patients with the rare sarcoma subtypes of alveolar soft part sarcoma and chondrosarcoma. Given the recommendation of the IDMC to terminate enrollment in cohort D of the ENVASARC trial of dosing envafolimab with the CTLA-4 antibody Yervoy, we reviewed safety and efficacy data from more than ten patients who received envafolimab with the CTLA-4 antibody YH001. Following the data review and discussions with principal investigators, we discontinued enrollment in the Phase 1/2 clinical trial of YH001 in combination with envafolimab and doxorubicin. We presented data from the 15 patients enrolled into the Phase 1/2 clinical trial in a poster in November 2023 at the Connective Tissue Oncology Society meeting. We plan to continue the development of envafolimab with doxorubicin in soft tissue sarcoma in a separate trial and may initiate trials of YH001 as a single agent or in combination with immunotherapies in other tumor types.

The following table summarizes key information regarding ongoing development of our clinical stage product candidates:

	Phase	Data Expected
Envafolimab
Soft Tissue Sarcoma (UPS and MFS)	Pivotal Phase 2	Updated Interim Data – Q1 of 2024 Final Data – second half of 2024
TRC102
Lung Cancer	Randomized Phase 2	2025

We utilize a product development platform (PDP) that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups manage significant aspects of our clinical trials with internal resources. We use these internal resources to reduce the costs associated with utilizing CROs to conduct clinical trials. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which can expedite patient enrollment and improve the quality of patient data as compared to a CRO-managed model. We have leveraged this platform in all of our sponsored clinical trials, in addition to recently monetizing our platform independently by licensing our PDP to Inhibrx, Inc. (Inhibrx) in November 2023 for a $3.0 million upfront fee. We have also leveraged our PDP to diversify our product pipeline without payment of upfront license fees through license agreements with Eucure, a division of Biocytogen, 3D Medicines and Alphamab, and Janssen. We continue to evaluate life science companies that would benefit from a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise, or that wish to license our PDP to enable them to run CRO-independent clinical trials. We believe we will continue to be recognized as a preferred U.S. clinical development partner through a cost- and risk-sharing partnership structure, which may include U.S. commercialization.

Our goal is to be a leader in the development of targeted therapies for patients with cancer and other diseases of high unmet medical need.

Our Lead Clinical Stage Product Candidate – Envafolimab

Overview of PD-L1

PD-L1 is an immune-inhibitory checkpoint molecule expressed on epithelial and vascular endothelial cells, as well as by a number of immune cells, that is utilized by tumor cells as an immune escape mechanism. Numerous preclinical and clinical studies of PD-1/PD-L1 products have demonstrated that antibodies that block the interaction of PD-1 with its ligands, PD-L1 and PD-L2, or those that block only the interaction of PD-L1 with PD-1, can augment anti-tumor T-cell responses and lead to complete and durable tumor eradication in a certain proportion of patients. Potent therapeutic anti-tumor responses due to blocking of the PD-1/PD-L1 non-small cell lung cancer (NSCLC), small cell lung cancer, gastric cancer, melanoma, RCC, head and neck cancer, cutaneous squamous cell carcinoma (cSCC) and urothelial carcinoma.

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

Clinical Trials of Envafolimab

As of December 31, 2023, envafolimab had been dosed in more than 1,000 patients in a total of more than 7 ongoing or completed clinical trials in the United States, China or Japan, including our ENVASARC trial, a pivotal Phase 2 trial in MSI-H/dMMR cancer patients in China, a Phase 2 trial of envafolimab plus chemotherapy in gastric cancer, a Phase 3 randomized trial of envafolimab plus chemotherapy versus chemotherapy alone in BTC in China, a Phase 1 dose escalation and dose exploration trial in the United States, a Phase 1 dose escalation and dose exploration trial in China, and a Phase 1 dose escalation and dose exploration trial in Japan.

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

Trial design of the dose escalation phase. This trial adopted a modified “3+3” design with a dose-limiting toxicity (DLT) evaluation period of 28 days. Subjects received envafolimab in six cohorts at 0.1mg/kg, 0.3mg/kg, 1.0mg/kg, 2.5mg/kg, 5.0mg/kg and 10.0mg/kg once every week (QW) subcutaneously. Starting from the 1.0mg/kg cohort, a traditional “3+3” design was followed. Safety and tolerability were assessed by monitoring treatment emergent adverse events (TEAEs). Tumor assessments were performed based on RECIST version 1.1.

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

Other Ongoing Clinical Trials

A Phase 3 randomized clinical trial in BTC was initiated by 3D Medicines in April 2018. This trial is an open-label trial to assess the safety and efficacy of envafolimab plus standard of care gemcitabine-based chemotherapy compared to gemcitabine-based chemotherapy alone with OS as the primary endpoint. In the envafolimab arm, envafolimab will be dosed at 2.5mg/kg subcutaneously QW, along with gemcitabine and oxaliplatin at recommended doses. The trial is expected to enroll over 390 patients in China and data are expected in 2024.

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

The NCI reported data from the Phase 1 trial of TRC102 in combination with Temodar in relapsed solid tumors and lymphoma patients at ASCO in 2017. There were no pharmacologic interactions between the two drugs and TRC102 target concentrations were achieved. Based on PRs in patients with ovarian cancer, non-small cell lung cancer, and KRAS-positive CRC, the NCI decided to enroll expansion cohorts in each of these tumor types at the recommended Phase 2 oral dose of TRC102. The authors concluded that the combination of Temodar and TRC102 is active, and DNA damage response markers (Rad51, ϒ-H2AX and/or pNbs1) were induced in four of five paired colonic biopsies, indicating DNA damage following treatment. Updated data in the cohort of patients with CRC reported by the NCI at AACR in 2019 indicated a low response rate in patients with CRC treated with Temodar and TRC102. A December 2020 publication in Cancer Cell demonstrated TMZ and TRC102 were active in the subgroup of MGMT deficient patients with colorectal cancer. A poster on an expansion cohort of TRC102 with TMZ in patients with granulosa cell ovarian cancer was presented by investigators at the NCI at the ASCO 2023 annual meeting held in June 2023. The authors concluded that TRC102 combined with TMZ was well tolerated in patients with GCOC. Durable disease control was observed in four of eight patients, which the authors considered as promising activity in this heavily pretreated GCOC cohort.

The combination of TRC102 and Temodar was assessed in a Phase 2 trial of patients with recurrent glioblastoma that was reported at the Society for Neuro-Oncology annual meeting in November 2018. The combination of Temodar and TRC102 was tolerable, but did not meet the primary efficacy endpoint of demonstrating objective responses by Response Assessment in Neuro-Oncology criteria in the 19 enrolled patients, most of whom were treated at Cleveland Clinic. Two patients (10.5%) demonstrated evidence of clinical benefit and met the secondary endpoint of PFS beyond six months. Both patients who demonstrated PFS for more than 11 months were alive over 30 months following treatment initiation with TRC102 and Temodar for recurrent glioblastoma. PFS of greater than 11 months was associated with N-methylpurine DNA glycosylase expression, a biomarker that initiates the BER pathway of resistance that is inhibited by TRC102. Efforts to identify whether DNA glycosylase expression or other biomarkers can be used as a predictive biomarker of TRC102 activity are expected to continue in ongoing TRC102 trials.

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

CTLA-4 is a protein expressed on all T-cells but which is expressed at the highest level on Tregs and contributes to the suppressor function of Tregs and acts as a checkpoint that prevents T-cell immune responses to cancer cells. A CTLA-4 inhibitor has been approved as a single agent in melanoma and approved in combination with other therapies in multiple indications, including NSCLC, RCC and MSI-H colorectal cancer.

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

Clinical Development in North America

In August 2022, we announced that the FDA had approved the IND application for the initiation of a Phase 1/2 clinical trial of YH001 in combination with envafolimab and doxorubicin, an approved treatment for soft tissue sarcoma, for the treatment of sarcoma patients. In December 2022, we initiated dosing in the Phase 1/2 clinical trial to assess the safety and efficacy of the triplet combination of YH001, envafolimab and doxorubicin in the common sarcoma subtypes of leiomyosarcoma and dedifferentiated liposarcoma and of the doublet combination of YH001 and envafolimab in patients with the rare sarcoma subtypes of alveolar soft part sarcoma and chondrosarcoma. Given the recommendation of the IDMC to terminate enrollment in cohort D of the ENVASARC trial of dosing envafolimab with the CTLA-4 antibody Yervoy, we reviewed safety and efficacy data from more than ten patients who received envafolimab with the CTLA-4 antibody YH001. Following the data review and discussions with principal investigators, we discontinued enrollment in the Phase 1/2 clinical trial of YH001 in combination with envafolimab and doxorubicin. We presented data from the 15 patients enrolled into the Phase 1/2 clinical trial in a poster in November 2023 at the Connective Tissue Oncology Society meeting. We plan to continue the development of envafolimab with doxorubicin in soft tissue sarcoma in a separate trial and may initiate trials of YH001 as a single agent or in combination with immunotherapies in other tumor types.

Collaboration and License Agreements

Inhibrx License Agreement

In November 2023, we granted a non-exclusive and non-transferable license of our CRO-independent PDP to Inhibrx for the design, conduct and administration of clinical trials and related research and development activities, including activities relating to regulatory filings, submissions and approvals (the PDP License), for a nonrefundable upfront fee of $3.0 million. The PDP License allows Inhibrx to use our configuration documentation with a widely used software package in addition to our validation and qualification of the software package, and our standard operation procedure documents, policies, work instructions, and clinical operation templates (the Licensed Technology). We are also able to earn an additional $0.2 million upon the completion of up to 500 hours of training to Inhibrx by us or six months following our delivery of the Licensed Technology, whichever is earlier.

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

Envafolimab is manufactured by AlphaMab in China. Pursuant to the Envafolimab Collaboration Agreement, 3D Medicines and Alphamab have agreed to manufacture and supply, or to arrange for a third party manufacturer to manufacture and supply, envafolimab to us at pre-negotiated prices that vary based on clinical or commercial use.

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

U.S. Government Regulation

The preclinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, marketing and sales, among other things, of our product candidates and future products, are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act (FFDCA), and other laws, including, in the case of biologics, the Public Health Service Act (PHSA), in addition to the FDA’s implementing regulations. We expect envafolimab to be regulated by the FDA as a biologic, which requires the submission of a BLA and approval by the FDA prior to being marketed in the United States. We expect our small molecule product candidate TRC102 to be regulated as a drug and subject to New Drug Application (NDA) requirements, which are substantially similar to the BLA requirements discussed below. Manufacturers of our product candidates may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us or our partners, contract manufacturers and suppliers to administrative or judicial sanctions, including FDA refusal to approve applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines and/or criminal prosecution.

The steps required before a biologic may be approved for marketing of an indication in the United States generally include:

•
completion of preclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices (GLPs) and other applicable regulations;
•
submission to the FDA of an IND, which must become effective before human clinical trials may commence;

•
completion of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices (GCPs) to establish that the biological product is “safe, pure and potent,” which is analogous to the safety and efficacy approval standard for a chemical drug product for its intended use;
•
submission to the FDA of a marketing application;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with applicable current Good Manufacturing Practice requirements (cGMPs); and
•
FDA review of the marketing application and issuance of a biologics license which is the approval necessary to market a biologic therapeutic product.

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

The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a marketing application requesting approval to market the drug candidate for a proposed indication. Under the PDUFA, the fees payable to the FDA for reviewing a marketing application, as well as annual program fees for approved products, can be substantial. The fees typically increase each year. Each marketing application submitted to the FDA for approval is reviewed for administrative completeness and reviewability within 60 days following receipt by the FDA of the application. If the application is found complete, the FDA will file the marketing application, triggering a full review of the application. The FDA may refuse to file any marketing application that it deems incomplete or not properly reviewable at the time of submission. The FDA’s established goal is to review 90% of priority marketing applications within six months after the application is accepted for filing and 90% of standard marketing applications within 10 months of the acceptance date, whereupon a review decision is to be made. The FDA, however, may not approve a drug candidate within these established goals and its review goals are subject to change from time to time. Further, the outcome of the review, even if generally favorable, may not be an actual approval but a “complete response letter” that describes additional work that must be done before the application can be approved. Before approving a marketing application, the FDA may inspect the facility or facilities at which the product is manufactured and will not approve the product unless the facility complies with cGMPs. The FDA may deny approval of a marketing application if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can extend the review process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval may impose limitations on the uses for which the product may be marketed, may require that warning statements be included in the product labeling, may require that additional studies be conducted following approval as a condition of the approval, and may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a Risk Evaluation and Mitigation Strategy (REMS) or otherwise limit the scope of any approval. The FDA must approve a marketing application supplement or a new marketing application before a product may be marketed for other uses or before certain manufacturing or other changes may be made. Further post-marketing testing and surveillance to monitor the safety or efficacy of a product is required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

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

Exclusivity in Japan

In 2009, Japan’s Ministry of Health, Labour and Welfare (MHLW) and Pharmaceuticals and Medical Device Agency (PMDA) issued the first Japanese guidance on biosimilars. The guideline (currently available only in Japanese), which shares common key features to EU guidelines, outlines the nonclinical, clinical and CMC requirements for biosimilar applications and describes the review process, naming conventions and application fees.

Japan does not grant exclusivity to pharmaceutical products; however, the country does have a Post Marketing Surveillance (PMS) system that affects the timing of generic entry and, in effect, provides a period of market exclusivity to innovator products. This system allows safety data to be acquired for each product. A PMS period is set for most of new drug approvals, and until this period is over, generic companies cannot submit their applications for drug approvals as generic drugs. Recently, this period was extended to 8 years for all new drug approvals. Japan’s regulations do not allow currently for interchangeability of biosimilars with their reference products.

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

In addition, the Pediatric Research Equity Act (PREA) requires a sponsor to conduct pediatric studies for most drugs and biologicals, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must include the evaluation of the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

Certain countries outside of the United States have a process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application (CTA), must be approved by the competent national health authority and by independent ethics committees in each country in which a company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed in that country. In all cases, the clinical trials must be conducted in accordance with GCPs and other applicable regulatory requirements.

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

Employees

As of December 31, 2023, we had a total of 17 full-time employees, 11 of whom are involved in research, development or manufacturing, and three of whom have Ph.D., Pharm.D. or M.D. degrees. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

We are a clinical stage biopharmaceutical company with limited operating history. All the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $3.6 million and $29.1 million for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, we had an accumulated deficit of $240.5 million.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our current level of research and development expenses to decrease in 2024 with the completion of enrollment of the ENVASARC trial in Q1 2024, however this is based on our current expectations which are subject to change.

At December 31, 2023, we had cash and cash equivalents totaling $8.6 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease. Based upon our current operating plan, we believe that our cash and cash equivalents as of December 31, 2023 will be sufficient to fund the current requirements of working capital and other financial commitments, including our operating lease obligations, into mid-2024. We will need additional funding to complete the development and commercialization of product candidates, including envafolimab and YH001. In addition, in December 2019, we entered into a collaboration and clinical trial agreement with 3D Medicines and Alphamab, and in October 2021, we entered into a collaborative development and commercialization agreement with Eucure and Biocytogen. Under these agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations. We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches. As more fully discussed in Note 1 to the audited consolidated financial statements included in this Annual Report, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of 12 months following the date these accompanying consolidated financial statements were issued.

Regardless of our expectations, circumstances beyond our control, including the effects of adverse macroeconomic and geopolitical developments may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties or we could encounter difficulties obtaining clinical trial material or other supplies that could increase our development costs more than we expect. We will require additional capital prior to completing clinical development, filing for regulatory approval, or commercializing any product candidates.

In December 2020, as amended in March 2022, we entered into the Capital on DemandTM Sales Agreement (as amended, the Sales Agreement) with JonesTrading Institutional Services LLC (JonesTrading) pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, $41.5 million of which remains available for sale as of December 31, 2023. In May 2023, we and Lincoln Park Capital Fund, LLC (Lincoln Park) entered into the LPC Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park is committed to purchase up to an aggregate of $26.0 million of shares of our common stock from time to time and at our sole discretion over the term of the LPC Purchase Agreement, $25.0 million of which remains available for sale as of December 31, 2023. While the Sales Agreement and LPC Purchase Agreement provide us with an additional option to raise capital through issuances and sales of our common stock, there can be no guarantee that we will be able to sell shares under the Sales Agreement and LPC Purchase Agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3, subject to limitations on the amount of securities we may sell within any 12 month period, by means of ordinary brokers’ transactions at market prices. Moreover, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the Sales Agreement from time to time. If sales are made under the Sales Agreement and LPC Purchase Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline, and may make it tougher for us to raise additional financing.

Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. For example, if we do not achieve the primary endpoint of our ENVARSAC Phase 2 pivotal trial, we may not continue development of envafolimab as a single agent in UPS/MFS, which would likely adversely our ability to raise additional financing and could significantly impact our ability to continue as a going concern and negatively impact our stock price and operations. As a result of adverse macroeconomic and geopolitical developments, such as recent and potential future bank failures, health epidemics, ongoing military conflict between Ukraine and Russia, the recent state of war between Israel and Hamas and the related risk of a larger regional conflict, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate further, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development of product candidates or otherwise significantly curtail, or cease, operations. If we are unable to pursue or are forced to delay our planned drug development efforts due to lack of financing, it would have a material adverse effect on our business, financial condition, operating results and prospects.

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

We are currently authorized to issue 60.0 million shares of our common stock. We may be required to increase our authorized shares in order to raise additional capital. Issuances of our shares of common stock following an increase in authorized shares would result in further dilution to our existing stockholders. For instance, our cash and cash equivalents are sufficient to fund the current requirements of working capital and other financial commitments, including our operating lease obligations, into mid-2024. In the absence of additional capital, we do not anticipate being able to provide final response assessment data including duration of response in all patients from the ENVASARC trial in the second half of 2024 or complete the Phase 2 trial of TRC102 in 2025, and therefore may not be able to complete our trials on the current timelines or at all. If we are not able to raise additional funds on a timely basis, we may be forced to delay, reduce the scope of, or eliminate one or more of our planned operating activities or otherwise significantly curtail or cease operations. Any delay or inability to pursue our planned activities likely will adversely affect our business, financial condition, and stock price. The continued low trading price of our common stock (with a closing price of $0.181 per share on February 29, 2024) presents a significant challenge to our ability to raise additional funds.

Risks Related to Clinical Development and Regulatory Approval of Product Candidates

If our ENVASARC Phase 2 pivotal trial does not achieve its primary endpoint, we may not continue development of envafolimab as a single agent in UPS/MFS or obtain regulatory approval of envafolimab in UPS/MFS.

We are initially developing envafolimab in refractory UPS/MFS, where the PD-(L)1 inhibitors given as single agents demonstrated response rates which were significantly higher than the response rate demonstrated by the FDA-approved treatment Votrient or chemotherapy in UPS/MFS. Nine of 80 responses (11.25%) by blinded independent central review (BICR) are needed to satisfy the primary endpoint of the trial which is to statistically exceed the known 4% ORR of Votrient for patients with refractory UPS or MFS. In December 2023, we announced that the ENVASARC trial had enrolled more than 70 of the 80 planned patients in cohort C of single agent envafolimab treatment. Additional safety and efficacy data were reviewed for 46 patients enrolled into cohort C who were the subject of the September IDMC review. For patients that completed a minimum of 12 weeks of efficacy evaluations and the ORR was 15% by investigator review and 8.7% by BICR. Median duration of response by BICR remains greater than six months. If the response rate of envafolimab as a single agent in UPS/MFS by BICR does not exceed 11.25%, we will not achieve the primary endpoint for our Phase 2 pivotal trial and may not continue development of envafolimab as a single agent in UPS/MFS or obtain regulatory approval of envafolimab in UPS/MFS. Any discontinuation by us of our development of envafolimab as a single agent in UPS/MFS would likely adversely impact our ability to raise additional financing and could significantly impact our ability to continue as a going concern, cause a decline in our stock price and adversely affect our operations. Even if we demonstrate sufficient responses in the ENVARSAC trial, the FDA or other regulatory agencies may not agree with our clinical development plan and require that we conduct additional clinical trials to support our regulatory submissions, including that we conduct more than one pivotal trial in order to gain approval. Any such additional trials would significantly delay our clinical development, result in additional costs to us, may significantly impact our ability to continue as a going concern and could adversely impact our stock price and operations.

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

If we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. In the event we do not receive accelerated approval, the related development costs associated with our product candidates will increase and the related timelines will be delayed. The FDA could require us to conduct further studies prior to considering our application or granting approval of any type and may require us to have a confirmatory trial to verify the clinical benefit of the product candidate underway and partially or fully enrolled before granting approval. Even if we receive accelerated approval from the FDA, it will be subject to rigorous post marketing requirements, including the completion of confirmatory post market clinical trials, submission to the FDA of periodic progress reports on confirmatory trials, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw accelerated approval for multiple reasons, including if we fail to conduct any required post market study with due diligence; a post market study does not confirm the predicted clinical benefit; other evidence shows that the product is not safe or effective under the conditions of use; or we disseminate promotional materials that are found by the FDA to be false and misleading. Under the Consolidated Appropriations Act for 2023, the FDA may use expedited procedures to withdraw any product for which we receive accelerated approval if our confirmatory trials fail to verify the purported clinical benefits. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

If we have disagreements with our corporate partners, if they do not perform their obligations under the collaboration and clinical trial agreements or there are negative events with respect to envafolimab or YH001 outside of the licensed indications or North America, there could be material adverse consequences to our ability to successfully develop and commercialize envafolimab and YH001 in North America or to the value of envafolimab and YH001 to us. Any such consequences would likely adversely impact our ability to raise additional financing and could significantly impact our ability to continue as a going concern and our stock price and operations.

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

For applications filed before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party, or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the claims of our applications and patents. As of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. The change to “first-to-file” from “first-to-invent” is one of the changes to the patent laws of the United States resulting from the Leahy-Smith America Invents Act (the Leahy-Smith Act) signed into law on September 16, 2011. Among some of the other significant changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. It is not yet clear, what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We are a party to a number of license agreements that are important to our business, and we may enter into additional license agreements in the future. Envafolimab and associated intellectual property have been licensed from 3D Medicines and Alphamab and YH001 and associated intellectual property have been licensed from Eucure and Biocytogen. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If there is any conflict, dispute, disagreement or issue of non-performance between us and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment or diligence obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our and our partners’ ability to utilize the affected intellectual property in our drug development efforts, and our ability to enter into collaboration or marketing agreements for a product candidate, may be adversely affected.

The failure of our partners to meet their contractual obligations to us could adversely affect our business.

Our reliance on our partners poses a number of additional risks, including the risk that they may not perform their contractual obligations to us to our standards, in compliance with applicable legal or contractual requirements, in a timely manner or at all; they may not maintain the confidentiality of our proprietary information; and disagreements or disputes could arise that could cause delays in, or termination of, the research, development or commercialization of product candidates or result in litigation or arbitration. Litigation, arbitration or adversarial proceedings may be prolonged and might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, reputation, overall financial condition and operating results.

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

There has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

If we are unable to successfully out-license our CRO-independent PDP, our business could materially suffer.

We have developed and out-licensed our CRO-independent PDP for the design, conduct and administration of clinical trials and related research and development activities, including activities relating to regulatory filings, submissions and approvals. Currently, we have only granted a non-exclusive and non-transferable license of our CRO-independent PDP to one licensee. However, we may not be able to identify additional suitable partners. If we are unable to identify suitable partners for our CRO-independent PDP or if we are required to enter into agreements with such partners on unfavorable terms, our business and prospects could materially suffer.

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

Although we do not currently have any products on the market, we and our partners are subject to healthcare regulation and enforcement by the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws that may affect our ability to operate include:

•
the U.S. Federal Anti-Kickback Statute, which applies to our business activities, including our research, marketing practices, educational programs, pricing policies and relationships with healthcare providers, by prohibiting, among other things, knowingly and willfully soliciting, receiving, offering or providing any remuneration (including any bribe, kickback or rebate) directly or indirectly, overtly or covertly, in cash or in kind, intended to induce or in return for the purchase or recommendation of any good, facility item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare or Medicaid programs;
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
•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
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
•
federal “sunshine” requirements imposed by the ACA on certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services information regarding any payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as nurse practitioners and physicians assistants), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members; and
•
state or foreign law equivalents of each of the above federal laws that may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information relating to drug and biologic pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We are also subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal health data in the EU is governed by the General Data Protection Regulation (the EU GDPR). The EU GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The EU GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The EU GDPR requirements apply not only to third party transactions, but also to transfers of information within our company, including employee information. The EU GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third party vendors process, including in clinical trials conducted in the United States and EU. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Our ability to use our net operating loss (NOL) carryforwards and certain other tax attributes may be limited.

As of December 31, 2023, we had federal and California NOL carryforwards of $190.2 million and $146.9 million, respectively. Certain of the federal and California NOL carryforwards will begin to expire in 2030 and 2033, respectively, if not utilized. The federal NOL generated after 2017 of $106.9 million will carryforward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. As of December 31, 2023, we also had federal research and development and Orphan Drug tax credit carryforwards of $15.1 million and California research and development tax credit carryforwards of $3.3 million. The federal research and development and Orphan Drug tax credit carryforwards will begin expiring in 2031 and 2036, respectively, if not utilized. The California research credit will carry forward indefinitely under current law. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and/or supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, rising tensions between China and Taiwan, the ongoing conflict in Israel and surrounding areas, the attacks on marine vessels traversing the Red Sea and the ongoing military conflict between Russia and Ukraine have created volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain which could strain our suppliers, manufacturers and collaborators, possibly resulting in additional supply disruption for our product candidates and delays to our clinical trials. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. If economic conditions in Europe and other key markets for our business and the business of our suppliers, manufacturers and collaborators remain uncertain or deteriorate further, we could experience adverse effects on our business, financial condition or results of operations.

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
•
failure to enter into new, or maintain our existing, collaboration and clinical trial agreements;
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
•
trading volume of our common stock.

In addition, the stock market in general, and the Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2023 through February 29, 2024, the closing price of our common stock has ranged between $0.1322 and $2.06 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

If we fail to continue to meet all applicable listing requirements, our common stock may be delisted from the Nasdaq Capital Market, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market, which has qualitative and quantitative listing criteria. If we are unable to meet all of the Nasdaq Stock Market LLC (Nasdaq) continued listing requirements and at least one of the Nasdaq continued listing standards in the future, including if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days (the Minimum Bid Price Requirement), or if we are unable to maintain at least $2.5 million in stockholders’ equity or a market capitalization of at least $35.0 million, Nasdaq could determine to delist our common stock. For example, on June 8, 2023, we received letters (the Notices) from the Listing Qualifications staff (the Staff) of the Nasdaq notifying us that (i) for 30 consecutive business days preceding the date of the Notices, the market value of our common stock was less than $35.0 million, which does not meet the requirement for continued listing on the Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(b)(2) (the Market Value Rule), and (ii) we failed to satisfy the Minimum Bid Price Requirement.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C) and Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq had provided us with 180 calendar days, or until December 5, 2023, to regain compliance with the Market Value Rule and the Minimum Bid Price Requirement. On December 6, 2023, we received written notice (the Delisting Notice) from Nasdaq notifying us that we had not regained compliance with the Market Value Rule (and we did not satisfy any of the other applicable financial and liquidity standards) or the Minimum Bid Price Requirement. Consequently, Nasdaq had determined that our common stock would be scheduled for delisting and suspended at the opening of business on December 15, 2023 unless we requested an appeal of this determination on or before December 13, 2023. On December 12, 2023, we submitted a request for an oral appeal hearing before a Hearings Panel (the Panel). The hearing is scheduled to occur on March 7, 2024. Accordingly, the delisting and suspension of trading of our common stock will be stayed pending the issuance of the Panel’s final written decision. There can be no assurance that a favorable decision will be obtained from the Panel or that we will be successful in maintaining the listing of our common stock on the Nasdaq Capital Market.

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

There can be no assurance that our appeal of the delisting determination will be successful or that we will be successful in maintaining the listing of its common stock on the Nasdaq Capital Market.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors (Board), which is responsible for appointing the members of our management. In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our Board. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.

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

General Risk Factors

We are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations, reputational harm; loss of revenue or profits; and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states, including California, Virginia, Colorado, Connecticut, and Utah, have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020 (collectively, the CCPA), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines for noncompliance (up to $7,500 per intentional violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) impose strict requirements for processing personal data.

For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA's standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations. If we or the third parties upon which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or our operations.

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Third party sites that take part in clinical trials we sponsor or third parties that are also sponsoring clinical trials involving our product candidates or those of our partners, such as NCI and Case Western, face similar threats and any security breach of their systems could adversely affect us. Security breaches could be particularly harmful to our business due to our reliance on internal clinical development functions and systems to conduct our clinical trials. For example, for clinical trials that we conduct, we rely on third party hosted software to manage the resulting clinical data. While the third party vendor is obligated to back up our clinical data on its servers, we do not independently back up our clinical data, and a loss of our clinical data by the third party vendor could result in delays in our development programs, cause us to breach our obligations to our third party collaborators, and significantly increase our costs to recover or reproduce the data. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party sites or other service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party sites or service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely), but we may not be able to detect and remediate all vulnerabilities in a timely manner because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon which we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

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

We are regularly subject to general litigation and other claims, which could have an adverse effect on our business and results of operations.

We are regularly subject to general litigation and other claims that arise in the ordinary course of our business. The outcome and impact of such litigation cannot be predicted with certainty, but regardless of the outcome, these proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors. While the results of these claims have not historically had a material effect on us, we may not be able to defend ourselves adequately against these claims in the future, and these proceedings may have a material adverse impact on our financial condition or results of operations.

We may also be subject to intellectual property claims, which are extremely costly to defend, could require us to pay significant damages, and could limit our ability to use certain technologies in the future. Companies in the biopharmaceutical industry are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights.

Third-party intellectual property rights may cover significant aspects of our technologies or business methods or block us from expanding our offerings. Any intellectual property claim against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters.

Many potential litigants, including some patent-holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages, and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights. We also might be required to seek a license for third-party intellectual property. Such a license may be unavailable or may require us to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, and confidential information that is proprietary, strategic or competitive in nature (Information Systems and Data).

Our IT personnel, third-party service providers, and Board help identify, assess and manage the Company’s cybersecurity threats and risks. In doing so, they identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s and industry’s risk profile using various methods including, for example, manual and automated tools, subscribing to reports and services that identify cybersecurity threats, conducting scans of potential threat environments, and evaluating threats reported to us.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: maintaining disaster recovery and business continuity plans, conducting risk assessments, implementing security standards and certifications, encrypting data, maintaining network security controls, access controls, physical security measures, and system monitoring tools, conducting employee training, and maintaining cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s enterprise risk management program with our Board maintaining oversight of cybersecurity risk management, and, to that end, the Board typically meets regularly with business personnel responsible for cybersecurity risk management and receives periodic reports.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, third-party cybersecurity software providers. Additionally, we use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have a vendor management program to manage cybersecurity risks associated with our use of these providers, including the performance of audits. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report, including the “If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to interruptions to our operations such as our clinical trials; regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences” risk factor.

Governance

Our Board addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Director of Information Technology who has over twenty years of experience in IT and Systems Administration.

Our Director of Information Technology and Chief Financial Officer (CFO) are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our CFO is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CFO and CEO. The CFO and CEO work with the Director of Information Technology to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the Board certain cybersecurity incidents.

The Board receives regular reports from the CFO concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The Board also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

Holders of Common Stock

As of March 1, 2024, there were approximately 101 holders of record of our common stock. Certain shares of our common stock are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our Board deem relevant.

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

Recent Sales of Unregistered Securities.

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, timing of future events and future financial performance, includes forward-looking statements that are based upon current beliefs, plans and expectations and involve risks, uncertainties and assumptions. You should review the sections tilted “Risk Factors” and “Forward-Looking Statements” of this Annual Report for a discussion of important factors that could cause our actual results and the timing of selected events to differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect actual outcomes.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer and utilizing our cost efficient, contract research organization (CRO) independent product development platform to partner with other life science companies to develop and commercialize innovative products in the United States.

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by rapid subcutaneous injection for the treatment of sarcoma in North America. The ENVASARC Phase 2 pivotal trial (the ENVASARC trial) is enrolling 80 patients at 600mg of envafolimab every three weeks in cohort C, in the sarcoma subtypes of undifferentiated pleomorphic sarcoma (UPS) and myxofibrosarcoma (MFS). Nine of 80 responses (11.25%) by blinded independent central review (BICR) are needed to satisfy the primary endpoint of the trial which is to statistically exceed the known 4% objective response rate (ORR) of Votrient® (pazopanib), the only U.S. Food and Drug Administration (FDA)-approved treatment for patients with refractory UPS or MFS. Achieving the primary endpoint of exceeding the known 4% ORR could be the basis for accelerated approval of envafolimab by the FDA. The trial will provide at least 86% power to demonstrate the lower bound of the 95% confidence interval is greater than 5% in each cohort, which would be greater than the 4% ORR of Votrient reported in soft tissue sarcoma in its package insert. We presented a poster on the design and endpoints of the ENVASARC trial at the Connective Tissue Oncology Society meeting in November 2023.

In December 2023, we announced that the ENVASARC trial had enrolled more than 70 of the 80 planned patients in cohort C of single agent envafolimab treatment. Safety and efficacy data were re-reviewed for 46 patients enrolled into cohort C. Since September 2023, an additional patient has achieved an objective response by investigator review, which increased the ORR by investigator review to 15%. The most recent objective response has not yet been confirmed by BICR. The primary endpoint of the study is achievement of an ORR in nine of 80 patients (11.25%) treated with envafolimab by BICR and median duration of response of greater than six months is a key secondary endpoint. Median duration of response by BICR remained greater than six months in December 2023. In addition, envafolimab remained generally well tolerated.

In September 2023, we announced that the ENVASARC Phase 2 pivotal trial more than satisfied the futility threshold of 3 responses out of 46 by BICR and based on the results of the second and final mandated IDMC efficacy review, the trial would continue as planned. The IDMC reviewed interim safety and efficacy data from 46 patients enrolled into cohort C of treatment with single agent envafolimab who completed two on-treatment scans, which are a minimum of 12 weeks of efficacy evaluations. The ORR in the initial 46 patients treated with single agent envafolimab was 13% by investigator review and 8.7% by BICR. Envafolimab monotherapy was generally well tolerated and median duration of response by BICR was greater than six months.

In June 2023, an independent data monitoring committee (IDMC) performed an ad hoc review of interim safety and efficacy data from more than 80 patients equally randomized into cohort C of single agent envafolimab or cohort D of envafolimab given in combination with Yervoy. The combination of envafolimab with Yervoy did not demonstrate synergy when compared to single agent envafolimab and we terminated enrollment in cohort D.

To date, the trial has enrolled more than 75 of the planned 80 patients and full accrual of the ENVASARC trial is expected to be completed by the end of the first quarter of 2024. We expect to report a review of safety and efficacy data in the first quarter of 2024 following a review of a data package that is being prepared for an ad hoc IDMC meeting, including in the more than 20 patients enrolled following the September IDMC review who will have had a minimum of 12 weeks of efficacy evaluations (e.g., two CT scans) at that time. We expect to have final response assessment data including duration of response in all patients from the ENVASARC trial in the second half of 2024. Assuming positive data, we plan to submit a biologics license application (BLA) to the FDA seeking accelerated approval in 2024. At any time that we reach nine responses in cohort C by BICR and meet the primary endpoint, we expect to discuss the submission process with the FDA.

UPS has an incidence of 0.8 to 1.0 cases per 100,000 patients in the western world and accounts for approximately 17% of new cases of soft tissue sarcoma in the United States, with prevalence rates estimated at approximately 1.5 to 2.0 times incidence, and MFS accounts for half as many cases as UPS in the United States. We estimate that marketing envafolimab in refractory UPS and MFS could generate peak annual sales of up to $200 million in the United States without considering a price premium to the reference PD-1 inhibitors Opdivo (nivolumab) or Keytruda (pembrolizumab) that are administered intravenously. We estimate that sales of envafolimab in rarer sarcoma subtypes where the activity of checkpoint inhibition has been demonstrated could generate annual sales of up to $100 million in the United States.

Our other clinical stage oncology product candidates include TRC102, which is a small molecule that has been studied in Phase 1 and Phase 2 trials for the treatment of mesothelioma, lung cancer, glioblastoma and solid tumors and YH001, which is a monospecific investigational cytotoxic T-lymphocyte-associated protein 4 (CTLA-4) antibody, that we licensed from Eucure (Beijing) Biopharma Co., Ltd. (Eucure) and Biocytogen Pharmaceuticals (Beijing) Co., Ltd. (Biocytogen) in October 2021.

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

Our other product candidate, YH001, is an investigational humanized CTLA-4 IgG1 monoclonal antibody that completed dosing in two Phase 1 trials sponsored by Eucure for the treatment of various cancer types. CTLA-4 is a protein expressed on T-cells and expressed at high levels specifically on regulatory T-cells that act as a checkpoint to inhibit effector T-cell immune responses to cancer cells. The CTLA-4 inhibitor Yervoy (ipilimumab) marketed by BMS has been approved as a single agent in melanoma and approved in combination with other therapies in multiple indications including non-small cell lung cancer, renal cell carcinoma (RCC) and microsatellite instability-high (MSI-H) or mismatch repair deficient (dMMR) cancer. Data from the Phase 1 dose escalation trial in Australia of YH001 in combination with the PD-1 antibody, toripalimab, were presented at the American Society of Clinical Oncology 2022 Annual Meeting. YH001 was well tolerated up to 4 mg/kg when combined with toripalimab in the 24 patients as of the December 31, 2021 data cut-off date. The Phase 1 dose escalation trial in China of YH001 as a single agent, completed enrollment and determined a recommended Phase 2 dose. No CTLA-4 therapy is approved by the FDA for the treatment of soft tissue sarcoma.

In August 2022, we announced that the FDA had cleared the Investigational New Drug (IND) application for the initiation of a Phase 1/2 clinical trial of YH001 dosed in combination with envafolimab and doxorubicin, an approved treatment for soft tissue sarcoma. In December 2022, we initiated dosing in the Phase 1/2 clinical trial to assess the safety and efficacy of the triplet combination of YH001, envafolimab and doxorubicin in the common sarcoma subtypes of leiomyosarcoma and dedifferentiated liposarcoma and of the doublet combination of YH001 and envafolimab in patients with the rare sarcoma subtypes of alveolar soft part sarcoma and chondrosarcoma. Given the recommendation of the IDMC to terminate enrollment in cohort D of the ENVASARC trial of dosing envafolimab with the CTLA-4 antibody Yervoy, we reviewed safety and efficacy data from more than ten patients who received envafolimab with the CTLA-4 antibody YH001. Following the data review and discussions with principal investigators, we discontinued enrollment in the Phase 1/2 clinical trial of YH001 in combination with envafolimab and doxorubicin. We presented data from the 15 patients enrolled into the Phase 1/2 clinical trial in a poster in November 2023 at the Connective Tissue Oncology Society meeting. We plan to continue the development of envafolimab with doxorubicin in soft tissue sarcoma in a separate trial and may initiate trials of YH001 as a single agent or in combination with immunotherapies in other tumor types.

The following table summarizes key information regarding ongoing development of our clinical stage product candidates:

	Phase	Data Expected
Envafolimab
Soft Tissue Sarcoma (UPS and MFS)	Pivotal Phase 2	Updated Interim Data – Q1 of 2024 Final Data – second half of 2024
TRC102
Lung Cancer	Randomized Phase 2	2025

We utilize a product development platform (PDP) that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups manage significant aspects of our clinical trials with internal resources. We use these internal resources to reduce the costs associated with utilizing CROs to conduct clinical trials. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which can expedite patient enrollment and improve the quality of patient data as compared to a CRO-managed model. We have leveraged this platform in all of our sponsored clinical trials, in addition to recently monetizing our platform independently by licensing our PDP to Inhibrx, Inc. (Inhibrx) in November 2023 for a $3.0 million upfront fee. We have also leveraged our PDP to diversify our product pipeline without payment of upfront license fees through license agreements with Eucure, a division of Biocytogen, 3D Medicines and Alphamab, and Janssen. We continue to evaluate life science companies that would benefit from a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise, or that wish to license our PDP to enable them to run CRO-independent clinical trials. We believe we will continue to be recognized as a preferred U.S. clinical development partner through a cost- and risk-sharing partnership structure, which may include U.S. commercialization.

Our goal is to be a leader in the development of targeted therapies for patients with cancer and other diseases of high unmet medical need.

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt. At December 31, 2023, we had cash and cash equivalents totaling $8.6 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease.

We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $3.6 million and $29.1 million for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, we had an accumulated deficit of $240.5 million.

We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our current level of research and development expenses to decrease in 2024 with the completion of enrollment of the ENVASARC trial in Q1 2024, partially offset as we:

•
in-license additional product candidates for development and commercialization, and
•
seek regulatory approvals for product candidates that successfully complete clinical trials.

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

License and Collaboration Agreements

Inhibrx License Agreement

In November 2023, we granted a non-exclusive and non-transferable license of our CRO-independent PDP to Inhibrx for the design, conduct and administration of clinical trials and related research and development activities, including activities relating to regulatory filings, submissions and approvals (the PDP License), for a nonrefundable upfront fee of $3.0 million. The PDP License allows Inhibrx to use our configuration documentation with a widely used software package in addition to use our validation and qualification of the software package, and our standard operation procedure documents, policies, work instructions, and clinical operation templates (the Licensed Technology). We are also able to earn an additional $0.2 million upon the completion of up to 500 hours of training to Inhibrx by us or six months following our delivery of the Licensed Technology, whichever is earlier.

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

Financial Operations Overview

Revenue

We expect that any revenue we generate will fluctuate from period to period as a result of the timing of entering into any additional license and collaboration agreements and recognition of associated upfront and milestone payments, and the extent to which any of our products are approved and successfully commercialized by us or our partners. If we or our partners fail to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues, our results of operations and our financial position could be adversely affected.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated:

	Year Ended December 31,
	2023	2022	2021

Third-party research and development expenses:
Envafolimab	$5,628	$7,570	$5,704
YH001	2,248	390	3
TRC102	113	379	142
Total third-party research and development expenses	7,989	8,339	5,849
Unallocated expenses	4,288	5,549	5,297
Total research and development expenses	$12,277	$13,888	$11,146

Unallocated expenses consist primarily of our internal personnel and facility related costs.

We expect our current level of research and development expenses to decrease in 2024 with the completion of enrollment of the ENVASARC trial in Q1 2024.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include legal services, insurance, occupancy costs, accounting services, and the cost of various consultants.

We anticipate that our general and administrative expenses will remain relatively consistent in 2024.

Other Income (Expense)

In 2023, other income primarily consists of the arbitration award collected in July 2023, partially offset by interest related to our arbitration financing agreement, which was paid off in full in July 2023. In 2022, other expense primarily consists of interest related to our loan agreements with SVB, which was terminated in June 2022, and Runway Growth Finance Corp., which was terminated in April 2023, offset in part by interest income from our cash equivalents and investing activities.

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

While our significant accounting policies are more fully described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policy related to clinical trial expense accruals is the most critical to understanding and evaluating our reported financial results.

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

Our objective is to reflect the appropriate trial expenses in our consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials. During the course of a clinical trial, we adjust the clinical expense recognition if actual results differ from our estimates. We make estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. Our clinical accruals are dependent upon accurate reporting by third-party vendors. Although we do not expect our estimates to differ materially from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three years ended December 31, 2023, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Other Company Information

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2023, we had federal and California NOL carryforwards of $190.2 million and $146.9 million, respectively. The federal and California NOL carryforwards will begin to expire in 2030 and 2033, respectively, if not utilized. The federal NOL generated after 2017 of $106.9 million will carryforward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. As of December 31, 2023, we also had federal research and development and Orphan Drug tax credit carryforwards of $15.1 million and California research and development tax credit carryforwards of $3.3 million. The federal research and development and Orphan Drug tax credit carryforwards will begin expiring in 2031 and 2036, respectively, if not utilized. The California research credit will carry forward indefinitely under current law.

Pursuant to Sections 382 and 383 of the Code, our annual use of our NOL and research and development credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. We completed a Section 382/383 analysis regarding the limitation of our NOL and research and development credit carryforwards as of December 31, 2018 and did not identify a cumulative change in ownership of more than 50% within the proceeding three-year period. Future ownership changes, including changes during the year ended December 31, 2023, may limit our ability to utilize our remaining NOL and research and development tax credit carryforwards. As of December 31, 2023, we had a full valuation allowance against our deferred tax assets.

Results of Operations

This section discusses our results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022. For a discussion and analysis of the year ended December 31, 2022 compared to the year ended December 31, 2021 please refer to the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 8, 2023.

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022	Change
	(in thousands)
Revenue	$12,045	$—	$12,045
Research and development expenses	12,277	13,888	(1,611)
General and administrative expenses	6,666	14,006	(7,340)
Arbitration success fees	2,375	—	2,375
Total other income (expense)	5,685	(1,241)	6,926

Revenue. Revenue was $12.0 million for the year ended December 31, 2023, $9.0 million of which was from the termination of the TJ004309 Agreement and $3.0 million of which was from the license of our CRO-independent PDP in November 2023.

Research and development expenses. Research and development expenses were $12.3 million and $13.9 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $1.6 million was primarily due to the termination of enrollment in cohort D of the ENVASARC trial, partially offset by envafolimab drug product purchased in 2023 for clinical trials. We expect our current level of research and development expenses to decrease in 2024 with the completion of enrollment of the ENVASARC trial in Q1 2024.

General and administrative expenses. General and administrative expenses were $6.7 million and $14.0 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $7.3 million was primarily due to lower legal expenses. We expect general and administrative expenses to remain relatively consistent in 2024.

Arbitration success fees. Arbitration success fees were $2.4 million for the year ended December 31, 2023 and were related to our legal fee arrangement with our attorneys from the I-Mab arbitration.

Total other income (expense). Total other income was $5.7 million for the year ended December 31, 2023 and primarily related to the $13.0 million gain associated with the collection of the arbitration award in July 2023, which consisted of the $22.0 million amount collected less the $9.0 million TJ004309 termination fee recognized as collaboration revenue, partially offset by $7.2 million of interest related to our arbitration financing agreement. Total other expense was $1.2 million for the year ended December 31, 2022 and primarily consisted of interest expense incurred associated with the RGC Loan Agreement.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents. We believe that our cash and cash equivalents as of December 31, 2023 will be sufficient to fund the current requirements of working capital and other financial commitments, including our operating lease obligations, into mid-2024. Based on our current business plan, we believe that there is substantial doubt as to whether our existing cash and cash equivalents will be sufficient to meet our obligations as they become due within one year from the date the audited consolidated financial statements are issued.

We may fund our future liquidity needs by selling shares of our common stock under our existing Sales Agreement with JonesTrading and our common stock purchase agreement (the LPC Purchase Agreement) with Lincoln Park. In addition, we periodically consider various other financing alternatives, including debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions, in order to meet our liquidity needs and may, from time to time, seek to take advantage of favorable interest rate environments, if any, or other market conditions.

We have incurred losses and negative cash flows from operations since our inception. As of December 31, 2023, we had an accumulated deficit of $240.5 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to decrease in 2024 with the completion of enrollment of the ENVASARC trial. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Lincoln Park Capital Fund, LLC (Lincoln Park) Common Stock Purchase Agreement

In May 2023, we and Lincoln Park entered into the LPC Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park is committed to purchase up to an aggregate of $26.0 million of shares of our common stock from time to time and at our sole discretion over the term of the LPC Purchase Agreement, $25.0 million of which remains available for sale as of December 31, 2023.

At our special meeting of stockholders held in September 2023, stockholder approval, in accordance with applicable rules of the Nasdaq Stock Market, was obtained for the potential future sale and issuance of shares of our common stock to Lincoln Park in accordance with the pricing terms set forth in the LPC Purchase Agreement that could result in Lincoln Park owning in excess of 19.99% of the shares of our common stock outstanding immediately after giving effect to such sale.

Common Stock and Pre-Funded Warrants Offerings

In March 2023, we issued and sold 174,508 shares of our common stock at a purchase price of $1.38 per share and pre-funded warrants to purchase 2,013,999 shares of our common stock at a purchase price of $1.37 per share of underlying common stock with an exercise price of $0.01 per share of underlying common stock (the 2023 Pre-Funded Warrants) for net proceeds of approximately $3.0 million in a private placement (the Private Placement) with an accredited institutional healthcare-focused fund. In accordance with their terms, the 2023 Pre-Funded Warrants may not be exercised if the holder’s ownership of our common stock would exceed 19.99% of the shares of our common stock outstanding immediately after giving effect to such exercise, unless approval by our stockholders is obtained as required under the Nasdaq listing standards, including Nasdaq Listing Rules 5635(b) and (d).

In June 2022, we issued and sold 841,989 shares of our common stock at a purchase price of $1.32 per share and pre-funded warrants to purchase 2,205,018 shares of our common stock at a purchase price of $1.31 per share of underlying common stock with an exercise price of $0.01 per share of underlying common stock (the 2022 Pre-Funded Warrants) for net proceeds of approximately $3.9 million in a registered direct offering (the Offering) with an accredited institutional healthcare-focused fund. In accordance with their terms, the 2022 Pre-Funded Warrants may not be exercised if the holder’s ownership of our common stock would exceed 19.99% of the shares of our common stock outstanding immediately after giving effect to such exercise. In connection with the Offering, we amended two existing pre-funded warrants to purchase shares of our common stock held by the same institutional healthcare-focused fund to extend the exercise periods and to permit exercise in excess of a similar 19.99% limit following approval of our stockholders of such exercise, unless approval by our stockholders is obtained as required under the Nasdaq listing standards, including Nasdaq Listing Rules 5635(b) and (d).

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

ATM Facility

In December 2020, as amended in March 2022, we entered into the Sales Agreement with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, $41.5 million of which remains available for sale as of December 31, 2023. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3, subject to limitations on the amount of securities we may sell pursuant to its effective registration statement on Form S-3 within any 12 month period, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement.

Operating Lease Obligations

Our operating lease obligations relate to our corporate headquarters in San Diego, California, which expires in April 2027. As of December 31, 2023, future minimum lease payments under this lease were $0.3 million and $0.7 million for each of the next 12 and 24 months, respectively.

Other Obligations

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Year Ended
	December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$3,676	$(26,239)
Investing activities	—	(17)
Financing activities	(12,539)	19,684
Change in cash, cash equivalents, and restricted cash	$(8,863)	$(6,572)

Operating activities. Net cash provided by operating activities was $3.7 million for the year ended December 31, 2023 and was primarily due to collection of the $22.0 million arbitration award and changes in our working capital, partially offset by non-cash charges including stock-based compensation. Net cash used in operating activities was $26.2 million for the year ended December 31, 2022 and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Investing activities. Net cash used in investing activities was $17,000 for the year ended December 31, 2022.

Financing activities. Net cash used in financing activities was $12.5 million for the year ended December 31, 2023 and primarily resulted from our repayment of $10.5 million and $10.0 million under the terms of our arbitration financing agreement and RGC loan agreement, respectively, partially offset by $3.0 million in net proceeds from the March 2023 Private Placement and $5.1 million in periodic issuances and sales of our common stock under the LPC Purchase Agreement and Sales Agreement with JonesTrading. Net cash provided by financing activities was $19.7 million for the year ended December 31, 2022 and primarily resulted from our $10.0 million debt financing with RGC, $3.4 million in net proceeds from our arbitration financing arrangement, and $7.9 million in net proceeds received from the Offering and periodic issuances and sales of our common stock under the Sales Agreement with JonesTrading, partially offset by $1.7 million in SVB loan repayments.

Funding Requirements

At December 31, 2023, we had cash and cash equivalents totaling $8.6 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease. We believe that our cash and cash equivalents as of December 31, 2023 will be sufficient to fund the current requirements of working capital and other financial commitments, including our operating lease obligations, into mid-2024. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. These uncertainties raise substantial doubt about our ability to meet our obligations as they become due and continue as a going concern for a period of 12 months following the date that the accompanying audited consolidated financial statements were issued.

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

Until we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and licensing arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Any discontinuation by us of our development of envafolimab as a single agent in UPS/MFS would likely adversely impact our ability to raise additional financing and could significantly impact our ability to continue as a going concern. As a result of adverse macroeconomic and geopolitical developments, such as the ongoing military conflict between Ukraine and Russia or the recent state of war between Israel and Hamas and the related risk of a larger regional conflict, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, actual or anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans or programs which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

TRACON Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TRACON Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Clinical Trial Expense Accruals
Description of the Matter

During 2023, the Company incurred $12.3 million for research and development expense and as of December 31, 2023, the Company accrued $6.7 million for clinical trial expenses. As described in Note 1 of the consolidated financial statements, the Company records accruals for estimated research and development costs relating to clinical trials comprising payments for work performed by third party vendors and consultants, participating clinical trial sites, and others. The Company accounts for the expenses based upon the progress of the clinical trial as measured by patient progression through the trial.

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

San Diego, California

March 5, 2024

TRACON Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$8,564	$17,433
Prepaid and other assets	526	795
Total current assets	9,090	18,228
Property and equipment, net	37	51
Restricted cash	73	67
Other assets	905	1,123
Total assets	$10,105	$19,469
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,544	$3,923
Accrued expenses	7,211	7,184
Accrued compensation and related expenses	427	1,457
Long-term debt, current portion	—	9,807
Total current liabilities	10,182	22,371
Other long-term liabilities	732	969
Arbitration financing payable	—	3,280
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at December 31, 2023 and December 31, 2022; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 60,000,000 and 40,000,000 at December 31, 2023 and December 31, 2022, respectively; issued and outstanding shares — 44,269,976 and 23,125,250 at December 31, 2023 and December 31, 2022, respectively	44	23
Additional paid-in capital	239,646	229,737
Accumulated deficit	(240,499)	(236,911)
Total stockholders’ deficit	(809)	(7,151)
Total liabilities and stockholders’ deficit	$10,105	$19,469

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Revenue	$12,045	$—	$346
Operating expenses:
Research and development	12,277	13,888	11,146
General and administrative	6,666	14,006	17,547
Arbitration success fees	2,375	—	—
Total operating expenses	21,318	27,894	28,693
Loss from operations	(9,273)	(27,894)	(28,347)
Other income (expense):
Interest expense, net	(7,304)	(994)	(318)
Other income (expense), net	12,989	(247)	(2)
Total other income (expense)	5,685	(1,241)	(320)
Net loss	$(3,588)	$(29,135)	$(28,667)

Net loss per share, basic and diluted	$(0.11)	$(1.39)	$(1.66)
Weighted-average shares outstanding, basic and diluted	32,745,708	20,919,118	17,252,637

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	15,478,787	$15	$204,166	$(179,109)	$25,072
Issuance of common stock under equity plans	40,414	—	149	—	149
Stock-based compensation expense	—	—	1,775	—	1,775
Issuance of common stock, net of offering costs	3,926,702	4	13,381	—	13,385
Net loss	—	—	—	(28,667)	(28,667)
Balance at December 31, 2021	19,445,903	19	219,471	(207,776)	11,714
Issuance of common stock under equity plans	56,261	—	95	—	95
Stock-based compensation expense	—	—	2,041	—	2,041
Issuance of common stock and warrants, net of offering costs	3,232,418	3	7,871	—	7,874
Issuance of common stock upon cashless exercise of pre-funded warrants	390,668	1	—	—	1
Issuance of common stock warrants in connection with debt financing	—	—	259	—	259
Net loss	—	—	—	(29,135)	(29,135)
Balance at December 31, 2022	23,125,250	23	229,737	(236,911)	(7,151)
Issuance of common stock under equity plans	45,569	—	45	—	45
Stock-based compensation expense	—	—	1,969	—	1,969
Issuance of common stock and warrants, net of offering costs	14,231,653	14	7,902	—	7,916
Issuance of common stock upon cashless exercise of pre-funded warrants	6,867,504	7	(7)	—	—
Net loss	—	—	—	(3,588)	(3,588)
Balance at December 31, 2023	44,269,976	$44	$239,646	$(240,499)	$(809)

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(3,588)	$(29,135)	$(28,667)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,969	2,041	1,775
Depreciation and amortization	14	16	14
Noncash interest	88	343	61
Amortization of debt discount	7,325	435	21
Amortization of premium/discount on short-term investments	—	—	(1)
Lease asset amortization and liability accretion, net	20	54	(73)
Equity ownership license revenue	—	—	(246)
Impairment of private company equity ownership	—	246	—
Changes in assets and liabilities:
Prepaid expenses and other assets	269	69	(80)
Accounts payable and accrued expenses	(1,391)	(233)	4,683
Accrued compensation and related expenses	(1,030)	(75)	(58)
Net cash provided by (used in) operating activities	3,676	(26,239)	(22,571)
Cash flows from investing activities
Purchase of property and equipment	—	(17)	(48)
Proceeds from the maturity of short-term investments	—	—	4,000
Net cash (used in) provided by investing activities	—	(17)	3,952
Cash flows from financing activities
Proceeds from long-term debt and arbitration financing	—	13,390	—
Repayment of long-term debt and arbitration financing payable	(20,500)	(1,680)	(2,800)
Proceeds from sale of common stock and warrants, net of offering costs	7,916	7,879	13,211
Proceeds from issuance of common stock under equity plans	45	95	149
Net cash (used in) provided by financing activities	(12,539)	19,684	10,560
Change in cash, cash equivalents, and restricted cash	(8,863)	(6,572)	(8,059)
Cash, cash equivalents, and restricted cash at beginning of period	17,500	24,072	32,131
Cash, cash equivalents, and restricted cash at end of period	$8,637	$17,500	$24,072
Supplemental disclosure of cash flow information
Interest paid	$7,491	$359	$266
Supplemental schedule of noncash investing and financing activities
Issuance of common stock warrants in connection with long-term debt	$—	$259	$—

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

Basis of Presentation

As of December 31, 2023, the Company has devoted substantially all its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of December 31, 2023, the Company had an accumulated deficit of $240.5 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At December 31, 2023, the Company had cash and cash equivalents of $8.6 million, of which $0.1 million is classified as restricted cash as it is pledged as collateral for the Company’s obligations under its corporate headquarters facility lease. The Company’s ability to execute its operating plan through 2024 and beyond depends on its ability to obtain additional funding through equity offerings, debt financings, or potential licensing and collaboration arrangements. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, management believes that there is substantial doubt about its ability to continue as a going concern for a period of 12 months following the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through its existing cash and cash equivalents, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. In addition, the Company may fund its losses from operations through the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading in December 2020, as amended in March 2022, pursuant to which the Company may sell, at its option, up to an aggregate of $50.0 million of the Company’s common stock, $41.5 million of which remained available for sale as of December 31, 2023, and the common stock purchase agreement (the LPC Purchase Agreement) the Company entered into with Lincoln Park Capital Fund, LLC (Lincoln Park) in May 2023, pursuant to which the Company may sell, at its option, up to an aggregate of $26.0 million of the Company’s common stock, $25.0 million of which remained available for sale as of December 31, 2023. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company.

Risks and Uncertainties

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

Revenue Recognition

To date, the Company’s revenue has been derived from license and collaboration agreements. The terms of these arrangements included payments to the Company for the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products. In accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606), the Company performs the following five steps in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of these agreements: (i) identification of the contract(s) with a customer; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services transferred to the customer. Once a contract is determined to be within the scope of ASC 606, at contract inception the Company assesses the goods or services promised within the contract to determine those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.

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

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promised goods or services, the Company assesses the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

Clinical Trial Expense Accruals

As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate expenses resulting from its obligations under contracts with vendors, clinical sites, and consultants in connection with conducting clinical trials. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.

The Company’s objective is to reflect the appropriate trial expenses in its consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three years ended December 31, 2023, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31,
	2023	2022
Warrants to purchase common stock	1,533,293	6,766,246
Common stock options	3,121,152	2,246,310
ESPP shares	10,444	3,387
	4,664,889	9,015,943

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

2. Financial Instruments and Fair Value Measurements

Cash equivalents, which are classified as equity securities, and restricted cash consisted of the following (in thousands):

	December 31, 2023				December 31, 2022
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$3,689	$—	$—	$3,689	$10,150	$—	$—	$10,150

Classified as:
Cash equivalents				$3,616				$10,083
Restricted cash				73				67
Total cash equivalents and restricted cash				$3,689				$10,150

As of December 31, 2023 and 2022, the Company had no investments.

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

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2023
Money market funds	$3,689	$—	$3,689	$—

At December 31, 2022
Money market funds	$10,150	$—	$10,150	$—

3. Balance Sheet Details

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Computer and office equipment	$203	$203
Furniture and fixtures	19	19
Leasehold improvements	21	21
	243	243
Less accumulated depreciation and amortization	(206)	(192)
	$37	$51

Depreciation and amortization expense related to property and equipment totaled approximately $14,000, $16,000 and $14,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Accounts payable	$2,544	$3,923
Accrued clinical related expenses	6,736	6,091
Accrued legal and accounting	199	299
Accrued long-term debt terminal interest	—	425
Current portion of operating lease liability	236	198
Other accruals	40	171
	$9,755	$11,107

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

In December 2022, the Investors funded the Initial Capital amount of $3.5 million which was recorded as arbitration financing payable on the consolidated balance sheets, net of debt discount, including the Initial Capital closing fee, and amortized over the estimated term of the agreement using the effective interest method.

In July 2023, the Company agreed to and collected a settlement of $22.0 million in full satisfaction of the Arbitration Award. The Company determined an effective interest rate and term over which the related debt discount was amortized based on the known timing of collection of the proceeds from the Arbitration Award resulting in $7.2 million of interest being recognized during the year ended December 31, 2023. At December 31, 2023, the arbitration financing investment agreement was paid in full and no future amounts were owed.

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

In connection with the funding of the Term A loan, the Company issued RGC warrants to purchase 150,753 shares of its common stock (the RGC Term A Warrants) at an exercise price of $1.99 per underlying share of the Company’s common stock. The RGC Term A Warrants are fully exercisable in whole or in part at the option of the holder, payable in cash or on a cashless basis according to the formula set forth in the RGC Term A Warrants, and expire September 2, 2032. The fair value of the warrant at the grant date was determined utilizing a Black-Scholes pricing model, recorded as a component of the total debt discount and stockholders’ deficit within additional paid-in capital on the consolidated balance sheets, and was amortized to interest expense using the effective interest method over the term of the debt.

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

At December 31, 2023, the RGC Loan Agreement was paid in full and no future amounts were owed.

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

At December 31, 2023, the Company had the following exercisable outstanding warrants for the purchase of common stock issued in connection with the Company’s loan agreements with SVB:

Expiration	Number of shares	Exercise price
January 25, 2024	4,669	$51.40
June 4, 2024	2,906	$77.40
May 3, 2025	5,363	$26.10
	12,938

5. Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each license agreement is generally cancelable by the Company, given appropriate prior written notice. At December 31, 2023, potential future milestone payments under these agreements totaled an aggregate of $9.6 million.

6. Stockholders’ Equity

Lincoln Park Common Stock Purchase Agreement

In May 2023, the Company and Lincoln Park entered into the LPC Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park is committed to purchase up to an aggregate of $26.0 million of the Company's shares of common stock from time to time and at the Company’s sole discretion over the term of the LPC Purchase Agreement, $25.0 million of which remained available for sale as of December 31, 2023. In consideration for entering into the LPC Purchase Agreement, concurrently with the execution of the LPC Purchase Agreement, the Company issued to Lincoln Park 599,216 shares of its common stock as a commitment fee, which was recorded as a component of stockholders’ deficit within additional paid-in capital on the consolidated balance sheets. Concurrently with entering into the LPC Purchase Agreement, the Company also entered into a Registration Rights Agreement in which the Company agreed to file one or more registration statements as permissible and necessary to register under the Securities Act for resale of the shares of its common stock that may be issued to Lincoln Park under the LPC Purchase Agreement, which occurred in May 2023. In May 2023, the Company also issued and sold 1,735,207 shares (the Initial Purchase Shares) of the Company’s common stock to Lincoln Park pursuant to the LPC Purchase Agreement at a purchase price of $0.5763 per Initial Purchase Share resulting in net proceeds of $1.0 million. At the Company's special meeting of stockholders held in September 2023, stockholder approval, in accordance with applicable rules of the Nasdaq Stock Market, was obtained for the potential future sale and issuance of shares of the Company’s common stock to Lincoln Park in accordance with the pricing terms set forth in the LPC Purchase Agreement that could result in Lincoln Park owning in excess of 19.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such sale.

Sale of Common Stock and Pre-Funded Warrants

In March 2023, the Company issued and sold 174,508 shares of its common stock at a purchase price of $1.38 per share and pre-funded warrants to purchase 2,013,999 shares of its common stock at a purchase price of $1.37 per share of underlying common stock with an exercise price of $0.01 per share of underlying common stock (the 2023 Pre-Funded Warrants) for net proceeds of approximately $3.0 million in a private placement (the Private Placement) with an accredited institutional healthcare-focused fund. In accordance with their terms, the 2023 Pre-Funded Warrants may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such exercise, unless approval by the Company's stockholders is obtained as required under the Nasdaq listing standards, including Nasdaq Listing Rules 5635(b) and (d). The 2023 Pre-Funded Warrants were recorded as a component of stockholders’ deficit within additional paid-in capital on the consolidated balance sheets.

In June 2022, the Company issued and sold 841,989 shares of its common stock at a purchase price of $1.32 per share and pre-funded warrants to purchase 2,205,018 shares of its common stock at a purchase price of $1.31 per share of underlying common stock with an exercise price of $0.01 per share of underlying common stock (the 2022 Pre-Funded Warrants) for net proceeds of approximately $3.9 million in a registered direct offering (the Offering) with an accredited institutional healthcare-focused fund. In accordance with their terms, the 2022 Pre-Funded Warrants may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such exercise, unless approval by the Company's stockholders is obtained as required under the Nasdaq listing standards, including Nasdaq Listing Rules 5635(b) and (d). The 2022 Pre-Funded Warrants were recorded as a component of stockholders’ deficit within additional paid-in capital on the consolidated balance sheets. In connection with the Offering, the Company amended two existing pre-funded warrants to purchase shares of the Company’s common stock held by the same institutional healthcare-focused fund to extend the exercise periods and to permit exercise in excess of a similar 19.99% limit following approval of the Company’s stockholders of such exercise.

At the Company's 2023 Annual Meeting held in April 2023, stockholder approval, in accordance with applicable rules of the Nasdaq Stock Market, was obtained for the issuance of shares of common stock upon the potential future exercise of certain outstanding warrants held by this accredited institutional healthcare-focused fund, including the 2023 Pre-Funded Warrants and the 2022 Pre-Funded Warrants, that would result in it and its affiliates owning in excess of 19.99% of the shares of common stock outstanding immediately after giving effect to such exercise.

At-The-Market Issuance Sales Agreement

In December 2020, as amended in March 2022, the Company entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $50.0 million of the Company’s common stock through JonesTrading, as sales agent or principal, $41.5 million of which remained available for sale as of December 31, 2023. Sales of the Company’s common stock made pursuant to the Sales Agreement with JonesTrading, if any, will be made on the Nasdaq Capital Market under the Company’s effective registration statement on Form S-3, subject to limitations on the amount of securities the Company may sell pursuant to its effective registration statement on Form S-3 within any 12-month period, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement.

Common Stock Warrants

As of December 31, 2023, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
January 25, 2024	4,669	$51.40
March 27, 2024	1,369,602	$27.00
June 4, 2024	2,906	$77.40
May 3, 2025	5,363	$26.10
September 2, 2032	150,753	$1.99
	1,533,293

During the year ended December 31, 2023, the Company issued 6,867,504 shares of its common stock upon the cashless exercise of 7,245,984 pre-funded warrants. During the year ended December 31, 2022, the Company issued 390,668 shares of its common stock upon the cashless exercise of 398,093 pre-funded warrants.

Stock Compensation Plans

Effective January 1, 2015, the Company’s Board adopted the 2015 Equity Incentive Plan (2015 Plan). Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company or its subsidiaries. Initially, a total of 80,103 shares of common stock were reserved for issuance under the 2015 Plan. In addition, pursuant to the June 10, 2021 amendment, the number of shares of common stock available for issuance under the 2015 Plan will be annually increased on the first day of each fiscal year during the term of the 2015 Plan, as amended, beginning with the 2022 fiscal year until (and including) January 1, 2031, by an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or such lesser amount as the Company’s Board may determine. The maximum term of the options granted under the 2015 Plan is no more than ten years. Grants generally vest at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months, subject to continuous service. In addition, pursuant to a June 2021 amendment, the 2015 Plan was amended to allow an additional aggregate 200,000 shares of common stock to be used exclusively for the grant of equity awards as a material inducement for individuals to commence employment at the Company in compliance with Nasdaq Listing Rule 5635(c)(4).

Stock Options

Stock option activity under all Plans is summarized as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price
Balance at December 31, 2022	2,246,310	$9.07
Granted	1,089,400	1.71
Exercised	—	—
Forfeited	(214,558)	8.59
Balance at December 31, 2023	3,121,152	$6.53

Information about the Company’s outstanding stock options as of December 31, 2023 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding	3,121,152	$6.53	7.36	$—
Options vested and expected to vest	3,121,152	$6.53	7.36	$—
Options exercisable	1,446,873	$11.11	6.47	$—

The weighted-average grant date fair value per share of employee option grants during the years ended December 31, 2023, 2022 and 2021 was $1.31, $1.65, and $6.05, respectively. The aggregate intrinsic value used in the above table of options at December 31, 2023 is based on the Company’s closing market price per common share on December 29, 2023, the last business day of the 2023 fiscal year, of $0.1751. No stock options were exercised during the years ended December 31, 2023 and 2022. The total grant-date fair value of options that vested during the years ended December 31, 2023, 2022 and 2021 was $1.9 million, $2.6 million, and $0.8 million, respectively.

Employee Stock Purchase Plan (ESPP)

On January 1, 2015, the Company’s Board adopted the ESPP, which became effective upon the pricing of the Company’s initial public offering on January 29, 2015. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Initially, a total of 18,346 shares of common stock was reserved for issuance under the ESPP. In addition, pursuant to the June 10, 2021 amendment, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2022 fiscal year, by an amount equal to the lesser of: (i) 250,000 shares; (ii) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; or (iii) such other amount as the Company’s Board may determine. Stock compensation expense for the years ended December 31, 2023, 2022 and 2021 related to the ESPP was immaterial.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.5%	1.9%	0.8%
Expected volatility	90.1%	89.8%	90.3%
Expected term (in years)	6.2	6.2	6.2
Expected dividend yield	—%	—%	—%

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

The allocation of stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$935	$830	$628
General and administrative	1,034	1,211	1,147
	$1,969	$2,041	$1,775

As of December 31, 2023 and 2022, the unrecognized compensation cost related to outstanding time-based options was $2.8 million and $3.6 million, respectively, and is expected to be recognized as expense over approximately 2.4 years and 2.5 years, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance was as follows:

	December 31,
	2023	2022
Common stock warrants	1,533,293	6,766,246
Common stock options granted and outstanding	3,121,152	2,246,310
Awards available under the 2015 Plan	431,755	150,335
Shares available under the Employee Stock Purchase Plan	429,500	243,817
	5,515,700	9,406,708

7. Collaboration and License Agreements

Inhibrx, Inc.(Inhibrx) License Agreement

In November 2023, the Company granted a non-exclusive, non-sublicensable, non-transferable (except in the event of the transfer or sale of all or substantially all of the business or assets of Inhibrx) worldwide perpetual license of its’ CRO-independent product development platform (PDP) to Inhibrx for a nonrefundable upfront fee of $3.0 million plus an additional $0.2 million upon the completion of certain training. The Company is obligated to be available over a six-month period beginning on the date of license transfer to provide up to 500 hours of training to Inhibrx. The PDP license allows Inhibrx to use the Company’s configuration documentation with a widely used software package in addition to use the Company’s validation and qualification of the software package and the Company’s standard operation procedure documents, policies, work instructions, and clinical operation templates in the administration of clinical trials and related research and development activities.

Under the terms of the agreement, Inhibrx has sole responsibility for funding and conducting any such clinical trials and related research and development activities. The Company is not obligated to tailor any of the related documentation and is not involved in conducting any of the related clinical trials or research and development activities.

The Company assessed this agreement and identified multiple promised goods and services, which included at contract inception: (1) the PDP license and (2) up to 500 hours of training over a six-month period. Management evaluated these promised goods and services and determined each was a separate performance obligation. The transaction price at contract inception included fixed consideration of the $3.0 million upfront payment and $0.2 million payment due upon the earlier of the completion of 500 hours of training or six months. The total $3.2 million transaction price was allocated to each performance obligation based on relative standalone selling price.

The $3.0 million amount allocated to the PDP license performance obligation was recognized at the point in time Inhibrx could first use and benefit from the license, which occurred in the fourth quarter of 2023. The $0.2 million amount allocated to the training performance obligation will be recognized over the six-month period in which the Company is obligated to be available to provide training.

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

The Company re-evaluated the transaction price as of the end of the reporting period and concluded the $9.0 million variable consideration associated with the prespecified termination fee was no longer fully constrained as it was determined to be probable that a significant reversal would not occur if the Company recognized the variable consideration as revenue in the current period. Accordingly, the Company recognized the $9.0 million as collaboration revenue within the accompanying consolidated statements of operations for the year ended December 31, 2023.

In connection with the resolution of the arbitration, the TJ004309 Agreement and the Bispecific Agreement have been terminated and no further revenue will be recognized associated with these agreements.

The $13.0 million gain associated with the collection of the Arbitration Award in July 2023 consisted of the $22.0 million collected amount less the $9.0 million TJ004309 termination fee recognized as collaboration revenue. The gain has been included within other income, net within the accompanying consolidated statements of operations. Additionally, in connection with the Arbitration, the Company entered into a contingency fee arrangement with its legal counsels whereby counsels agreed to defer a portion of their legal fees (Success Fees) and would receive payment of the Success Fees in full or at a low single digit multiple depending on the amount awarded and contingent upon recovery of proceeds from an Arbitration Award. Success Fees in the amount of $2.4 million were paid in 2023 and have been included within arbitration success fees within the accompanying consolidated statements of operations. In connection with the settlement, legal counsels also forgave approximately $0.3 million in related legal invoices.

8. Leases

The Company’s operating lease obligations relate to its corporate headquarters as the Company leases its office space under a non-cancelable operating lease. The Company amended its lease in August 2021 extending the lease term to April 2027. The lease is subject to base lease payments and additional charges for common area maintenance and other costs and includes certain lease incentives and tenant improvement allowances. Operating lease expense was $0.4 million for each of the three years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, the Company did not have any finance leases, nor any other operating leases.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash paid within operating cash flows	$320	$285	$461
ROU assets recognized in exchange for new lease obligations	$—	$—	$1,117

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	December 31,
	2023	2022
Reported as:
Other assets (ROU asset)	$905	$1,123

Accounts payable and accrued expenses (lease liability)	$236	$198
Other long-term liabilities (lease liability)	732	969
Total lease liabilities	$968	$1,167

Weighted average remaining lease term	3.3	4.3
Weighted average discount rate	11.3%	11.3%

As of December 31, 2023, the maturities of the Company’s operating lease liabilities are as follows (in thousands):

2024	$334
2025	349
2026	365
2027	123
Total lease payments	1,171
Less imputed interest	(203)
Total operating lease liabilities	$968

Under the terms of the lease agreement, the Company provided the lessor with an irrevocable letter of credit in the amount of $73,000. The lessor is entitled to draw on the letter of credit in the event of any default by the Company under the terms of the lease.

9. Income Taxes

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is summarized as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Federal income taxes	$(754)	$(6,118)	$(6,020)
State income taxes, net of federal benefit	(182)	(1,962)	(1,889)
Permanent items	56	81	93
Uncertain tax positions	344	2,477	494
Research and development credits	(1,569)	(2,119)	(1,661)
Other, net	(40)	125	28
Stock compensation	246	78	203
Change in valuation allowance	1,899	7,438	8,752
Provision for income taxes	$—	$—	$—

Significant components of the Company’s deferred tax assets and deferred tax liabilities are summarized as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$50,103	$50,779
Research and development credits and Orphan Drug Credit	12,960	11,928
Depreciation and amortization	210	236
Right-of-use liability	204	245
Section 174 capitalized research expense	4,253	2,503
Other, net	1,720	1,906
Total deferred tax assets	69,450	67,597
Right-of-use asset	(190)	(236)
Total deferred tax liabilities	(190)	(236)
Total net deferred	69,260	67,361
Valuation allowance	(69,260)	(67,361)
Net deferred tax assets	$—	$—

The Company has net deferred tax assets relating primarily to net operating loss (NOL) carryforwards and research and development and Orphan Drug credit carryforwards. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize research and development expenditures over five years for domestic research and 15 years for foreign research pursuant to Section 174 of the Internal Revenue Code (Code). Subject to certain limitations, the Company may use these deferred tax assets to offset taxable income in future periods. Due to the Company’s history of losses and uncertainty regarding future earnings, a full valuation allowance has been recorded against the Company’s deferred tax assets, as it is more likely than not that such assets will not be realized. The net change in the total valuation allowance for the years ended December 31, 2023, 2022 and 2021 was $1.9 million, $7.4 million, and $8.8 million, respectively.

As of December 31, 2023, the Company had federal and California NOL carryforwards of $190.2 million and $146.9 million, respectively. The federal and California NOL carryforwards will begin to expire in 2030 and 2033, respectively, if not utilized. The federal NOL generated after 2017 of $106.9 million will carryforward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. As of December 31, 2023, the Company also had federal research and development and Orphan Drug tax credit carryforwards of $15.1 million and California research and development tax credit carryforwards of $3.3 million. The federal research and development and Orphan Drug tax credit carryforwards will begin expiring in 2031 and 2036, respectively, if not utilized. The California research credit will carry forward indefinitely under current law.

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

The Inflation Reduction Act of 2022, which incorporates a Corporate Alternative Minimum Tax (CAMT), was signed on August 16, 2022 and changes became effective for tax years beginning after December 31, 2022. The new tax will require companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. The act is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

The changes in the Company’s unrecognized tax benefits are summarized as follows (in thousands):

Balance at December 31, 2020	$6,610
Change related to prior year positions	1
Increase related to current year positions	506
Balance at December 31, 2021	7,117
Change related to prior year positions	(5)
Increase related to current year positions	2,984
Balance at December 31, 2022	10,096
Change related to prior year positions	—
Increase related to current year positions	532
Balance at December 31, 2023	$10,628

The Company’s policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense. The Company has no accruals for interest or penalties in the accompanying consolidated balance sheets as of December 31, 2023 and 2022 and has not recognized interest or penalties in the accompanying consolidated statements of operations for the three years in the period ended December 31, 2023.

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

10. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain matching contributions to the 401(k) plan. Matching contributions for the years ended December 31, 2023, 2022 and 2021 totaled $0.2 million, $0.2 million, and $0.1 million, respectively.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth certain information regarding our current executive officers, including their ages, as of February 29, 2024:

Name	Age	Position(s)
Executive Officers
Charles P. Theuer, M.D., Ph.D.	60	President, Chief Executive Officer and Director
Scott B. Brown, CPA, M.S.	43	Chief Financial Officer

The name, age and certain other information of each member of our Board, as of February 29, 2024, is set forth below.

		Committee Memberships
Name	Age	Audit	Compensation	Nominating & Corporate Governance	Term Expires on Annual Meeting held in the Year	Director Class
Stephen T. Worland, Ph.D.	66	X		X	2025	I
Saundra Pelletier	54	X		C	2025	I
Carol Lam, J.D.	64		X		2026	II
Martin A. Mattingly, Pharm.D.	67		C	X	2026	II
J. Rainer Twiford, J.D., Ph.D.	71		X		2026	II
William R. LaRue	72	C	X		2024	III
Lisa Johnson-Pratt, M.D.	59			X	2024	III
Charles P. Theuer, M.D., Ph.D.	60				2024	III

The following is a brief biography of each of our current executive officers and non-employee directors:

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

Our Board and our Nominating and Governance Committee believe that Dr. Theuer’s experience in the biotechnology industry, his medical training and his experience with our company provide him with the qualifications and skills to serve on our Board.

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

Non-Employee Directors

Stephen T. Worland, Ph.D.

Dr. Worland has served as a member of our Board since February 2015. Since May 2012, Dr. Worland has served as the President and Chief Executive Officer and a director of eFFECTOR Therapeutics, Inc., a company focused on new treatments for cancer. Dr. Worland was President and Chief Executive Officer and a director of Anadys Pharmaceuticals, Inc., a biopharmaceutical company which discovered and developed treatments for Hepatitis C and cancer, from August 2007 until the company’s acquisition by Roche in November 2011. Dr. Worland joined Anadys in 2001 and served in a number of executive roles prior to being named Chief Executive Officer, including President, Pharmaceuticals, and Chief Scientific Officer. Dr. Worland began his healthcare industry career in 1988 at Agouron Pharmaceuticals, Inc. and remained with the company through its successful commercialization of an HIV protease inhibitor and successive acquisitions by Warner-Lambert and Pfizer. During this period, Dr. Worland held a number of positions, including Vice President, Antiviral Research and Director, Molecular Biology and Biochemistry. Dr. Worland was a National Institutes of Health Postdoctoral Fellow in Molecular Biology at Harvard University from 1985 to 1988. Dr. Worland currently serves on the board of directors of Blacksmith Medicines Inc., a biotechnology company discovering first-in-class medicines using a breakthrough drug discovery platform, a position he has held since April 2017. Dr. Worland received his B.S. with highest honors in Biological Chemistry from the University of Michigan and his Ph.D. in Chemistry from the University of California, Berkeley.

Our Board and our Nominating and Governance Committee believe that Dr. Worland’s experience as an executive officer and director of publicly traded biotechnology and pharmaceutical companies and his educational background, including research expertise in oncology, provide him with the qualifications and skills to serve on our Board.

Saundra Pelletier

Ms. Pelletier has served as a member of our Board since March 2020. Since February 2013, Ms. Pelletier has served as Chief Executive Officer of Evofem Biosciences, Inc. (OTCMKTS: EVFM), a clinical-stage biopharmaceutical company focused on women’s sexual and reproductive health. From 2009 to 2016, Ms. Pelletier was the founding Chief Executive Officer of WomanCare Global International, an international non-profit organization focused on empowering, educating and enabling women and girls to make informed choices about their health and creating sustainable supply chains that delivered products to women in more than 100 developing countries. Earlier in her career, Ms. Pelletier served as Corporate Vice President and Global Franchise Leader for G.D. Searle, where she managed a business unit focused on women’s healthcare, and Vice President of Pharmaceuticals for Women First Healthcare. Among her many honors, Ms. Pelletier was named a “New Champion for Reproductive Health” by the United Nations Foundation, awarded the Athena San Diego Pinnacle Award for Life Sciences, and named San Diego Business Journal’s 2019 Businesswoman of the Year. Ms. Pelletier received her B.S. in Business Administration and Communications and her Honorary Doctor of Business Administration from Husson University.

Our Board and our Nominating and Governance Committee believe that Ms. Pelletier’s experience as an executive officer and director of a public biotechnology company provides her with the qualifications and skills to serve on our Board.

Carol Lam, J.D.

Ms. Lam has served as a member of our Board since October 2021. Since July 2018, Ms. Lam has served as a consultant to Qualcomm Incorporated, complementing her experience from February 2007 until July 2018 as Senior Vice President and deputy General Counsel of Qualcomm Incorporated, a multinational corporation specializing in wireless telecommunications systems and a leader in 5G technology, where she dealt with complex tax, antitrust and intellectual property issues in China, as well as global matters involving intellectual property, privacy, employment, and antitrust laws. Ms. Lam worked closely with the company’s government affairs team in building relationships in other countries to create positive business environments for the company’s products. From September 2002 until February 2007, Ms. Lam served in an executive role in the government as the presidentially-appointed, Senate-confirmed United States Attorney for the Southern District of California, leading an office of more than 120 attorneys charged with enforcing federal criminal and civil laws. From December 2000 until September 2002, Ms. Lam was a Superior Court Judge and, prior to that, an Assistant U.S. Attorney in the Southern District of California. Past honors include the Health and Human Services Inspector General’s Award for Exceptional Achievement; the U.S. Attorney General’s Award for Distinguished Service and the U.S. Department of Justice award for Superior Performance as an Assistant United States Attorney; California’s Top 100 Attorneys and California’s Top 75 Women Litigators (Los Angeles Daily Journal); Outstanding Attorney of the Year by the San Diego County Bar Association; the National Asian Pacific American Bar Association’s Trailblazer Award; and Legal Momentum’s Women of Achievement Award. Ms. Lam serves on the boards of Stanford University (Audit Committee Chair), the La Jolla Symphony & Chorus (Audit Committee Chair), the National Association of Former U.S. Attorneys, and Stanford Women on Boards. Ms. Lam received her B.A. in Philosophy from Yale University and her J.D. from Stanford Law School.

Our Board and our Nominating and Governance Committee believe that Ms. Lam’s extensive experience as a public company executive and her global perspective on technology development acquired through her service as deputy General Counsel for Qualcomm and as United States Attorney for the Southern District of California provides her with the qualifications and skills to serve on our Board.

Martin A. Mattingly, Pharm.D.

Dr. Mattingly has served as a member of our Board since December 2014. Since February 2012, Dr. Mattingly provides consulting services through his company, Mattingly Biotech Consulting. Previously, Dr. Mattingly served as the Chief Executive Officer of Trimeris, Inc., a biopharmaceutical company, from November 2007 until January 2012 following its merger with Synageva BioPharma Corp in November 2011. He also served on the board of directors of Trimeris, Inc. from November 2007 until November 2011. He has been a director of OncoGenex Pharmaceuticals, Inc., a biopharmaceutical company, since June 2010 and currently serves on the board of directors of Achieve Life Sciences, Inc. From 2005 to 2007, Dr. Mattingly served as President and Chief Executive Officer of Ambrx, Inc., a biopharmaceutical company. From 2003 to 2005, Dr. Mattingly served as Executive Vice President of CancerVax, Inc., a pharmaceutical company, and as Chief Operating Officer from June 2005 to September 2005. From 1996 to 2003, Dr. Mattingly provided senior leadership in various management positions at Agouron Pharmaceuticals, Inc. and Pfizer, Inc., a pharmaceutical company. From 1983 to 1996, Dr. Mattingly held various positions in oncology marketing and sales management at Eli Lilly and Company, a biopharmaceutical company. Dr. Mattingly received a Doctor of Pharmacy degree from the University of Kentucky.

Our Board and our Nominating and Governance Committee believe that Dr. Mattingly’s extensive experience in growing and operating biotechnology and pharmaceuticals companies, his educational background and his experience as a public company director provide him with the qualifications and skills to serve on our Board.

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

Our Board and our Nominating and Governance Committee believe that Dr. Twiford’s extensive experience in finance, his experience as a public company director and his educational background provide him with the qualifications and skills to serve on our Board.

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

Our Board and our Nominating and Governance Committee believe that Mr. LaRue’s extensive experience in finance, his experience serving as an executive officer and director of private and public companies in our industry and his educational background provide him with the qualifications and skills to serve on our Board.

Lisa Johnson-Pratt, M.D.

Dr. Johnson-Pratt has served as a member of our Board since March 2021. Dr. Johnson-Pratt currently serves as Founder/President of Ananias Ventures where she provides commercial consultancy with companies in the Cell and Gene Therapy space. Prior to full time consultancy, Dr. Johnson-Pratt was SVP, New Product Planning at Ionis Pharmaceuticals, Inc. (Nasdaq: IONS) which is focused on discovering, developing and commercializing RNA-targeted therapeutics for a broad range of diseases. Prior to joining Ionis in 2020, Dr. Johnson Pratt was Head of Global Pharma Commercial Operations at GSK. During her time at GSK, she also served as Head of Early Pipeline Commercial Strategy supporting assets in early- stage development across multiple therapeutic areas, including oncology. From 1996 to 2013, Dr. Johnson Pratt held clinical development and commercial leadership roles at Merck&Co., Inc. During this time she led global marketing strategy, country operations and global band management teams. Earlier in her career she worked in Medical Affairs at Glaxo Wellcome. Her career has spanned globally, including time in China and Vietnam, supporting products that have contributed strongly to improving patient health for vulnerable patients. Dr. Johnson Pratt received her medical degree and completed her residency in Internal Medicine, from Howard University. She completed a Fellowship in Clinical Pharmacology and Pharmaceutical Medicine at Howard University and holds a Diploma of Pharmaceutical Medicine from the Royal College of Physicians. Dr. Johnson Pratt is the Founder of Ananias Ventures which supports projects focused on issues related to vulnerable women and children, and is on the board of Young People in Recovery (YPR) a national non-profit that support young people to thrive after recovering from substance abuse.

Our Board and our Nominating and Governance Committee believe that Dr. Johnson-Pratt’s broad business and commercialization experience as a senior member of management of a public company in the biotechnology and pharmaceuticals industries provides her with the qualifications and skills to serve on our Board.

Board Composition — Independence of the Board of Directors

Our business and affairs are organized under the direction of our Board, which currently consists of eight members. The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to our management. Our Board meets on a regular basis and additionally as required.

As required under the pertinent listing standards of Nasdaq, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by its board of directors. Our Board consults with the Company’s counsel to ensure that the board of directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time. Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, our Board has affirmatively determined that all of our directors, with the exception of Dr. Theuer, are independent directors within the meaning of the applicable listing standards of Nasdaq. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company.

Our Board is divided into three classes, as follows:

•
Class I, which consists of Ms. Pelletier and Dr. Worland, whose terms will expire at our annual meeting of stockholders to be held in 2025;

•
Class II, which consists of Ms. Lam, Dr. Mattingly and Dr. Twiford, whose terms will expire at our annual meeting of stockholders to be held in 2026; and
•
Class III, which consists of Mr. LaRue, Dr. Johnson-Pratt and Dr. Theuer, whose terms will expire at our annual meeting of stockholders to be held in 2024.

At each annual meeting of stockholders, the successors to directors whose terms then expire will serve until the third annual meeting following their election and until their successors are duly elected and qualified. The authorized size of our Board is currently eight members and currently consists of eight members. The authorized number of directors may be changed only by resolution by a majority of the Board. This classification of the Board may have the effect of delaying or preventing changes in our control or management. Our directors may be removed for cause by the affirmative vote of the holders of at least 662/3% of our voting stock. A director elected by the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified.

Board Leadership Structure

The Board is currently chaired by Dr. Theuer, who has authority, among other things, to call and preside over Board meetings, to set meeting agendas and to determine materials to be distributed to the Board. We believe that combining the positions of Chief Executive Officer and Board Chair helps to ensure that the Board and management act with a common purpose. In our view, separating the positions of Chief Executive Officer and Board Chair has the potential to give rise to divided leadership, which could interfere with good decision-making or weaken our ability to develop and implement strategy. Instead, we believe that combining the positions of Chief Executive Officer and Board Chair provides a single, clear chain of command to execute our strategic initiatives and business plans. In addition, we believe that a combined Chief Executive Officer/Board Chair is better positioned to act as a bridge between management and the Board, facilitating the regular flow of information. We also believe that it is advantageous to have a Board Chair with an extensive history with and knowledge of the Company (as is the case with Dr. Theuer) as compared to a relatively less informed independent Board Chair. The Board has not appointed a lead independent director. The Board has a separate Chair for each committee of the Board. The Chair of each committee reports periodically to the Board on the activities of their committee in fulfilling their responsibilities as detailed in their respective charters.

Role of the Board in Risk Oversight

One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company. The Board also maintains responsibility for oversight of cybersecurity risk management, and, to that end, the Board typically meets regularly with business personnel responsible for cybersecurity risk management and receives periodic reports. Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. It is the responsibility of the committee chairs to report findings regarding material risk exposures to our Board as quickly as possible.

Board Diversity

In accordance with the Nasdaq listing rules, the Board has self-identified a number of attributes that identify its members’ diversity. The following is a matrix showing the makeup of those self-reported attributes:

Board Diversity Matrix (As of February 29, 2024)
Total Number of Directors	8
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	3	5	–	–
Part II: Demographic Background
African American or Black	1	–	–	–
Alaskan Native or Native American	–	–	–	–
Asian	1	–	–	–
Hispanic or Latinx	–	–	–	–
Native Hawaiian or Pacific Islander	–	–	–	–
White	1	5	–	–
Two or More Races or Ethnicities	–	–	–	–
LGBTQ+	–
Did Not Disclose Demographic Background	–

Board Diversity Matrix (As of February 29, 2024)
Total Number of Directors	8
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	3	5	–	–
Part II: Demographic Background
African American or Black	1	–	–	–
Alaskan Native or Native American	–	–	–	–
Asian	1	–	–	–
Hispanic or Latinx	–	–	–	–
Native Hawaiian or Pacific Islander	–	–	–	–
White	1	5	–	–
Two or More Races or Ethnicities	–	–	–	–
LGBTQ+	–
Did Not Disclose Demographic Background	–

Board Committees

Our Board has established three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our Board has determined that each member of each committee meets the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. Below is a description of each standing committee of the Board.

Audit Committee

Our Audit Committee consists of Mr. LaRue, Dr. Worland and Ms. Pelletier. Our Board has determined that each of the members of this committee satisfies the Nasdaq and SEC independence requirements for members of the Company’s Audit Committee, and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with Nasdaq Audit Committee requirements. In arriving at this determination, the Board has examined each Audit Committee member’s scope of experience and the nature of their prior and/or current employment.

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
•
reviewing and establishing appropriate insurance coverage for the Company’s directors and executive officers; and
•
reviewing and evaluating on an annual basis the performance of the Audit Committee and the Audit Committee charter.

The Board has adopted a written Audit Committee charter that is available on our website at www.traconpharma.com. The information on our website is not incorporated by reference into this Annual Report.

Compensation Committee

Our Compensation Committee consists of Dr. Mattingly, Ms. Lam, Dr. Twiford and Mr. LaRue. Dr. Mattingly serves as the chair of our Compensation Committee. Our Board has determined that each of the members of our Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the Nasdaq independence requirements. The functions of this committee include, among other things:

•
reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full Board regarding) our overall compensation strategy and policies;
•
reviewing, determining and approving (or it deems appropriate, making recommendations to the full Board regarding) the compensation and other terms of employment of our executive officers;
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

Compensation Committee Processes and Procedures

Typically, our Compensation Committee meets multiple times per year and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with our Chief Executive Officer. Our Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. Our Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. The charter of our Compensation Committee grants the Compensation Committee full access to all of our books, records, facilities and personnel, as well as authority to obtain, at our expense, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising it. In particular, the Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other advisors only after taking into consideration the six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.

During the past fiscal year, after taking into consideration the six factors prescribed by the SEC and Nasdaq, the Compensation Committee engaged Aon Consulting Inc. (“Aon”) as a compensation consultant. As part of its engagement, Aon was requested by the Compensation Committee to perform analyses of compensation levels for purposes of developing recommendations that were presented to the Compensation Committee for its consideration.

As part of its engagement, Aon was requested by our Compensation Committee to develop a comparative group of companies and to review our cash and equity compensation program to peers and to review our current pay philosophy and executive compensation program. Specifically, our Compensation Committee requested that Aon evaluate the efficacy of our existing compensation strategy and practices in supporting and reinforcing our long-term strategic goals and assist in refining our compensation strategy. Aon ultimately developed recommendations that were presented to and considered by the Compensation Committee in approving compensation levels.

Under its charter, our Compensation Committee may form, and delegate authority to, subcommittees as appropriate. In 2015, the Compensation Committee approved the formation of a CEO stock option sub-committee of the Compensation Committee, currently composed of Dr. Theuer, our Chief Executive Officer, to which authority has been delegated to grant, without any further action required by the Compensation Committee, stock options and restricted stock units (“RSUs”), to employees who are not our officers. The purpose of this delegation of authority is to enhance the flexibility of equity award administration and to facilitate the timely grant of equity awards to non-management employees, particularly new employees, within specified limits approved by our Compensation Committee. In particular, the subcommittee may grant options or RSUs only within pre-approved guidelines. Typically, as part of its oversight function, our Compensation Committee will review on a regular basis the list of grants made by the subcommittee. During the years ended December 31, 2023 and 2022, the subcommittee did not exercise its authority to grant equity awards to non-officer employees.

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

The Compensation Committee undertakes its work with the intent to implement two overarching policies: maintaining an overall compensation structure designed to attract, retain and motivate management and other employees by providing appropriate levels of risk and reward, assessed on a relative basis at all levels within the Company and in proportion to individual contribution and performance; and establishing appropriate incentives for management to further the Company’s long-term strategic plan and avoid undue emphasis on short-term market value.

The Board has adopted a written Compensation Committee charter that is available on our website at www.traconpharma.com. The information on our website is not incorporated by reference into this Annual Report.

The specific determinations of the Compensation Committee with respect to executive compensation for fiscal year 2023 are described in greater detail under the heading “Executive Compensation.”

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is, or has ever been, an executive officer or employee of ours. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Ms. Pelletier, Dr. Johnson-Pratt, Dr. Mattingly and Dr. Worland. Our Board has determined that each of the members of this committee satisfies the Nasdaq independence requirements. Ms. Pelletier serves as the chair of our Nominating and Corporate Governance Committee. The functions of this committee include, among other things:

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

Our Nominating and Corporate Governance Committee believes that candidates for director, both individually and collectively, can and do provide the integrity, experience, judgment, commitment (including having sufficient time to devote to us and with an appropriate level of participation), skills, diversity and expertise appropriate for us. In assessing the directors, both individually and collectively, the Nominating and Corporate Governance Committee considers the current needs of the Board and of us to maintain a balance of knowledge, experience and capability in various areas. However, the Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, our operating requirements and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity, including gender, racial and ethnic diversity, age, skills and such other factors as it deems appropriate, given the current needs of the Board and us, to maintain a balance of knowledge, experience and capability.

The Nominating and Corporate Governance Committee appreciates the value of thoughtful Board refreshment, and regularly identifies and considers qualities, skills and other director attributes that would enhance the composition of the Board. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall service to us during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote.

The Board has adopted a written Nominating and Corporate Governance Committee charter that is available on our website at www.traconpharma.com. The information on our website is not incorporated by reference into this Annual Report.

Procedures for Stockholders to Recommend Director Nominees

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: 4350 La Jolla Village Drive, Suite 800, San Diego, California, 92122, Attn: Secretary, no later than the close of business on the 90th day and no earlier than the close of business on the 120th day prior to the one year anniversary of the preceding year’s annual meeting. Submissions must include: (1) the name and address of the Company stockholder on whose behalf the submission is made; (2) the number of Company shares that are owned beneficially by such stockholder as of the date of the submission; (3) the full name of the proposed candidate; (4) description of the proposed candidate’s occupation or employment; (5) biographical information for the proposed candidate; (6) a description of the proposed candidate’s qualifications as a director and (7) any other information required by the Company’s Bylaws. The Company may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of such proposed nominee to serve as an independent director of the Company or that could be material to a reasonable stockholder’s understanding of the independence, or lack thereof, of such proposed nominee.

Corporate Governance

During fiscal year 2023, our Board met eighteen times, the Audit Committee met four times, the Compensation Committee met one time and the Nominating and Corporate Governance Committee met one time. All but one of our Board members attended 75% or more of the Board meetings during the year ended December 31, 2023 that were held during the period for which he or she was a director (if any). All but one member of the Board who served on the audit committee attended 100% of the committee meetings during the year ended December 31, 2023 that were held during the period for which he or she was a committee member. Each member of the Board who served on the compensation or nominating and corporate governance committees attended 100% of the respective committee meetings during the year ended December 31, 2023 that were held during the period for which he or she was a committee member.

We do not have a formal policy regarding director attendance at our annual meetings; however, we encourage directors to attend. All but one of our directors attended our annual meeting of stockholders held in 2023.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the legal proceedings specified in Item 401(f) of Regulation S-K in the past 10 years.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Based solely on review of the copies of such forms filed electronically with the SEC, or written representations from such persons that no additional reports were required, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except for:

•
A Form 4 filed four business days late on February 9, 2023 reporting the grant of stock options to Bonne Adams, M.B.A on February 1, 2023.

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

Item 11. Executive Compensation.

As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, our Chief Executive Officer and Chief Financial Officer may be required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of Section 304 of the Sarbanes-Oxley Act of 2002. Additionally, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and in accordance with SEC and Nasdaq requirements, we have implemented the TRACON Pharmaceuticals, Inc. Incentive Compensation Recoupment Policy, which generally requires that, in the event of an accounting restatement, we recover incentive compensation that exceeds the amount of incentive compensation that would have been paid if the amount of the incentive compensation had been determined based on the accounting restatement.

Our named executive officers for the year ended December 31, 2023, which consist of our principal executive officer and two other executive officers, were:

•
Charles P. Theuer, M.D., Ph.D., our President and Chief Executive Officer,
•
Scott B. Brown, CPA, M.S., our Chief Financial Officer, and
•
Bonne Adams, M.B.A, our Chief Operating Officer.

The following table summarizes the compensation awarded to, earned by or paid to our named executive officers during the fiscal years indicated below:

					Non-equity
				Option	Incentive Plan	All Other
		Salary		Awards	Compensation	Compensation		Total
Name and principal position	Year	($)		($)(1)	($)(2)	($)(3)		($)
Charles P. Theuer, M.D., Ph.D.	2023	632,343		432,032	—	14,258		1,078,633
President and Chief Executive Officer	2022	608,022		461,153	182,407	13,269		1,264,851
Scott B. Brown, CPA, M.S.	2023	388,960		187,387	—	14,139		590,486
Chief Financial Officer	2022	353,600		139,216	84,864	13,180		590,860
Bonne Adams, M.B.A.*	2023	332,495	(4)	128,829	—	13,950	(5)	475,274
Chief Operating Officer	2022	334,718		139,216	80,332	13,180		567,446

* Ms. Adams resigned as our Chief Operating Officer effective October 15, 2023.

(1) In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards computed in accordance with the Financial Accounting Standards Board’s Accounting Standard Codification (Financial Accounting Standards Board Accounting Standards Codification (FASB ASC)) Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 6 to our consolidated financial statements and notes thereto included within Part IV of our 2023 Annual Report. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting or exercise of stock options, or the sale of the common stock underlying them.

(2) Amounts shown represent annual performance-based bonuses earned for the respective fiscal year. We have not yet determined the annual cash bonuses earned by each named executive office for the fiscal year ended December 31, 2023. For more information, see below under “—Annual Performance-Based Bonus Opportunity.”

(3) Except as otherwise indicated, amounts shown represent 401(k) matching contributions made for the respective fiscal year and payment of life insurance premiums for the employee’s benefit. For more information, see below under “—401(k) Plan” and “—Life Insurance,” respectively.

(4) Ms. Adams 2023 salary (prorated for time served) includes $41,012 earned during her term of service for unused vacation pay that was paid out in connection with her resignation as the Company’s Chief Operating Officer effective October 15, 2023.

(5) Amount shown includes compensation of $7,050 paid to Ms. Adams for consulting services provided to us in 2023 following her resignation. Ms. Adams provides consulting services to us on an as needed basis in our discretion at a rate of $300 per hour.

Annual Base Salary

The compensation of our named executive officers is generally determined and approved by our Board, based on the recommendation of the Compensation Committee of our Board. The table below shows the annual base salaries for our named executive officers for the year ended December 31, 2023:

Name	2023 Base Salary ($)
Charles P. Theuer, M.D., Ph.D.	$632,343
Scott B. Brown, CPA, M.S.	$388,960
Bonne Adams, M.B.A.(1)	$368,190

(1) As discussed in “—Summary Compensation Table” above, Ms. Adams 2023 salary was prorated for time served. The salary actually paid to Ms. Adams was $291,483.

Annual Performance-Based Bonus Opportunity

In addition to base salaries, our named executive officers are eligible to receive annual performance-based cash bonuses, which are designed to incentivize our executives to achieve defined annual corporate goals and to reward our executives for individual achievement towards these goals, subject to certain employment criteria as described below under “—Agreements with our Named Executive Officers.” The annual performance-based bonus each named executive officer is eligible to receive is generally based on the extent to which we achieve the corporate goals that our Board establishes each year. At the end of the year, our Board reviews our performance against each corporate goal and determines the extent to which we achieved each of our corporate goals.

For 2023, Dr. Theuer was eligible to receive a target bonus of up to 50% of his base salary, Mr. Brown was eligible to receive a target bonus of up to 40% of his base salary, and Ms. Adams was eligible to receive a target bonus of up to 35% of her base salary, each pursuant to the terms of their employment agreement that was in effect during 2023, as described below under “—Agreements with our Named Executive Officers.” Our Board will also consider each named executive officer’s individual contributions towards reaching our annual corporate goals. There is no minimum bonus percentage or amount established for the named executive officers and, as a result, the bonus amounts vary from year to year based on corporate and individual performance. The annual cash bonuses earned by each named executive office for the fiscal year ended December 31, 2023 have not yet been determined, but are expected to be determined in the first quarter of 2024. Ms. Adams will not receive a 2023 annual performance bonus because she will not be employed by us at the time 2023 annual performance-based cash bonuses are paid, if any, as described below under “—Agreements with our Named Executive Officers.”

Arbitration Bonus Program

In January 2023, our Compensation Committee approved a one-time discretionary bonus related to the results of the Company’s arbitration with I-Mab Biopharma (the “Arbitration Bonus”). The terms of the Arbitration Bonus establish a cash bonus pool equal to 1% of any award in the Company’s favor resulting from the arbitration to the extent the award is at least $30.0 million and no more than $50.0 million. Payment of the Arbitration Bonus is conditioned on, among other things, (a) receipt by the Company of at least $10.0 million from equity sales or otherwise by June 30, 2023, including from the arbitration award, if any, and (b) employment in good standing of the recipient at the time the Arbitration Bonus is paid. Dr. Theuer was eligible to earn 25% of the cash bonus pool, Mr. Brown was eligible to earn 17% of the cash bonus pool, and Ms. Adams was eligible to earn 12% of the cash bonus pool. No amounts were paid or are due to be paid associated with the Arbitration Bonus.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align the Company’s interests with those of our employees, non-employee directors and consultants, including our named executive officers. Our executives generally are awarded an initial new hire grant of option awards upon commencement of employment and additional grants are typically granted annually. In the fiscal year ending December 31, 2023, stock option awards were the only form of equity awards we granted to our named executive officers. Vesting of the stock option awards is dependent on continuous service with us and serves as an additional retention measure.

All of our outstanding stock option awards granted to executives provide for full acceleration in the event of the holder’s cessation of continuous service without cause, and not due to a death or disability, in connection with or within 12 months following consummation of our change in control (as defined in the 2015 Plan). Such awards are also subject to accelerated vesting in the event of certain involuntary terminations not related to our change in control (as described below under “—Potential Payments Upon Termination or Change in Control”).

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

Agreement with Dr. Theuer. On February 5, 2019, we entered into an Amended and Restated Employment Agreement with Charles P. Theuer, our President and Chief Executive Officer, which amended, restated and superseded in its entirety Dr. Theuer’s employment agreement entered into in February 2017. Pursuant to the amended employment agreement, Dr. Theuer is entitled to an initial annual base salary of $552,921 and is eligible to receive an annual performance bonus of up to 50% of his base salary, as determined by our Board and subject to employment in good standing at the end of the calendar year applicable to such bonus. Dr. Theuer is additionally entitled to certain severance benefits pursuant to his agreement, the terms of which are described below under “—Potential Payments Upon Termination or Change of Control.”

Agreement with Mr. Brown. On January 28, 2020, we entered into an Employment Agreement with Scott B. Brown, our Chief Financial Officer, which governs the terms of his employment with us. Pursuant to the agreement, Mr. Brown is entitled to an initial base salary of $254,400 and is eligible to receive an annual target performance bonus of up to 40% of his base salary, as determined by our Board and subject to employment in good standing on the date of payment of the applicable bonus. Mr. Brown is additionally entitled to certain severance benefits pursuant to a severance agreement that we entered into with Mr. Brown on December 4, 2019, the terms of which are described below under “—Potential Payments Upon Termination or Change of Control.”

Agreement with Ms. Adams. On February 27, 2017, we entered into an Amended and Restated Employment Agreement with Bonne Adams, our Chief Operating Officer, which governs the terms of her employment with us. Pursuant to the agreement, Ms. Adams is entitled to an initial base salary of $288,779 and is eligible to receive an annual target performance bonus of up to 35% of her base salary, as determined by our Board and subject to employment in good standing on the date of payment of the applicable bonus. Ms. Adams is additionally entitled to certain severance benefits pursuant to a severance agreement that we entered into with Ms. Adams on September 27, 2017, the terms of which are described below under “—Potential Payments Upon Termination or Change of Control.”

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

Dr. Theuer. If Dr. Theuer’s employment is terminated without cause or he resigns for good reason, in each case, other than in connection with a change in control, he is entitled to continued payment of his then-current base salary for 12 months, payment of premiums for continued healthcare coverage under COBRA for himself and his eligible dependents (or in certain circumstances, taxable cash payments in lieu of such premium payments) for up to 12 months, and full vesting of any unvested time-based equity awards. If Dr. Theuer’s employment is terminated without cause or he resigns for good reason within 12 months following a change in control, he is entitled to continued payment of his then-current base salary, and COBRA premium (or taxable cash) payments as described above, for 18 months, 150% of his target annual performance bonus, and full vesting of any unvested time-based equity awards. In addition, if Dr. Theuer’s employment is terminated as a result of his death, his estate would be entitled to a one-time, lump-sum payment equal to 12 months of his base salary and accelerated vesting of any time-based equity awards as if he had completed an additional six months of continuous service. If Dr. Theuer’s employment is terminated as a result of disability, any unvested time-based equity will vest on an accelerated basis as if he had completed an additional six months of continuous service.

Mr. Brown. On December 4, 2019, we entered into a severance agreement with Mr. Brown. If Mr. Brown’s employment is terminated without cause or he resigns for good reason, in each case, other than in connection with a change in control, he is entitled to continued payment of his then-current base salary for nine months, payment of premiums for continued healthcare coverage under COBRA for himself and his eligible dependents (or in certain circumstances, taxable cash payments in lieu of such premium payments) for up to nine months, and accelerated vesting of any time-based equity awards as if he had completed an additional nine months of continuous service. If Mr. Brown’s employment is terminated without cause or he resigns for good reason within 12 months following a change in control, he is entitled to continued payment of his then-current base salary, and COBRA premium (or taxable cash) payments as described above, for 12 months, 100% of his target annual performance bonus, and full vesting of any unvested time-based equity awards.

Ms. Adams. Ms. Adams resigned as our Chief Operating Officer effective October 15, 2023. No severance payments were made to Ms. Adams in connection with her resignation. Ms. Adams continues to serve in a consulting role. No additional severance payments are due to her under the terms of her consulting arrangement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards held by our named executive officers that remain outstanding as of December 31, 2023.

			Option Awards(1)
	Grant date	Vesting commencement date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price per share ($)(2)	Option expiration date
Charles P. Theuer, M.D., Ph.D.	10/3/2014	10/3/2014	8,257	—	$70.43	10/2/2024
	10/3/2014	10/3/2014	5,137	—	$70.43	10/2/2024
	3/26/2015	3/26/2015	14,721	—	$143.40	3/25/2025
	1/20/2017	1/20/2017	18,999	—	$51.50	1/19/2027
	2/21/2018	2/21/2018	22,499	—	$21.50	2/20/2028
	1/29/2019	1/29/2019	45,999	—	$7.90	1/28/2029
	1/31/2020	1/31/2020	120,633	2,567	$4.02	1/30/2030
	1/29/2021	1/29/2021	131,250	48,750	$9.14	1/28/2031
	1/28/2022	1/28/2022	126,979	138,021	$2.32	1/27/2032
	02/01/2023	02/01/2023	—	332,000	$1.70	1/31/2033
Scott B. Brown, CPA, M.S.	8/31/2015	8/31/2015	2,352	—	$104.90	8/30/2025
	1/20/2017	1/20/2017	1,332	—	$51.50	1/19/2027
	2/21/2018	2/21/2018	2,000	—	$21.50	2/20/2028
	1/29/2019	1/29/2019	10,000	—	$7.90	1/28/2029
	1/31/2020	1/31/2020	21,541	459	$4.02	1/30/2030
	1/29/2021	1/29/2021	40,104	14,896	$9.14	1/28/2031
	1/28/2022	1/28/2022	38333	41,667	$2.32	1/27/2032
	2/1/2023	02/01/2023	—	144,000	$1.70	1/31/2033
Bonne Adams, M.B.A.	10/03/2014	10/03/2014	2,015	—	$70.43	10/2/2024
	10/03/2014	10/03/2014	1,078	—	$70.43	10/2/2024
	03/25/2015	03/25/2015	4,122	—	$146.20	3/25/2025
	01/20/2017	01/20/2017	5,499	—	$51.50	1/19/2027
	02/21/2018	02/21/2018	6,591	—	$21.50	2/20/2028
	01/29/2019	01/29/2019	12,499	—	$7.90	1/28/2029
	01/31/2020	01/31/2020	17233	367	$4.02	1/30/2030
	01/29/2021	01/29/2021	40104	14,896	$9.14	1/28/2031
	01/28/2022	01/28/2022	38333	41,667	$2.32	1/27/2032
	02/01/2023	02/01/2023	—	99,000	$1.70	1/31/2033

(1) All of our option awards vest over four years of continuous service provided by the holder following the Vesting Commencement Date indicated above, with 25% of the option shares vesting after one year of continuous service and the remainder vesting in 36 substantially equal monthly installments following each month of continuous service thereafter. The options are also eligible for accelerated vesting in connection with qualifying terminations, as described above under “—Equity-Based Incentive Awards” and “—Potential Payments Upon Termination or Change in Control.”

(2)All of the option awards were granted with a per share exercise price equal to the fair market value of our common stock on the date of grant, as determined in good faith by our Board prior to our initial public offering in February 2015 and by reference to the closing stock price of our common stock on the date of grant thereafter.

Option Exercises

None.

Option Repricings

We did not engage in any repricings or other modifications or cancellations to any of our named executive officers’ outstanding equity awards during the year ended December 31, 2023.

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

401(k) Plan

We maintain a defined contribution employee retirement plan (“401(k) plan”), for our employees. Our named executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Code”), and is also intended to qualify as a safe harbor plan. During 2023, we made matching contributions of 100% of the amount of each participant’s contributions, up to 4% of each participant’s compensation. The 401(k) plan currently does not offer the ability to invest in our securities.

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

Life Insurance

As part of our standard employee benefits to all employees, including our named executive officers, we obtain life insurance coverage for the benefit of the employee and pay the premium on their behalf.

Director Compensation

Our Board adopted a new non-employee director compensation policy in February 2023. This compensation policy provides that each non-employee director will receive the following compensation for service on our Board. Prior to the effectiveness of our new non-employee director compensation policy, our non-employee directors received the same cash consideration as described below.

•
an annual cash retainer of $40,000;
•
an annual cash retainer of $60,000 for service as chair of our Board (in lieu of above);
•
an additional annual cash retainer of $7,500, $5,000 and $3,750 for service on our Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee, respectively;
•
an additional annual cash retainer of $15,000, $10,000 and $7,500 for service as chair of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee (in lieu of regular committee member fees described immediately above), respectively;
•
an automatic annual option grant to purchase 18,000 shares of our common stock or a restricted stock unit award of 7,875 shares of our common stock for each non-employee director serving on the Board on the date of our annual stockholder meeting (including by reason of his, her or their election at such meeting), in each case vesting 100% as of the earlier of the date of our next annual stockholder meeting and the one-year anniversary of the date of grant, with the form of such grant determined by the Board or the Compensation Committee prior to our annual stockholder meeting, and with the option grant being the default award type; and
•
upon first joining our Board, an automatic initial grant of an option to purchase 31,500 shares of our common stock that vests ratably in annual installments over a three-year period following the grant date.

Each of the option grants described above will be granted under our 2015 Plan and will vest and become exercisable subject to the director’s continuous service with us, provided that each option will vest in full upon a change of control, as defined under our 2015 Plan.

Director Summary Compensation Table

The following table summarizes director compensation for the year ended December 31, 2023:

Director	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Stephen T. Worland, Ph.D.	$51,250	$24,399	$75,649
Saundra Pelletier	$55,000	$24,399	$79,399
Martin A. Mattingly, Pharm.D.	$53,750	$24,399	$78,149
J. Rainer Twiford, J.D., Ph.D.	$45,000	$24,399	$69,399
Carol Lam, J.D.	$45,000	$24,399	$69,399
William R. LaRue	$60,000	$24,399	$84,399
Lisa Johnson-Pratt, M.D.	$43,750	$24,399	$68,149

(1) Pursuant to the non-employee directors’ compensation policy in effect in 2023, each member of our Board who was serving on the Board on the date of our annual stockholder meeting received an option to purchase 18,000 shares of our common stock in April 2023 at an exercise price per share of $1.82. Amounts shown in this column reflect the aggregate grant date fair value of the options computed in accordance with FASB ASC Topic 718. For more information on how this amount is calculated, see Note 6 to our consolidated financial statements and notes thereto included within Part IV of our 2022 Annual Report.

(2) As of December 31, 2023, the aggregate number of stock options held by each of the directors was as follows:

Director	Aggregate Number of Options Held
Stephen T. Worland, Ph.D.	57,249
Saundra Pelletier	54,750
Martin A. Mattingly, Pharm.D.	57,249
J. Rainer Twiford, J.D., Ph.D.	54,750
Carol Lam, J.D.	54,750
William R. LaRue	56,410
Lisa Johnson-Pratt, M.D.	65,250

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders:
2011 Equity Incentive Plan(1)	17,065	$70.43	—
Amended and Restated 2015 Equity Incentive Plan(2)(3)	2,985,807	$6.16	350,035
Amended and Restated 2015 Employee Stock Purchase Plan(4)	—	—	429,500
Equity compensation plans not approved by stockholders:
Inducement awards(2)	118,280	$6.72	81,720

(1) Effective as of January 29, 2015, no additional awards were granted under the 2011 Equity Incentive Plan (the “2011 Plan”), and all awards granted under the 2011 Plan that are repurchased, forfeited, expire, cancelled or otherwise not issued will become available for grant under the Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”) in accordance with its terms.

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

(4) Pursuant to an “evergreen” provision contained in the Amended and Restated 2015 Employee Stock Purchase Plan (the “2015 ESPP”), as amended June 10, 2021, on January 1 of each year until (and including) January 1, 2031, the number of shares authorized for issuance under the 2015 ESPP is automatically increased by a number equal to the least of: (a) 1.0% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year; (b) 250,000 shares of Common Stock; or (c) a number of shares of Common Stock that may be determined each year by the registrant’s board of directors that is less than the preceding clauses (a) and (b).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding ownership of our common stock as of February 15, 2024 based on information available to us and filings with the SEC by (a) each person known to us to own more than 5% of the outstanding shares of our common stock, (b) each of our directors, (c) each of our named executive officers, and (d) all of our directors and executive officers as a group. Each stockholder’s percentage ownership is based on 45,092,627 shares of our common stock being outstanding as of February 15, 2024. Unless otherwise indicated, (i) the address for the following beneficial owners is: c/o TRACON Pharmaceuticals, Inc., 4350 La Jolla Village Drive, Suite 800, San Diego, California 92122 and (ii) we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Name and address of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% or greater stockholders:

Ikarian Capital LLC	2,765,530	6.13%
100 Crescent Court, Suite 1620
Dallas, TX 75201

Directors and Named Executive Officers:

Charles P. Theuer, M.D., Ph.D.(1)	1,021,103	2.23%
Scott B. Brown, CPA, M.S.(2)	191,686	*
Bonne Adams, M.B.A.(3)	165,153	*
William R. LaRue(4)	46,173	*
Martin A. Mattingly, Pharm.D.(5)	39,999	*
J. Rainer Twiford, J.D., Ph.D.(6)	54,639	*
Stephen T. Worland, Ph.D.(7)	39,999	*
Saundra Pelletier(8)	48,795	*
Lisa Johnson-Pratt, M.D.(9)	47,250	*
Carol Lam, J.D. (10)	29,750	*
All executive officers and directors as a group (10 persons)(11)	1,684,547	3.70%

* Represents beneficial ownership of less than 1%.

(1) Includes 621,686 shares of common stock subject to options exercisable as of April 15, 2024.

(2) Includes 166,558 shares of common stock subject to options exercisable as of April 15, 2024.

(3) Includes 165,153 shares of common stock subject to options exercisable as of April 15, 2024. In accordance with our 2015 Plan, Ms. Adams’ options continue to vest during her consulting period given her continued service to the Company. Ms. Adams will be required to exercise any vested options to purchase our common stock within three months of the termination date of her consulting services, with any vested options to purchase our common stock not exercised by such date forfeited.

(4) Includes 38,410 shares of common stock subject to options exercisable as of April 15, 2024.

(5) Includes 39,249 shares of common stock subject to options exercisable as of April 15, 2024.

(6) Includes 1,058 shares of common stock beneficially owned by Brookline Investment Fund, LLC, 4,938 shares of common stock beneficially owned by CSA Biotechnology Fund I, LLC and 9,346 shares of common stock beneficially owned by CSA Biotechnology Fund II, LLC. J. Rainer Twiford, J.D., Ph.D., one of our directors, has voting and dispositive control over these shares. Dr. Twiford disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes 1,797 shares of outstanding common stock held by MCT Investments, LLC. Dr. Twiford’s spouse, Marsha C. Twiford, has voting and investment power with respect to the shares held by MCT Investments, LLC. Also includes 36,750 shares of common stock subject to options exercisable as of April 16, 2023.

(7) Includes 39,249 shares of common stock subject to options exercisable as of April 15, 2024.

(8) Includes 36,750 shares of common stock subject to options exercisable as of April 15, 2024.

(9) Includes 47,250 shares of common stock subject to options exercisable as of April 15, 2024.

(10) Includes 29,750 shares of common stock subject to options exercisable as of April 15, 2024.

(11) Consists of the shares of outstanding common stock and shares of common stock subject to options exercisable as of April 15, 2024, if any, referred to in footnotes (1), (2), (3), (4), (5), (6), (7), (8), (9), and (10).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PARTIES

The following includes a summary of transactions since January 1, 2022 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.”

2023 Sale of Common Stock and Pre-Funded Warrants

In March 2023, we issued and sold 174,508 shares of our common stock at a purchase price of $1.38 per share and pre-funded warrants to purchase 2,013,999 shares of our common stock at a purchase price of $1.37 per share of underlying common stock with an exercise price of $0.01 per share of underlying common stock (the 2023 Pre-Funded Warrants) for net proceeds of approximately $3.0 million in a private placement with Opaleye L.P. (together with its affiliates, the Purchaser). In accordance with their terms, the 2023 Pre-Funded Warrants may not be exercised if the holder’s ownership of our common stock would exceed 19.99% of the shares of our common stock outstanding immediately after giving effect to such exercise, unless approval by our stockholders is obtained as required under the Nasdaq listing standards, including Nasdaq Listing Rules 5635(b) and (d). At our 2023 Annual Meeting held in April 2023, stockholder approval, in accordance with applicable rules of the Nasdaq Stock Market, was obtained for the issuance of shares of common stock upon the potential future exercise of certain outstanding warrants held by the Purchaser, including the 2023 Pre-Funded Warrants, that would result in the Purchaser owning in excess of 19.99% of the shares of common stock outstanding immediately after giving effect to such exercise. Additional detail regarding this stockholder and their beneficiary ownership is provided under “Security Ownership of Certain Beneficial Owners and Management.”

2022 Sale of Common Stock and Pre-Funded Warrants

In June 2022, we issued and sold 841,989 shares of our common stock at a purchase price of $1.32 per share and pre-funded warrants to purchase 2,205,018 shares of our common stock at a purchase price of $1.31 per share of underlying common stock with an exercise price of $0.01 per share of underlying common stock (the 2022 Pre-Funded Warrants) for net proceeds of approximately $3.9 million in a registered direct offering with the Purchaser. In accordance with their terms, the 2022 Pre-Funded Warrants may not be exercised if the Purchaser’s ownership of our common stock would exceed 19.99% of the shares of our common stock outstanding immediately after giving effect to such exercise, unless approval by our stockholders is obtained as required under the Nasdaq listing standards, including Nasdaq Listing Rules 5635(b) and (d). In connection with this offering, we amended two existing pre-funded warrants to purchase shares of our common stock held by the Purchaser to extend the exercise periods and to permit exercise in excess of a similar 19.99% limit following approval of our stockholders of such exercise. At our 2023 Annual Meeting held in April 2023, stockholder approval, in accordance with applicable rules of the Nasdaq Stock Market, was obtained for the issuance of shares of common stock upon the potential future exercise of certain outstanding warrants held by the Purchaser, including the 2023 Pre-Funded Warrants, that would result in the Purchaser owning in excess of 19.99% of the shares of common stock outstanding immediately after giving effect to such exercise. Additional detail regarding this stockholder and their beneficiary ownership is provided under “Security Ownership of Certain Beneficial Owners and Management.”

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for services rendered by Ernst & Young LLP, our independent registered public accounting firm, for 2023 and 2022 in the following categories

	Years ended December 31,
	2023	2022
Audit Fees(1)	$448,000	$467,200
Audit-Related Fees(2)	—	—
Tax Fees(3)	19,287	17,500
All Other Fees	—	—
	$467,287	$484,700

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

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our Audit Committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All fees paid to Ernst & Young LLP during the years ended December 31, 2023 and 2022 were pre-approved by our Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

1. Financial Statements

The consolidated financial statements of TRACON Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2023:

2. Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.

3.3(1)	Amended and Restated Bylaws.

4.1(3)	Form of Common Stock Certificate of the Registrant.

4.2(5)	Description of Capital Stock.

4.3(4)	Form of Common Warrant dated March 27, 2018 (attached as Exhibit B-2 to the Securities Purchase Agreement).

4.4(3)	Warrant to Purchase Stock issued to Silicon Valley Bank on June 4, 2014.

4.5(10)	Warrant to Purchase Stock issued to Silicon Valley Bank on May 3, 2018.

4.6(8)	Form of Warrant to Purchase Common Stock dated September 2, 2022.

4.7(17)	Registration Rights Agreement, dated May 8, 2023, by and between the Registrant and Lincoln Park Capital Fund, LLC.

10.1+(3)	Form of Indemnity Agreement by and between the Registrant and its directors and officers.

10.2+(3)	TRACON Pharmaceuticals, Inc. 2011 Equity Incentive Plan and Forms of Stock Option Agreement and Notice of Exercise thereunder.

10.3+(11)

TRACON Pharmaceuticals, Inc. 2015 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Notice of Exercise and Restricted Stock Unit Agreement thereunder, as amended June 28, 2021.

10.4+(18)	TRACON Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended February 1, 2023.

10.5+(12)	TRACON Pharmaceuticals, Inc. Amended and Restated 2015 Employee Stock Purchase Plan, as amended June 10, 2021.

10.6+(13)	TRACON Pharmaceuticals, Inc. Bonus Plan, as amended January 29, 2021.

Exhibit Number	Description of Document

10.7+(14)	Amended and Restated Employment Agreement by and between the Registrant and Charles P. Theuer, M.D., Ph.D., dated February 5, 2019.

10.10+(5)	Employment Agreement by and between the Registrant and Scott Brown, dated January 28, 2020.

10.11+(5)	Severance Agreement by and between the Registrant and Scott Brown, dated December 4, 2019.

10.12+(3)	TRACON Pharmaceuticals, Inc. Severance Plan and Summary Plan Description.

10.13*#(5)	Collaboration and Clinical Trial Agreement by and among the Registrant, 3D Medicines (Beijing) Co., LTD. and Jiangsu Alphamab Biopharmaceuticals Co., LTD. dated December 20, 2019.

10.14(16)	Capital on DemandTM Sales Agreement, dated as of December 9, 2020, by and between the Registrant and JonesTrading Institutional Services LLC.

10.15 (6)	Amendment to the Capital on DemandTM Sales Agreement, dated as of March 15, 2022, by and between the Registrant and JonesTrading Institutional Services LLC.

10.16*#(14)	Collaborative Development and Commercialization Agreement by and among the Registrant, Eucure (Beijing) Biopharma Co., Ltd. and Biocytogen Pharmaceuticals (Beijing) Co., Ltd. dated October 8, 2021.

10.17(7)	Securities Purchase Agreement, between the Registrant and Opaleye L.P., dated June 21, 2022.

10.18(17)	Securities Purchase Agreement, dated May 8, 2023, by and between the Registrant and Lincoln Park Capital Fund, LLC.

10.19*#	License Agreement, dated November 17, 2023, by and between the Registrant and Inhibrx, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

97.1	TRACON Pharmaceuticals, Inc. Incentive Compensation Recoupment Policy.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	The cover page for the Registrant’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101

+	Indicates management contract or compensatory plan.
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

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 20, 2023.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-201280), as amended.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 23, 2018.
(5)	Incorporated by reference to Registrant's Annual Report on Form 10-K, filed with the SEC on February 28, 2020.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, filed with the SEC on March 16, 2022.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 21, 2022.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 6, 2022.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 30, 2021.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 11, 2021
(12)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the SEC on February 25, 2021.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2019.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-Q, filed with the SEC on November 3, 2021.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 9, 2020.
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2023.
(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 8, 2023.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: March 5, 2024	By: /s/ CHARLES P. THEUER, M.D., PH.D.
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

Signature	Title	Date

/s/ Charles P. Theuer, M.D., Ph.D.	President, Chief Executive Officer and Member of the Board of Directors	March 5, 2024
Charles P. Theuer, M.D., Ph.D.	(Principal Executive Officer)

/s/ Scott B. Brown, CPA	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2024
Scott B. Brown, CPA

/s/ Lisa Johnson-Pratt, M.D.	Member of the Board of Directors	March 5, 2024
Lisa Johnson-Pratt, M.D.

/s/ Carol C. Lam, J.D.	Member of the Board of Directors	March 5, 2024
Carol C. Lam. J.D.

/s/ William R. LaRue	Member of the Board of Directors	March 5, 2024
William R. LaRue

/s/ Martin A. Mattingly, Pharm.D.	Member of the Board of Directors	March 5, 2024
Martin A. Mattingly, Pharm.D.

/s/ Saundra Pelletier	Member of the Board of Directors	March 5, 2024
Saundra Pelletier

/s/ J. Rainer Twiford, J.D., Ph.D.	Member of the Board of Directors	March 5, 2024
J. Rainer Twiford, J.D., Ph.D.

/s/ Stephen T. Worland, Ph.D.	Member of the Board of Directors	March 5, 2024
Stephen T. Worland, Ph.D.