Form 10-Q
period 2024-03-31
Tracon Pharmaceuticals, Inc.
filed 2024-05-14
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

The number of outstanding shares of the registrant’s common stock as of April 30, 2024 was 2,679,035.

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,891	$8,564
Prepaid and other assets	511	526
Total current assets	8,402	9,090
Property and equipment, net	33	37
Restricted cash	73	73
Other assets	847	905
Total assets	$9,355	$10,105
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,681	$2,544
Accrued expenses	7,355	7,211
Accrued compensation and related expenses	414	427
Total current liabilities	10,450	10,182
Other long-term liabilities	667	732
Commitments and contingencies (Note 3)
Stockholders’ deficit:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at March 31, 2024 and December 31, 2023; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 60,000,000 at March 31, 2024 and December 31, 2023; issued and outstanding shares — 2,662,507 and 2,213,537 at March 31, 2024 and December 31, 2023, respectively	3	2
Additional paid-in capital	241,902	239,688
Accumulated deficit	(243,667)	(240,499)
Total stockholders’ deficit	(1,762)	(809)
Total liabilities and stockholders’ deficit	$9,355	$10,105

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$100	$—
Operating expenses:
Research and development	1,878	4,969
General and administrative	1,434	2,344
Total operating expenses	3,312	7,313
Loss from operations	(3,212)	(7,313)
Other income (expense):
Interest income (expense), net	53	(1,188)
Other expense	(9)	(3)
Total other income (expense)	44	(1,191)
Net loss	$(3,168)	$(8,504)

Net loss per share, basic and diluted	$(1.33)	$(6.76)
Weighted-average shares outstanding, basic and diluted	2,389,519	1,258,096

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	2,286,518	$2	$239,688	$(240,499)	$(809)
Stock-based compensation expense	—	—	383	—	383
Issuance of common stock, net of offering costs	375,989	1	1,831	—	1,832
Net loss	—	—	—	(3,168)	(3,168)
Balance at March 31, 2024	2,662,507	$3	$241,902	$(243,667)	$(1,762)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	1,229,240	$1	$229,759	$(236,911)	$(7,151)
Stock-based compensation expense	—	—	484	—	484
Issuance of common stock and warrants, net of offering costs	45,146	—	4,099	—	4,099
Net loss	—	—	—	(8,504)	(8,504)
Balance at March 31, 2023	1,274,386	$1	$234,342	$(245,415)	$(11,072)

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(3,168)	$(8,504)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	383	484
Depreciation and amortization	4	4
Noncash interest	—	88
Amortization of debt discount	—	1,123
Lease asset amortization and liability accretion, net	4	7
Changes in assets and liabilities:
Prepaid expenses and other assets	15	266
Accounts payable and accrued expenses	232	1,146
Accrued compensation and related expenses	(13)	383
Net cash used in operating activities	(2,543)	(5,003)
Cash flows from financing activities
Repayment of long-term debt	—	(10,000)
Proceeds from sale of common stock and warrants, net of offering costs	1,870	4,180
Net cash provided (used in) by financing activities	1,870	(5,820)
Change in cash, cash equivalents, and restricted cash	(673)	(10,823)
Cash, cash equivalents, and restricted cash at beginning of period	8,637	17,500
Cash, cash equivalents, and restricted cash at end of period	$7,964	$6,677

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

Basis of Presentation

As of March 31, 2024, the Company has devoted substantially all its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of March 31, 2024, the Company had an accumulated deficit of $243.7 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues the development and commercialization of its product candidates and works to develop additional product candidates through research and development programs. At March 31, 2024, the Company had cash and cash equivalents of $8.0 million, of which $0.1 million is classified as restricted cash as it is pledged as collateral for the Company’s obligations under its corporate headquarters facility lease. The Company’s ability to execute its operating plan through 2024 and beyond depends on its ability to obtain additional funding through equity offerings, debt financings, or potential licensing and collaboration arrangements. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, management believes that there is substantial doubt about its ability to continue as a going concern for a period of 12 months following the date that these unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to continue to fund its losses from operations through its existing cash and cash equivalents, as well as through future equity offerings, debt financings, other third-party funding, and potential licensing or collaboration arrangements. In addition, the Company may fund its losses from operations through the Capital on DemandTM Sales Agreement (the Sales Agreement) the Company entered into with JonesTrading in December 2020, as amended in March 2022, pursuant to which the Company may sell, at its option, up to an aggregate of $50.0 million of the Company’s common stock, $39.8 million of which remained available for sale as of March 31, 2024, and the common stock purchase agreement (the LPC Purchase Agreement) the Company entered into with Lincoln Park Capital Fund, LLC (Lincoln Park) in May 2023, pursuant to which the Company may sell, at its option, up to an aggregate of $26.0 million of the Company’s common stock, $24.7 million of which remained available for sale as of March 31, 2024. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company.

Reverse Stock Split

On April 8, 2024, the Company filed an amendment to the Company’s amended and restated certificate of incorporation to effect a one-for-twenty reverse stock split of its common stock (the Reverse Stock Split). The Reverse Stock Split applied to all of the Company’s outstanding shares of common stock and therefore did not affect any stockholder’s relative ownership percentage. The total number of the Company’s authorized shares of common stock and preferred stock remained unchanged at 60,000,000 and 10,000,0000 shares, respectively, notwithstanding the Reverse Stock Split. The par value of the Company's common stock and preferred stock also remained unchanged as a result of the Reverse Stock Split. All of the Company’s stock options and warrants outstanding immediately prior to the Reverse Stock Split were proportionately adjusted. All share and price per share data for all periods presented in these unaudited condensed consolidated financial statements and notes thereto have been adjusted to give effect to the Reverse Stock Split, including retrospectively where applicable.

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, included in its Annual Report on Form 10-K filed with the SEC on March 5, 2024.

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

The Company’s objective is to reflect the appropriate trial expenses in its unaudited condensed consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three months ended March 31, 2024 and 2023, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	March 31,
	2024	2023
Warrants to purchase common stock	7,953	439,020
Common stock options	198,845	155,845
ESPP shares	1,475	311
	208,273	595,176

2. Financial Instruments and Fair Value Measurements

Cash equivalents, which are classified as equity securities, and restricted cash consisted of the following (in thousands):

	March 31, 2024				December 31, 2023
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$5,403	$—	$—	$5,403	$3,689	$—	$—	$3,689

Classified as:
Cash equivalents				$5,330				$3,616
Restricted cash				73				73
Total cash equivalents and restricted cash				$5,403				$3,689

As of March 31, 2024 and December 31, 2023, the Company had no investments.

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

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2024
Money market funds	$5,403	$—	$5,403	$—

At December 31, 2023
Money market funds	$3,689	$—	$3,689	$—

3. Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each license agreement is generally cancelable by the Company, given appropriate prior written notice. At March 31, 2024, potential future milestone payments under these agreements totaled an aggregate of $9.6 million.

4. Stockholders’ Deficit

Lincoln Park Common Stock Purchase Agreement

In May 2023, the Company and Lincoln Park entered into the LPC Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park is committed to purchase up to an aggregate of $26.0 million of the Company's shares of common stock from time to time and at the Company’s sole discretion over the term of the LPC Purchase Agreement, $24.7 million of which remained available for sale as of March 31, 2024. In consideration for entering into the LPC Purchase Agreement, concurrently with the execution of the LPC Purchase Agreement, the Company issued to Lincoln Park 29,961 shares of its common stock as a commitment fee, which was recorded as a component of stockholders’ deficit within additional paid-in capital on the unaudited condensed consolidated balance sheets. Concurrently with entering into the LPC Purchase Agreement, the Company also entered into a Registration Rights Agreement in which the Company agreed to file one or more registration statements as permissible and necessary to register under the Securities Act for resale of the shares of its common stock that may be issued to Lincoln Park under the LPC Purchase Agreement, which occurred in May 2023. In May 2023, the Company also issued and sold 86,761 shares (the Initial Purchase Shares) of the Company’s common stock to Lincoln Park pursuant to the LPC Purchase Agreement at a purchase price of $11.53 per Initial Purchase Share resulting in net proceeds of $1.0 million. At the Company's special meeting of stockholders held in September 2023, stockholder approval, in accordance with applicable rules of the Nasdaq Stock Market, was obtained for the potential future sale and issuance of shares of the Company’s common stock to Lincoln Park in accordance with the pricing terms set forth in the LPC Purchase Agreement that could result in Lincoln Park owning in excess of 19.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such sale.

Sale of Common Stock and Pre-Funded Warrants

In March 2023, the Company issued and sold 8,726 shares of its common stock at a purchase price of $27.60 per share and pre-funded warrants to purchase 100,700 shares of its common stock at a purchase price of $27.40 per share of underlying common stock with an exercise price of $0.20 per share of underlying common stock (the 2023 Pre-Funded Warrants) for net proceeds of approximately $3.0 million in a private placement (the Private Placement) with an accredited institutional healthcare-focused fund. In accordance with their terms, the 2023 Pre-Funded Warrants may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such exercise, unless approval by the Company's stockholders is obtained as required under the Nasdaq listing standards, including Nasdaq Listing Rules 5635(b) and (d). The 2023 Pre-Funded Warrants were recorded as a component of stockholders’ deficit within additional paid-in capital on the consolidated balance sheets.

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

At-The-Market Issuance Sales Agreement

In December 2020, as amended in March 2022, the Company entered into a Capital on DemandTM Sales Agreement (the Sales Agreement) with JonesTrading, pursuant to which it may sell from time to time, at its option, up to an aggregate of $50.0 million of the Company’s common stock through JonesTrading, as sales agent or principal, $39.8 million of which remained available for sale as of March 31, 2024. Sales of the Company’s common stock made pursuant to the Sales Agreement with JonesTrading, if any, will be made on the Nasdaq Capital Market under the Company’s effective registration statement on Form S-3, subject to limitations on the amount of securities the Company may sell pursuant to its effective registration statement on Form S-3 within any 12-month period, by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the Sales Agreement, the Company may also sell shares of its common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is required to pay JonesTrading 2.5% of gross proceeds for the common stock sold through the Sales Agreement. During the three months ended March 31, 2024, the Company sold approximately 0.3 million shares of common stock pursuant to the Sales Agreement, for net proceeds of approximately $1.7 million.

Equity Plan Activity

During the three months ended March 31, 2024, the Company issued no shares of common stock upon the exercise of outstanding stock options, no shares of common stock upon the vesting of restricted stock units, and no shares of common stock in connection with the employee stock purchase plan (the ESPP). During the year ended December 31, 2023, the Company issued no shares of common stock upon the exercise of outstanding stock options, no shares of common stock upon the vesting of restricted stock units, and 2,280 shares of common stock in connection with the ESPP.

Common Stock Warrants

As of March 31, 2024, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
June 4, 2024	146	$1,548.00
May 3, 2025	269	$522.00
September 2, 2032	7,538	$39.80
	7,953

During the three months ended March 31, 2024, the Company issued no shares of its common stock upon the exercise of warrants. During the year ended December 31, 2023, the Company issued 343,377 shares of its common stock upon the cashless exercise of 362,300 pre-funded warrants.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended
	March 31,
	2024	2023
Risk-free interest rate	4.2%	3.4%
Expected volatility	99.1%	89.9%
Expected term (in years)	6.3	6.3
Expected dividend yield	—%	—%

Stock compensation expense for the ESPP was immaterial for the three months ended March 31, 2024 and 2023.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$148	$227
General and administrative	235	257
	$383	$484

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

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by rapid subcutaneous injection for the treatment of sarcoma in North America. The ENVASARC Phase 2 pivotal trial (the ENVASARC trial) has completed the enrollment of 82 evaluable patients at 600mg of envafolimab every three weeks in cohort C, in the sarcoma subtypes of undifferentiated pleomorphic sarcoma (UPS) and myxofibrosarcoma (MFS). Nine of 82 responses (11%) by blinded independent central review (BICR) are needed to satisfy the primary endpoint of the trial which is to statistically exceed the known 4% objective response rate (ORR) of Votrient® (pazopanib), the only U.S. Food and Drug Administration (FDA)-approved treatment for patients with refractory UPS or MFS. Achieving the primary endpoint of exceeding the known 4% ORR could be the basis for accelerated approval of envafolimab by the FDA. The trial will provide at least 86% power to demonstrate the lower bound of the 95% confidence interval is greater than 5% in each cohort, which would be greater than the 4% ORR of Votrient reported in soft tissue sarcoma in its package insert. We presented a poster on the design and endpoints of the ENVASARC trial at the Connective Tissue Oncology Society meeting in November 2023.

In April 2024, we announced that the ENVASARC trial will continue as planned following a review of ongoing safety and efficacy data by the independent data monitoring committee (the IDMC). The ENVASARC trial completed enrollment in March 2024 with a total of 82 evaluable patients in cohort C of treatment with single agent envafolimab at 600 mg SQ every three weeks, and final data are expected in the third quarter of 2024. The IDMC reviewed interim safety and efficacy data from 73 patients enrolled into cohort C who had the opportunity to complete two on-treatment scans (a minimum of 12 weeks of treatment), and the objective response rate (ORR) was 11% by investigator review and the confirmed ORR by blinded independent central review (BICR) was 5.5% (four patients). Median duration of response by BICR was greater than six months. Envafolimab was well tolerated without the development of a single drug-related serious adverse event of grade 3 or higher. The primary endpoint of the study is achievement of an objective response in nine of 82 patients (11%) treated with envafolimab by BICR and median duration of response of greater than six months is a key secondary endpoint.

We expect to have final response assessment data including duration of response in all patients from the ENVASARC trial in the third quarter of 2024. Assuming positive data, we plan to submit a biologics license application (BLA) to the FDA seeking accelerated approval in 2024. At any time that we reach nine responses in cohort C by BICR and meet the primary endpoint, we expect to discuss the submission process with the FDA.

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

The following table summarizes key information regarding ongoing development of our clinical stage product candidates:

	Phase	Data Expected
Envafolimab
Soft Tissue Sarcoma (UPS and MFS)	Pivotal Phase 2	Final Data – Q3 2024
TRC102
Lung Cancer	Randomized Phase 2	2025

We utilize a product development platform (PDP) that emphasizes capital efficiency. Our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups manage significant aspects of our clinical trials with internal resources. We use these internal resources to reduce the costs associated with utilizing CROs to conduct clinical trials. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which can expedite patient enrollment and improve the quality of patient data as compared to a CRO-managed model. We have leveraged this platform in all of our sponsored clinical trials, in addition to recently monetizing our platform independently by licensing our PDP to Inhibrx, Inc. (Inhibrx) in November 2023 for a $3.0 million upfront fee. We have also leveraged our PDP to diversify our product pipeline without payment of upfront license fees through license agreements with Eucure, a division of Biocytogen, 3D Medicines and Alphamab, and Janssen. We continue to evaluate life science companies that would benefit from a rapid and capital-efficient U.S. drug development solution that includes U.S. and European Union (EU) clinical development expertise, or that wish to license our PDP to enable them to run CRO-independent clinical trials or to contract with us to conduct clinical trials. We believe we will continue to be recognized as a preferred U.S. clinical development partner through a cost- and risk-sharing partnership structure, which may include U.S. commercialization.

Our goal is to be a leader in the development of targeted therapies for patients with cancer and other diseases of high unmet medical need.

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt. At March 31, 2024, we had cash and cash equivalents totaling $8.0 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease.

We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $3.2 million and $8.5 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, we had an accumulated deficit of $243.7 million.

We expect to continue to incur significant expenses and operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our current level of research and development expenses to decrease with the completion of enrollment of the ENVASARC trial in Q1 2024, partially offset as we:

•
in-license additional product candidates for development and commercialization,
•
seek regulatory approvals for product candidates that successfully complete clinical trials, and
•
pursue opportunities utilizing our PDP.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Third-party research and development expenses:
Envafolimab	$836	$2,094
YH001	81	1,422
TRC102	—	—
Total third-party research and development expenses	917	3,516
Unallocated expenses	961	1,453
Total research and development expenses	$1,878	$4,969

Unallocated expenses consist primarily of our internal personnel and facility related costs.

We expect our current level of research and development expenses to decrease with the completion of enrollment of the ENVASARC trial in Q1 2024.

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

Other Income (Expense)

In 2024, other income primarily consists of interest income from our short-term cash equivalents. In 2023, other expense primarily consists of interest related to our arbitration financing agreement entered into in December 2022.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023	Change
	(in thousands)
Revenue	$100	$—	$100
Research and development expenses	1,878	4,969	(3,091)
General and administrative expenses	1,434	2,344	(910)
Total other income (expense)	44	(1,191)	1,235

Revenue. Revenue was $0.1 million for the three months ended March 31, 2024 from the license of our CRO-independent PDP in November 2023.

Research and development expenses. Research and development expenses were $1.9 million and $5.0 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $3.1 million was primarily due to the termination of enrollment in cohort D of the ENVASARC trial. We expect our current level of research and development expenses to decrease with the completion of enrollment in the ENVASARC trial in March 2024.

General and administrative expenses. General and administrative expenses were $1.4 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $0.9 million was primarily due to lower legal expenses. We expect general and administrative expenses for the remainder of 2024 to remain relatively consistent with the amount of expenses incurred in the first quarter of 2024.

Total other income (expense). Total other income was $44,000 for the three months ended March 31, 2024 and primarily related to interest income from our short-term cash equivalents. Total other expense was $1.2 million for the three months ended March 31, 2023 and was primarily due to interest related to the arbitration financing agreement entered into in December 2022.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents. We believe that our cash and cash equivalents as of March 31, 2024 will be sufficient to fund the current requirements of working capital and other financial commitments, including our operating lease obligations, late into the third quarter of 2024. Based on our current business plan, we believe that there is substantial doubt as to whether our existing cash and cash equivalents will be sufficient to meet our obligations as they become due within one year from the date the unaudited condensed consolidated financial statements are issued.

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

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2024, we had an accumulated deficit of $243.7 million, and we expect to continue to incur net losses for the foreseeable future. We expect our current level of research and development expenses to decrease with the completion of enrollment of the ENVASARC trial in March 2024. Given we do not anticipate any revenues from product sales in the foreseeable future, we will need additional capital to fund our operations, which we may seek to obtain through one or more equity offerings, debt financings, government or other third-party funding, and licensing or collaboration arrangements.

Lincoln Park Capital Fund, LLC (Lincoln Park) Common Stock Purchase Agreement

In May 2023, we and Lincoln Park entered into the LPC Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park is committed to purchase up to an aggregate of $26.0 million of shares of our common stock from time to time and at our sole discretion over the term of the LPC Purchase Agreement, $24.7 million of which remained available for sale as of March 31, 2024.

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

Common Stock and Pre-Funded Warrants Offerings

In March 2023, we issued and sold 8,726 shares of our common stock at a purchase price of $27.60 per share and pre-funded warrants to purchase 100,700 shares of our common stock at a purchase price of $27.40 per share of underlying common stock with an exercise price of $0.20 per share of underlying common stock (the 2023 Pre-Funded Warrants) for net proceeds of approximately $3.0 million in a private placement (the Private Placement) with an accredited institutional healthcare-focused fund. In accordance with their terms, the 2023 Pre-Funded Warrants may not be exercised if the holder’s ownership of our common stock would exceed 19.99% of the shares of our common stock outstanding immediately after giving effect to such exercise, unless approval by our stockholders is obtained as required under the Nasdaq listing standards, including Nasdaq Listing Rules 5635(b) and (d).

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

ATM Facility

In December 2020, as amended in March 2022, we entered into the Sales Agreement with JonesTrading pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, $39.8 million of which remained available for sale as of March 31, 2024. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3, subject to limitations on the amount of securities we may sell pursuant to its effective registration statement on Form S-3 within any 12 month period, by means of ordinary brokers’ transactions at market prices. During the three months ended March 31, 2024, we sold approximately 0.3 million shares of our common stock pursuant to the Sales Agreement, for net proceeds of approximately $1.7 million. Additionally, under the terms of the Sales Agreement, we may also sell shares of our common stock through JonesTrading, on the Nasdaq Capital Market or otherwise, at negotiated prices or at prices related to the prevailing market price. JonesTrading will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are required to pay JonesTrading 2.5% of gross proceeds from the common stock sold through the Sales Agreement.

Operating Lease Obligations

Our operating lease obligations relate to our corporate headquarters in San Diego, California, which expires in April 2027. As of March 31, 2024, future minimum lease payments under this lease were $0.3 million and $0.7 million for each of the next 12 and 24 months, respectively.

Other Obligations

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,543)	$(5,003)
Investing activities	—	—
Financing activities	1,870	(5,820)
Change in cash, cash equivalents, and restricted cash	$(673)	$(10,823)

Operating activities. Net cash used in operating activities was $2.5 million and $5.0 million for the three months ended March 31, 2024 and 2023, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Financing activities. Net cash provided by financing activities was $1.9 million for the three months ended March 31, 2024 and primarily resulted from periodic issuances and sales of our common stock under the LPC Purchase Agreement and Sales Agreement with JonesTrading. Net cash used in financing activities was $5.8 million for the three months ended March 31, 2023 and primarily resulted from our repayment of $10.0 million to RGC under the RGC Loan Agreement, as amended, partially offset by $4.2 million in net proceeds from sales of common stock and pre-funded warrants.

Funding Requirements

At March 31, 2024, we had cash and cash equivalents totaling $8.0 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease. We believe that our cash and cash equivalents as of March 31, 2024 will be sufficient to fund the current requirements of working capital and other financial commitments, including our operating lease obligations, late into the third quarter of 2024. We will need additional funding to complete the development and commercialization of our product candidates or those of our partners. In addition, we may evaluate in-licensing and acquisition opportunities to gain access to new product candidates that fit with our strategy. Any such transaction will likely increase our future funding requirements. These uncertainties raise substantial doubt about our ability to meet our obligations as they become due and continue as a going concern for a period of 12 months following the date that the accompanying unaudited condensed consolidated financial statements were issued.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who are our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, together with the other information contained in this Quarterly Report and in our other public filings with the SEC. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

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

Risks Related to our Financial Position and Need for Additional Capital

We have incurred losses from operations since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability.*

We are a clinical stage biopharmaceutical company with limited operating history. All the product candidates we are developing will require substantial additional development time and resources before we or our partners would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have incurred losses from operations in each year since our inception, including net losses of $3.2 million and $8.5 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, we had an accumulated deficit of $243.7 million.

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

We will require substantial additional financing to achieve our goals, and failure to obtain additional financing when needed could force us to delay, limit, reduce or terminate our drug development efforts. There is substantial doubt as to our ability to continue as a going concern.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our current level of research and development expenses to decrease with the completion of enrollment of the ENVASARC trial in Q1 2024, however this is based on our current expectations which are subject to change.

At March 31, 2024, we had cash and cash equivalents totaling $8.0 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease. Based upon our current operating plan, we believe that our cash and cash equivalents as of March 31, 2024 will be sufficient to fund the current requirements of working capital and other financial commitments, including our operating lease obligations, late into the third quarter of 2024. We will need additional funding to complete the development and commercialization of product candidates, including envafolimab and YH001. In addition, in December 2019, we entered into a collaboration and clinical trial agreement with 3D Medicines and Alphamab, and in October 2021, we entered into a collaborative development and commercialization agreement with Eucure and Biocytogen. Under these agreements, we are responsible for various portions of the costs to conduct clinical trials, among other development obligations. We will need additional funds to advance the development of these programs and meet our cost-sharing obligations, and these requirements may be substantial depending on how many programs are selected for development and the stage of development each program reaches. As more fully discussed in Note 1 to the audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 5, 2024, the uncertainties around our ability to obtain additional funding raise substantial doubt regarding our ability to continue as a going concern for a period of 12 months following the date these accompanying unaudited condensed consolidated financial statements were issued.

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

In December 2020, as amended in March 2022, we entered into the Capital on DemandTM Sales Agreement (as amended, the Sales Agreement) with JonesTrading Institutional Services LLC (JonesTrading) pursuant to which we could sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through JonesTrading, as sales agent or principal, $39.8 million of which remained available for sale as of March 31, 2024. In May 2023, we and Lincoln Park Capital Fund, LLC (Lincoln Park) entered into the LPC Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Lincoln Park is committed to purchase up to an aggregate of $26.0 million of shares of our common stock from time to time and at our sole discretion over the term of the LPC Purchase Agreement, $24.7 million of which remained available for sale as of March 31, 2024. While the Sales Agreement and LPC Purchase Agreement provide us with an additional option to raise capital through issuances and sales of our common stock, there can be no guarantee that we will be able to sell shares under the Sales Agreement and LPC Purchase Agreement in the future, or that any sales will generate sufficient proceeds to meet our capital requirements. In particular, sales of our common stock made pursuant to the Sales Agreement, if any, will be made on the Nasdaq Capital Market under our effective registration statement on Form S-3, subject to limitations on the amount of securities we may sell within any 12 month period, by means of ordinary brokers’ transactions at market prices. Moreover, JonesTrading is under no obligation to sell any shares of our common stock that we may request to be sold under the Sales Agreement from time to time. If sales are made under the Sales Agreement and LPC Purchase Agreement, our existing stockholders may experience dilution and such sales, or the perception that such sales are or will be occurring, may cause the trading price of our common stock to decline, and may make it tougher for us to raise additional financing.

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

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to product candidates on unfavorable terms to us.*

We may seek additional capital through a variety of means, including through equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to product candidates, or grant licenses on terms that are not favorable to us.

We are currently authorized to issue 60.0 million shares of our common stock. We may be required to increase our authorized shares in order to raise additional capital. Issuances of our shares of common stock following an increase in authorized shares would result in further dilution to our existing stockholders. We believe that our cash and cash equivalents as of March 31, 2024 will be sufficient to fund the current requirements of working capital and other financial commitments, including our operating lease obligations, late into the third quarter of 2024. If we are not able to raise additional funds on a timely basis, we may be forced to delay, reduce the scope of, or eliminate one or more of our planned operating activities or otherwise significantly curtail or cease operations. Any delay or inability to pursue our planned activities likely will adversely affect our business, financial condition, and stock price. The continued low trading price of our common stock (with a closing price of $1.73 per share on April 30, 2024) presents a significant challenge to our ability to raise additional funds.

Risks Related to Clinical Development and Regulatory Approval of Product Candidates

If our ENVASARC Phase 2 pivotal trial does not achieve its primary endpoint, we may not continue development of envafolimab as a single agent in UPS/MFS or obtain regulatory approval of envafolimab in UPS/MFS.*

We are initially developing envafolimab in refractory UPS/MFS, where the PD-(L)1 inhibitors given as single agents demonstrated response rates which were significantly higher than the response rate demonstrated by the FDA-approved treatment Votrient or chemotherapy in UPS/MFS. Nine of 82 responses (11%) by blinded independent central review (BICR) are needed to satisfy the primary endpoint of the trial which is to statistically exceed the known 4% ORR of Votrient for patients with refractory UPS or MFS. In April 2024, we announced the ENVASARC trial completed enrollment in March 2024 with a total of 82 evaluable patients in cohort C of treatment with single agent envafolimab at 600 mg SQ every three weeks. The IDMC reviewed interim safety and efficacy data from 73 patients enrolled into cohort C who had the opportunity to complete two on-treatment scans (a minimum of 12 weeks of treatment) and the confirmed ORR by BICR was 5.5% (four patients). If the response rate of envafolimab as a single agent in UPS/MFS by BICR does not meet or exceed 11% (i.e., 9 out of 82 responses by BICR), we will not achieve the primary endpoint for our Phase 2 pivotal trial and may not continue development of envafolimab as a single agent in UPS/MFS or obtain regulatory approval of envafolimab in UPS/MFS. Any discontinuation by us of our development of envafolimab as a single agent in UPS/MFS would likely adversely impact our ability to raise additional financing and could significantly impact our ability to continue as a going concern, cause a decline in our stock price and adversely affect our operations. Even if we demonstrate sufficient responses in the ENVARSAC trial, the FDA or other regulatory agencies may not agree with our clinical development plan and require that we conduct additional clinical trials to support our regulatory submissions, including that we conduct more than one pivotal trial in order to gain approval. Any such additional trials would significantly delay our clinical development, result in additional costs to us, may significantly impact our ability to continue as a going concern and could adversely impact our stock price and operations.

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
•
trading volume of our common stock.

In addition, the stock market in general, and the Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations, and we have in the past experienced volatility that has been unrelated or disproportionate to our operating performance. From January 1, 2023 through April 30, 2024, the closing price of our common stock has ranged between $1.71 and $41.20 per share. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(C) and Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq had provided us with 180 calendar days, or until December 5, 2023, to regain compliance with the Market Value Rule and the Minimum Bid Price Requirement. On December 6, 2023, we received written notice (the Delisting Notice) from Nasdaq notifying us that we had not regained compliance with the Market Value Rule (and we did not satisfy any of the other applicable financial and liquidity standards) or the Minimum Bid Price Requirement. Consequently, Nasdaq had determined that our common stock would be scheduled for delisting and suspended at the opening of business on December 15, 2023 unless we requested an appeal of this determination on or before December 13, 2023. On December 12, 2023, we submitted a request for an oral appeal hearing before a Hearings Panel (the Panel), which stayed the delisting and suspension of trading of our common stock pending the issuance of the Panel’s final written decision.

The oral appeal hearing occurred on March 7, 2024. On March 20, 2024, the Panel granted our request for continued listing on the Nasdaq Capital Market, subject to us regaining compliance with all applicable continued listing requirements, including Nasdaq’s $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) and the market value of listed securities requirement under Nasdaq Listing Rule 5550(b)(2) (or other applicable financial and liquidity standard), on or before June 3, 2024. The extension is subject to certain specified conditions including (i) effecting a reverse stock split at a ratio of 1-for-5 to 1-for-20 on or before April 22, 2024, which was satisfied on April 9, 2024 following the Reverse Stock Split, (ii) filing a Form S-1 on or before April 15, 2024 to sell equity intended to raise sufficient capital to regain compliance with all continued listing requirements for Nasdaq, which filing was made on April 12, 2024, and (iii)submitting certain interim updates to the Panel. There can be no assurance that we will be able to meet Nasdaq’s continued listing requirements on or before June 3, 2024, or that we will be successful in raising capital on the Form S-1 or otherwise to enable us to do so.

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

There can be no assurance that we will be successful in maintaining the listing of our common stock on the Nasdaq Capital Market.

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

Purchases of Equity Securities by the Issue and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TRACON Pharmaceuticals, Inc.

3.4(1)	Amended and Restated Bylaws.

10.1†*	Amended Non-Employee Director Compensation Policy.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit Number	Description of Document

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

†	Indicates a management contract or compensatory plan.
*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 8, 2024.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: May 14, 2024	/s/ Charles P. Theuer, M.D., Ph.D.
Charles P. Theuer, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	/s/ Scott B. Brown, CPA
Scott B. Brown, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer)