Form 10-Q
period 2024-06-30
Tracon Pharmaceuticals, Inc.
filed 2024-08-13
CIK 1394319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36818

TRACON Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	34-2037594
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4350 La Jolla Village Drive, Suite 800, San Diego CA	92122
(Address of principal executive offices)	(Zip Code)

(858) 550-0780

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TCON	OTCQB

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

The number of outstanding shares of the registrant’s common stock as of August 8, 2024 was 3,407,564.

FORM 10-Q

CAUTIONARY STATEMENT

As previously announced, on July 30, 2024, following the conclusion of our review of strategic alternatives, our board of directors approved the dissolution and liquidation of TRACON Pharmaceuticals, Inc. (the Dissolution), pursuant to a plan of complete liquidation and dissolution (Plan of Dissolution), which plan is subject to stockholder approval. We intend to call a special meeting of the stockholders to seek approval of the Plan of Dissolution and have filed a preliminary proxy statement relating to the special meeting with the Securities and Exchange Commission (the SEC).

TRACON Pharmaceuticals, Inc. (TRACON or the Company), cautions that trading in the Company’s securities is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual value realized, if any, by holders of the Company’s securities. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
our plans and expectations regarding our planned Dissolution;
•
our anticipated uses of cash, cash runway and future cash position, including the availability, timing and amount of liquidating distributions, the amounts that will need to be set aside by us and the adequacy of such reserves to satisfy our obligations;
•
our inability to fund our planned operations and meet our obligations as they come due for the next twelve months;
•
the amount of proceeds that might be realized from the sale or other disposition of any of our remaining assets;
•
the timing and stockholder approval of our planned Dissolution;
•
the incurrence by the Company of expenses relating to the Dissolution;
•
the limitations on trading of our common stock prior to the Dissolution;
•
our ability to retain employees, consultants, advisors and other resources to carry out the Dissolution; and
•
our estimates regarding our results of operations, financial condition, liquidity and capital requirements.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRACON Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,270	$8,564
Prepaid and other assets	240	526
Total current assets	6,510	9,090
Property and equipment, net	30	37
Restricted cash	73	73
Other assets	787	905
Total assets	$7,400	$10,105
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,652	$2,544
Accrued expenses	6,823	7,211
Accrued compensation and related expenses	416	427
Total current liabilities	9,891	10,182
Other long-term liabilities	598	732
Commitments and contingencies (Note 3)
Stockholders’ deficit:
Preferred stock, $0.001 par value, authorized shares — 10,000,000 at June 30, 2024 and December 31, 2023; issued and outstanding shares — none	—	—
Common stock, $0.001 par value; authorized shares — 60,000,000 at June 30, 2024 and December 31, 2023; issued and outstanding shares — 3,407,564 and 2,285,818 at June 30, 2024 and December 31, 2023, respectively	3	2
Additional paid-in capital	243,414	239,688
Accumulated deficit	(246,506)	(240,499)
Total stockholders’ deficit	(3,089)	(809)
Total liabilities and stockholders’ deficit	$7,400	$10,105

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$55	$9,000	$155	$9,000
Operating expenses:
Research and development	1,350	3,488	3,228	8,457
General and administrative	1,617	1,916	3,051	4,260
Arbitration success fees	—	4,375	—	4,375
Total operating expenses	2,967	9,779	6,279	17,092
Loss from operations	(2,912)	(779)	(6,124)	(8,092)
Other income (expense):
Interest income (expense), net	75	(5,507)	128	(6,695)
Other expense	(2)	—	(11)	(3)
Total other income (expense)	73	(5,507)	117	(6,698)
Net loss	$(2,839)	$(6,286)	$(6,007)	$(14,790)

Net loss per share, basic and diluted	$(0.94)	$(3.94)	$(2.23)	$(10.36)
Weighted-average shares outstanding, basic and diluted	3,008,090	1,595,892	2,698,454	1,427,579

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	2,285,818	$2	$239,688	$(240,499)	$(809)
Stock-based compensation expense	—	—	383	—	383
Issuance of common stock, net of offering costs	375,989	1	1,831	—	1,832
Net loss	—	—	—	(3,168)	(3,168)
Balance at March 31, 2024	2,661,807	3	241,902	(243,667)	(1,762)
Stock-based compensation expense	—	—	339	—	339
Issuance of common stock, net of offering costs	745,057	—	1,172	—	1,172
Issuance of common stock under equity plans	700	—	1	—	1
Net loss	—	—	—	(2,839)	(2,839)
Balance at June 30, 2024	3,407,564	$3	$243,414	$(246,506)	$(3,089)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	1,228,540	$1	$229,759	$(236,911)	$(7,151)
Stock-based compensation expense	—	—	484	—	484
Issuance of common stock and warrants, net of offering costs	45,146	—	4,099	—	4,099
Net loss	—	—	—	(8,504)	(8,504)
Balance at March 31, 2023	1,273,686	1	234,342	(245,415)	(11,072)
Stock-based compensation expense	—	—	502	—	502
Issuance of common stock, net of offering costs	128,510	—	1,074	—	1,074
Issuance of common stock under equity plans	1,580	—	43	—	43
Net loss	—	—	—	(6,286)	(6,286)
Balance at June 30, 2023	1,403,776	$1	$235,961	$(251,701)	$(15,739)

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(6,007)	$(14,790)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	722	986
Depreciation and amortization	7	7
Noncash interest	—	88
Amortization of debt discount	—	6,656
Lease asset amortization and liability accretion, net	5	12
Changes in assets and liabilities:
Collaboration receivable	—	(9,000)
Prepaid expenses and other assets	286	539
Accounts payable and accrued expenses	(314)	5,074
Accrued compensation and related expenses	(11)	(426)
Net cash used in operating activities	(5,312)	(10,854)
Cash flows from financing activities
Repayment of long-term debt	—	(10,000)
Proceeds from sale of common stock and warrants, net of offering costs	3,017	5,185
Proceeds from issuance of common stock under equity plans	1	43
Net cash provided by (used in) financing activities	3,018	(4,772)
Change in cash, cash equivalents, and restricted cash	(2,294)	(15,626)
Cash, cash equivalents, and restricted cash at beginning of period	8,637	17,500
Cash, cash equivalents, and restricted cash at end of period	$6,343	$1,874

See accompanying notes.

TRACON Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

TRACON Pharmaceuticals, Inc. (TRACON or the Company) was incorporated in the state of Delaware on October 28, 2004. Until recently, TRACON was a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer, and utilized its cost efficient, contract research organization (CRO) independent product development platform to partner with other life science companies to develop and commercialize innovative products in the United States.

On July 1, 2024, TRACON announced the discontinuation of their last ongoing clinical trial in evafolimab and intent to explore strategic alternatives. On July 30, 2024, after completing a review of the strategic options available to the Company, the Company’s board of directors approved the dissolution and liquidation of the Company (the Dissolution), pursuant to a plan of complete liquidation and dissolution (Plan of Dissolution), subject to the approval of the Company’s stockholders, and implemented a reduction-in-force of all of its employees, including officers, which was completed on July 31, 2024. The Company intends to hold a special meeting of stockholders (Special Meeting) to seek stockholder approval of the Plan of Dissolution.

As previously disclosed, the Company was notified by the Nasdaq Stock Market LLC (“Nasdaq”) that the Company was not in compliance with Nasdaq’s listing standards. Due to such noncompliance, Nasdaq notified the Company that it would be subject to delisting. On June 11, 2024, the Company received a letter from Nasdaq stating that trading of its common stock would be suspended, which suspension was effective at the open of business on June 28, 2024. On July 19, 2024, Nasdaq filed a Form 25 with the SEC notifying the SEC of Nasdaq’s determination to remove the Company’s securities from listing on Nasdaq. The delisting was effective 10 days after the filing of the Form 25.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TRACON Pharma Limited and TRACON Pharma International Limited, which were formed in September 2015 and January 2019, respectively, and are currently inactive. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

As of June 30, 2024, the Company has devoted substantially all its efforts to product development, raising capital, and building infrastructure and has not realized revenues from its planned principal operations. The Company has incurred operating losses since inception. As of June 30, 2024, the Company had an accumulated deficit of $246.5 million. The Company anticipates that it will continue to incur net losses into the foreseeable future as it completes the planned Dissolution. At June 30, 2024, the Company had cash and cash equivalents of $6.3 million, of which $0.1 million is classified as restricted cash as it is pledged as collateral for the Company’s obligations under its corporate headquarters facility lease. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses, and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, management believes that there is substantial doubt about its ability to continue as a going concern for a period of 12 months following the date that these unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments for the recovery and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As further discussed in Note 5, Subsequent Events, on July 30, 2024, the Company’s board of directors approved the Dissolution of the Company pursuant to a Plan of Dissolution, subject to the approval of the Company’s stockholders.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and with accounting principles generally accepted in the United States (GAAP) applicable to interim financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, included in its Annual Report on Form 10-K filed with the SEC on March 5, 2024.

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

The Company’s objective is to reflect the appropriate trial expenses in its unaudited condensed consolidated financial statements by recording those expenses in the period in which services are performed and efforts are expended. The Company accounts for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through discussion with the clinical sites and applicable personnel and outside service providers as to the progress or state of consummation of trials. During a clinical trial, the Company adjusts the clinical expense recognition if actual results differ from its estimates. The Company makes estimates of accrued expenses as of each balance sheet date based on the facts and circumstances known at that time. The Company’s clinical trial accruals are dependent upon accurate reporting by clinical sites and other third-party vendors. Although the Company does not expect its estimates to differ materially from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low for any particular period. For the three and six months ended June 30, 2024 and 2023, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	June 30,
	2024	2023
Warrants to purchase common stock	7,807	76,720
Common stock options	184,630	156,066
ESPP shares	279	3,458
	192,716	236,244

2. Financial Instruments and Fair Value Measurements

Cash equivalents, which are classified as equity securities, and restricted cash consisted of the following (in thousands):

	June 30, 2024				December 31, 2023
	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Estimated Fair Value
Money market funds	$6,126	$—	$—	$6,126	$3,689	$—	$—	$3,689

Classified as:
Cash equivalents				$6,053				$3,616
Restricted cash				73				73
Total cash equivalents and restricted cash				$6,126				$3,689

As of June 30, 2024 and December 31, 2023, the Company had no investments.

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

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

Fair Value Measurements at
Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2024
Money market funds	$6,126	$—	$6,126	$—

At December 31, 2023
Money market funds	$3,689	$—	$3,689	$—

3. Commitments and Contingencies

License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired licenses to certain intellectual property. The agreements generally required an upfront license fee and, in some cases, reimbursement of patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each license agreement is generally cancelable by the Company, given appropriate prior written notice. At June 30, 2024, potential future milestone payments under these agreements totaled an aggregate of $9.6 million.

4. Stockholders’ Deficit

Equity Plan Activity

During the three and six months ended June 30, 2024, the Company issued no shares of common stock upon the exercise of outstanding stock options and no shares of common stock upon the vesting of restricted stock units. During the three and six months ended June 30, 2024, the Company issued 700 shares of common stock in connection with the employee stock purchase plan (the ESPP). During the year ended December 31, 2023, the Company issued no shares of common stock upon the exercise of outstanding stock options, no shares of common stock upon the vesting of restricted stock units, and 2,280 shares of common stock in connection with the ESPP.

Common Stock Warrants

As of June 30, 2024, the Company had the following outstanding warrants for the purchase of common stock:

Expiration	Number of shares	Exercise price
May 3, 2025	269	$522.00
September 2, 2032	7,538	$39.80
	7,807

During the three and six months ended June 30, 2024 and 2023, the Company issued no shares of its common stock upon the exercise of warrants.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2024	2023
Risk-free interest rate	3.7%	4.2%	3.5%
Expected volatility	92.0%	99.1%	90.0%
Expected term (in years)	5.5	6.3	6.2
Expected dividend yield	—%	—%	—%

There were no employee stock option grants during the three months ended June 30, 2024.

Stock compensation expense for the ESPP was immaterial for the three and six months ended June 30, 2024 and 2023.

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$143	$235	$291	$462
General and administrative	196	267	431	524
	$339	$502	$722	$986

5. Subsequent Events

On July 30, 2024, the Company's board of directors approved the Plan of Dissolution that would, subject to stockholder approval, include the liquidation of our remaining assets, if any, satisfaction of our remaining obligations, including any related transaction expenses to the extent of cash or other assets available therefor, and making distributions to stockholders of available liquidation proceeds, if any, following an orderly wind down of the Company’s operations. In connection with the approval of the Plan of Dissolution, all the members of the board of directors and the then-Chief Executive Officer of the Company resigned and the board of directors approved a reduction in force of all of the Company’s employees effective on July 31, 2024. Affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance, resulting in a one-time charge and cash expenditure of approximately $1.7 million. The Company has elected and appointed Craig Jalbert, who is experienced in the dissolution and liquidation of companies, as the sole director and officer of the Company. The Company also intends to call a Special Meeting to seek approval of the Plan of Dissolution and has filed preliminary proxy materials relating to the Special Meeting with the Securities and Exchange Commission (the SEC). The Company will apply the liquidation basis of accounting beginning on the date that liquidation is imminent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, timing of future events and future financial performance, includes forward-looking statements that are based upon current beliefs, plans and expectations and involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of important factors that could cause our actual results and the timing of selected events to differ materially from those described in or implied by the forward-looking statements contained in this Quarterly Report. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

Overview

The purpose of the following discussion and analysis is to provide material information relevant to an assessment of our financial condition and results of operations from management’s perspective, including to describe and explain key trends, events and other factors that impacted our reported results and that are reasonably likely to impact our future performance.

As previously announced, on July 30, 2024, following the conclusion of our review of strategic alternatives, our board of directors approved the dissolution and liquidation of our Company (Dissolution), pursuant to a plan of complete liquidation and dissolution (Plan of Dissolution), which plan is subject to stockholder approval. On July 26, 2024, our board of directors also approved a reduction-in-force (Reduction in Force) of our employees effective on July 31, 2024, in connection with the planned wind down of our operations. Affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance. We expect to incur one-time charges and cash expenditures associated with the workforce reduction of approximately $1.7 million, primarily related to employee wages and severance payments, benefits and related termination costs.

The Plan of Dissolution contemplates an orderly wind down of our business and operations in accordance with the provisions of Delaware law. If our stockholders approve the Plan of Dissolution, we intend to file a Certificate of Dissolution with the Delaware Secretary of State dissolving the Company, satisfy or resolve our remaining liabilities and obligations (to the extent of cash or other assets available therefor), including but not limited to contingent liabilities and claims and costs associated with the dissolution and liquidation, make reasonable provisions for unknown claims and liabilities (to the extent of available cash or other assets therefor) and attempt to convert all of our remaining assets into cash or cash equivalents, and make distributions to our stockholders of cash available for distribution, if any, subject to applicable legal requirements. The proxy materials that we will file with the SEC and mail to our stockholders will contain more important information regarding the proposed Plan of Dissolution.

Pursuant to Delaware law, the Company will continue to exist for three years after the Certificate of Dissolution is filed or for such longer period as the Delaware Court of Chancery shall direct. If our stockholders approve the Dissolution, we will be authorized to cease operations, sell or otherwise dispose of our non-cash assets and dissolve the Company and its subsidiaries without further approval of the stockholders, unless required to obtain such approval under Delaware law.

If our stockholders do not approve the Dissolution, the Board of Directors will explore other alternatives to Dissolution, if any, available to the Company, including seeking voluntary dissolution at a later time with diminished assets or seeking bankruptcy protection.

As such, the following discussion and analysis of our business, financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and should also take into account our recent announcement regarding our planned Dissolution. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report includes forward-looking statements that involve risks and uncertainties, including risks associated with our planned Dissolution. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Business

Until recently, we were a biopharmaceutical company focused on the development and commercialization of novel targeted therapeutics for cancer and utilized our cost efficient, contract research organization (CRO) independent product development platform to partner with other life science companies to develop and commercialize innovative products in the United States.

In December 2019, we entered into a collaboration and clinical trial agreement (the Envafolimab Collaboration Agreement) with 3D Medicines Co., Ltd. (3D Medicines) and Jiangsu Alphamab Biopharmaceuticals Co., Ltd. (Alphamab) for the development of envafolimab, also known as KN035, an investigational PD-L1 single-domain antibody (sdAb) administered by rapid subcutaneous injection for the treatment of sarcoma in North America. The ENVASARC Phase 2 pivotal trial (the ENVASARC trial) completed the enrollment of 82 evaluable patients at 600mg of envafolimab every three weeks in the sarcoma subtypes of undifferentiated pleomorphic sarcoma (UPS) and myxofibrosarcoma (MFS) in March 2024. Nine of 82 responses (11%) by blinded independent central review (BICR) were needed to satisfy the primary endpoint of the trial which is to statistically exceed the known 4% objective response rate (ORR) of Votrient® (pazopanib), the only U.S. Food and Drug Administration (FDA)-approved treatment for patients with refractory UPS or MFS. In July 2024, we announced the ENVASARC trial failed to meet its primary endpoint as the trial only demonstrated 4 responses out of 82 evaluable patients by BICR, which is lower than the primary endpoint of the study of an 11% ORR needed to support a biologics license application. Based on these data, we determined to terminate further development of envafolimab.

Our other clinical stage oncology product candidate is TRC102, which is a small molecule that has been studied in Phase 1 and Phase 2 trials for the treatment of mesothelioma, lung cancer, glioblastoma and solid tumors. We were also previously investigating YH001, a monospecific investigational cytotoxic T-lymphocyte-associated protein 4 (CTLA-4) antibody, that we licensed from Eucure (Beijing) Biopharma Co., Ltd. (Eucure) and Biocytogen Pharmaceuticals (Beijing) Co., Ltd. (Biocytogen) in October 2021. In connection, with the proposed Dissolution, we expect to terminate this license and cease any further development of YH001.

TRC102 is in clinical development to reverse resistance to specific chemotherapeutics by inhibiting DNA base excision repair (BER). In initial clinical trials of more than 100 patients, TRC102 has shown good tolerability and we believe promising anti-tumor activity in combination with alkylating and antimetabolite chemotherapy for the treatment of cancer patients. All current TRC102 trials are sponsored and funded by the NCI and we retain rights to all data generated under the clinical trials. In October 2020, we received orphan drug designation (ODD) from the FDA for TRC102 for the treatment of patients with malignant glioma, including glioblastoma. Based on data presented at the American Society of Clinical Oncology (ASCO) 2020 virtual meeting that the combination of chemoradiation and TRC102 produced objective responses in all 15 evaluable patients with advanced localized lung cancer treated in a Phase 1 trial, in January 2022, the NCI initiated a randomized Phase 2 trial of chemoradiation with or without TRC102, followed by consolidative durvalumab treatment. The primary objective is to improve the 56% one-year progression free survival (PFS) rate with current standard of care to 75% with current standard of care plus TRC102. The trial began enrollment in June 2022 and is expected to be complete in 2025. A poster on the Phase 2 trial of TRC102 with temozolomide (TMZ) in patients with granulosa cell ovarian cancer was presented by investigators at the National Cancer Institute (NCI) at the American Society of Clinical Oncology (ASCO) 2023 annual meeting held in June 2023. The authors concluded that TRC102 combined with TMZ was well tolerated in patients with granulosa cell ovarian cancer (GCOC). Durable disease control was observed in four of eight patients, which the authors considered as promising activity in this heavily pretreated GCOC cohort.

The following table summarizes key information regarding ongoing development of our clinical stage product candidates through our partnerships:

	Phase	Data Expected
TRC102
Lung Cancer	Randomized Phase 2	2025

We also developed a product development platform (PDP) that emphasizes capital efficiency. Prior to the Reduction in Force, our experienced clinical operations, data management, quality assurance, product development and regulatory affairs groups managed significant aspects of our clinical trials with internal resources. We used these internal resources to reduce the costs associated with utilizing CROs to conduct clinical trials. In our experience, this model has resulted in capital efficiencies and improved communication with clinical trial sites, which can expedite patient enrollment and improve the quality of patient data as compared to a CRO-managed model. We have leveraged this platform in all of our sponsored clinical trials, in addition to recently monetizing our platform independently by licensing our PDP to Inhibrx, Inc. (Inhibrx) in November 2023 for a $3.0 million upfront fee. We have also leveraged our PDP to diversify our product pipeline without payment of upfront license fees through license agreements with Eucure, a division of Biocytogen, 3D Medicines and Alphamab, and Janssen.

Financial Operations Overview

Since our inception in 2004, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, in-licensing related intellectual property, providing general and administrative support for these operations, and protecting our intellectual property. To date, we have not generated any revenue from product sales and instead, have funded our operations from the sales of equity securities, payments received in connection with our collaboration agreements, and commercial bank debt. At June 30, 2024, we had cash and cash equivalents totaling $6.3 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease.

We do not own or operate, nor do we expect to own or operate, facilities for product manufacturing, storage, distribution or testing. We contract with third parties or our collaboration partners for the manufacture of our product candidates and we intend to continue to do so in the future.

We have incurred losses from operations in each year since our inception. Our net losses were $6.0 million and $14.8 million for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, we had an accumulated deficit of $246.5 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with the Dissolution and the Reduction in Force. Our existing cash and cash equivalents as of June 30, 2024 will be used primarily for the payment and settlement of creditor and other claims against the Company, to fund the wind down of our operations, execute the Reduction in Force, and execute the Plan of Dissolution, as approved by our board of directors and subject to the approval of our stockholders.

License and Collaboration Agreements

Inhibrx License Agreement

In November 2023, we granted a non-exclusive and non-transferable license of our CRO-independent PDP to Inhibrx for the design, conduct and administration of clinical trials and related research and development activities, including activities relating to regulatory filings, submissions and approvals (the PDP License), for a nonrefundable upfront fee of $3.0 million. The PDP License allows Inhibrx to use our configuration documentation with a widely used software package in addition to use our validation and qualification of the software package, and our standard operation procedure documents, policies, work instructions, and clinical operation templates (the Licensed Technology). We also earned an additional $0.2 million during the six months ended June 30, 2024 upon the completion of training to Inhibrx.

Collaboration Agreement with 3D Medicines and Alphamab

In December 2019, we, 3D Medicines, and Alphamab entered into the Envafolimab Collaboration Agreement for the development of envafolimab, an investigational PD-L1 sdAb, or nanobody, administered by rapid subcutaneous injection, for the treatment of sarcoma in North America. Pursuant to the Envafolimab Collaboration Agreement, we were granted an exclusive license to develop and commercialize envafolimab for the treatment of sarcoma in North America. We were responsible for conducting and for the costs of any Phase 1, Phase 2, and Phase 3 or post-approval clinical trial in North America for envafolimab in the indications of refractory and first line treatment of sarcoma. 3D Medicines and Alphamab are responsible for conducting and will bear the costs of IND-enabling studies (other than those specific to the sarcoma indication) and the preparation of the chemistry, manufacturing and controls (CMC) activities sections of an IND application for envafolimab. 3D Medicines and Alphamab retained the right to develop envafolimab in all territories outside of North America as well as within North America for all indications other than sarcoma. The term of the Envafolimab Collaboration Agreement continues until the later of the date the parties cease further development and commercialization of envafolimab for sarcoma in North America or the expiration of all payment obligations.

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

The following table summarizes our research and development expenses by product candidate for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Third-party research and development expenses:
Envafolimab	$422	$2,139	$1,258	$4,233
YH001	66	504	147	1,926
TRC102	—	7.00	—	8.00
Total third-party research and development expenses	488	2,650	1,405	6,167
Unallocated expenses	862	838	1,823	2,290
Total research and development expenses	$1,350	$3,488	$3,228	$8,457

Unallocated expenses consist primarily of our internal personnel and facility related costs.

We expect our current level of research and development expenses to decrease with the termination of further development of envafolimab and the Company’s planned Dissolution.

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

We anticipate that our general and administrative expenses will decrease for the remainder of 2024 with the termination of further development of envafolimab and the Company’s planned Dissolution.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023	Change
	(in thousands)
Revenue	$55	$9,000	$(8,945)
Research and development expenses	1,350	3,488	(2,138)
General and administrative expenses	1,617	1,916	(299)
Arbitration success fees	—	4,375
Total other income (expense)	73	(5,507)	5,580

Revenue. Revenue was $0.1 million for the three months ended June 30, 2024 from the license of our CRO-independent PDP in November 2023 and $9.0 million for the three months ended June 30, 2023 from the termination of the TJ004309 Agreement.

Research and development expenses. Research and development expenses were $1.4 million and $3.5 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $2.1 million was primarily due to the completion of enrollment in the ENVASARC trial in March 2024. We expect our current level of research and development expenses to decrease with the termination of further development of envafolimab and the Company’s planned Dissolution.

General and administrative expenses. General and administrative expenses were $1.6 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $0.3 million was primarily due to lower legal and corporate related expenses. We expect general and administrative expenses for the remainder of 2024 to decrease with the Company’s planned Dissolution.

Arbitration success fees. Arbitration success fees were $4.4 million for the three months ended June 30, 2023 and related to our legal fee arrangement with our attorneys from the I-Mab arbitration.

Total other income (expense). Total other income was $0.1 million for the three months ended June 30, 2024 and primarily related to interest income from our short-term cash equivalents. Total other expense was $5.5 million for the three months ended June 30, 2023 and was primarily due to interest related to the arbitration financing agreement entered into in December 2022.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023	Change
	(in thousands)
Revenue	$155	$9,000	$(8,845)
Research and development expenses	3,228	8,457	(5,229)
General and administrative expenses	3,051	4,260	(1,209)
Arbitration success fees	—	4,375	(4,375)
Total other income (expense)	117	(6,698)	6,815

Revenue. Revenue was $0.2 million for the six months ended June 30, 2024 from the license of our CRO-independent PDP in November 2023 and $9.0 million for the six months ended June 30, 2023 from the termination of the TJ004309 Agreement.

Research and development expenses. Research and development expenses were $3.2 million and $8.5 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $5.2 million was primarily due to envafolimab drug product purchased in 2023 for clinical trials and the completion of enrollment in the ENVASARC trial in March 2024. We expect our current level of research and development expenses to decrease with the termination of further development of envafolimab and the Company’s planned Dissolution.

General and administrative expenses. General and administrative expenses were $3.1 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $1.2 million was primarily due to lower legal and corporate related expenses. We expect general and administrative expenses for the remainder of 2024 to decrease with the Company’s planned Dissolution.

Arbitration success fees. Arbitration success fees were $4.4 million for the six months ended June 30, 2023 and related to our legal fee arrangement with our attorneys from the I-Mab arbitration.

Total other income (expense). Total other income was $0.1 million for the six months ended June 30, 2024 and primarily related to interest income from our short-term cash equivalents. Total other expense was $6.7 million for the six months ended June 30, 2023 and was primarily due to interest related to the arbitration financing agreement entered into in December 2022.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents, which are insufficient to meet our obligations as they become due within one year from the date the unaudited condensed consolidated financial statements are issued. We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2024, we had an accumulated deficit of $246.5 million, and we expect to continue to incur net losses for the foreseeable future.

Operating Lease Obligations

Our operating lease obligations relate to our corporate headquarters in San Diego, California, which expires in April 2027. As of June 30, 2024, future minimum lease payments under this lease were $0.3 million and $0.7 million for each of the next 12 and 24 months, respectively.

Other Obligations

We entered into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical safety and research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts.

Cash Flows

The following table summarizes our net cash flow activity for each of the periods set forth below:

	Six Months Ended
	June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,312)	$(10,854)
Investing activities	—	—
Financing activities	3,018	(4,772)
Change in cash, cash equivalents, and restricted cash	$(2,294)	$(15,626)

Operating activities. Net cash used in operating activities was $5.3 million and $10.9 million for the six months ended June 30, 2024 and 2023, respectively, and was primarily due to our net loss and changes in our working capital, partially offset by non-cash charges including stock-based compensation.

Financing activities. Net cash provided by financing activities was $3.0 million for the six months ended June 30, 2024 and primarily resulted from periodic issuances and sales of our common stock under the Sales Agreement with JonesTrading and LPC Purchase Agreement. Net cash used in financing activities was $4.8 million for the six months ended June 30, 2023 and primarily resulted from our repayment of $10.0 million to RGC under the RGC Loan Agreement, as amended, partially offset by $3.0 million in net proceeds from the March 2023 Private Placement and $2.2 million in periodic issuances and sales of our common stock under the LPC Purchase Agreement and Sales Agreement with JonesTrading.

Funding Requirements

At June 30, 2024, we had cash and cash equivalents totaling $6.3 million, of which $0.1 million is pledged as collateral for our obligations under our corporate headquarters facility lease. We expect to continue to incur significant expenses and operating losses for the foreseeable future in connection with the Dissolution and the Reduction in Force. Our existing cash and cash equivalents as of June 30, 2024 will be used primarily to fund the wind down of our operations, execute the Reduction in Force, and execute the Plan of Dissolution, as approved by our board of directors and subject to the approval of our stockholders. We intend to hold a Special Meeting to seek stockholder approval of the Plan of Dissolution.

Our existing cash and cash equivalents will not be sufficient to meet our obligations as they become due within one year from the date the unaudited condensed consolidated financial statements are issued.

Our forecast of the period of time through which our financial resources will be adequate to support the Dissolution and Reduction in Force is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. These uncertainties include, but are not limited to, the ultimate amount of our liabilities, the operating costs and amounts to be reserved for claims, obligations and provisions during the liquidation and winding-up process, the value (if any) of our rights to data generated in clinical trials of TRC102, the timing and costs to solicit stockholder approval of the Plan of Dissolution and the related timing to complete any related transactions. Any or all of these factors could adversely impact the Company’s anticipated cash resources in future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As we are a “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s (SEC) rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer), to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) promulgated under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to June 30, 2024, we implemented the Reduction in Force impacting Mr. Brown as our Chief Financial Officer and Dr. Theuer resigned as our Chief Executive Officer, each effective July 31, 2024. Also effective July 31, 2024, our then-board of directors appointed Mr. Jalbert as our Chief Executive Officer and Chief Financial Officer, including for the purposes of providing certifications regarding our disclosure controls and procedures. The workforce reduction and appointment of Mr. Jalbert resulted in necessary changes to our system of internal controls as Mr. Jalbert is performing control activities that he was not performing prior to the Reduction in Force. We expect changes in our system of internal controls over financial reporting in future periods as we align our control structure with the current workforce.

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

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, together with the other information contained in this Quarterly Report and in our other public filings with the SEC, including in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC. The risks described below and in our other filings with the SEC are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

The announcement and implementation of the Reduction in Force of our employees and the Dissolution, whether or not such Dissolution is consummated, may adversely affect our business.

The announcement and implementation of the Reduction in Force of our employees in connection with the wind-down of our operations and the Dissolution, whether or not such Dissolution is consummated, may adversely affect the trading price of our common stock, our business and our relationships with third parties, including our partners and clinical research organizations.

We cannot assure you as to the amount of distributions, if any, to be made to our stockholders.

We cannot predict with certainty the amount of distributions, if any, to our stockholders. However, while there is some possibility that we may realize some value in the future from our rights to data generated in clinical trials of TRC102, based on the information currently available to us and if our stockholders approve the Dissolution, we expect as of the date of this report that there will not be any amounts available for distribution to our stockholders in the Dissolution. Uncertainties as to the ultimate amount of our liabilities, the operating costs and amounts to be reserved for claims, obligations and provisions during the liquidation and winding-up process, the value (if any) of our rights to data generated in clinical trials of TRC102 and the related timing to complete such transactions make it impossible to predict with certainty the actual amount, if any, that may ultimately be available for distribution to stockholders or the timing of any such distributions. Examples of uncertainties that could reduce the value of distributions to our stockholders include: unanticipated costs relating to the defense, satisfaction or settlement of lawsuits or other claims threatened against us or our directors or officers; amounts necessary to resolve claims of any creditors or other third parties; and delays in the liquidation and dissolution or other winding up process.

In addition, as we wind down, we will continue to incur expenses from operations, including directors’ and officers’ insurance; payments to service providers and any continuing employees or consultants; taxes; legal, accounting and consulting fees and expenses related to our filing obligations with the SEC, which will reduce any amounts available for distribution to our stockholders. As a result, there is no assurance that any amounts will be available to be distributed to our stockholders if the board of directors proceeds with the Dissolution, and, based on our current estimate, do not expect any amounts to be distributed to our stockholders. In addition, if our stockholders do not approve the Dissolution, we will not be able to proceed with the Dissolution and no liquidating distributions will be made in connection therewith.

The board of directors will determine, in its sole discretion, the timing of the distribution of any amounts to our stockholders in the Dissolution. We can provide no assurance as to if or when any such distribution will be made, and we cannot provide any assurance as to the amount to be paid to stockholders in any such distribution, if one is made. Based on our current estimates, we do not expect our stockholders to receive any distributions. To the extent funds are available for distribution to stockholders, the board of directors intends to seek to distribute such funds to our stockholders as quickly as possible, as permitted by the DGCL, and intends to take all reasonable actions to optimize the distributable value to our stockholders.

The amount of distributions, if any, to be made to our stockholders in connection with the Dissolution depends entirely on the success of TRC102, our only product candidate currently in clinical development. Even if the Phase 2 trial in TRC102 results in positive data and we are able to enter into arrangements with third parties to develop and/or commercialize TRC102 and thereby monetize or otherwise obtain value for the data, the cash or other assets we receive as consideration for the data may not be sufficient to allow us to make any distribution to stockholders. If the Phase 2 trial in TRC102 does not result in positive data or if we are unable to enter into arrangements with third parties to develop and/or commercialize TRC102 and thereby monetize or otherwise obtain value for the data, we do not expect that there will be any possibility of our making any distribution to stockholders.

Our primary remaining assets are our rights to data generated in clinical trials of TRC102. Based on positive Phase 1 clinical trial data generated by us, NCI is currently conducting an ongoing Phase 2 clinical trial of TRC102 in lung cancer. If the data in the ongoing clinical trial of TRC102 is positive, we have no ability to independently further develop, seek regulatory approval for, or commercialize TRC102, will need to identify a third party with adequate financial and scientific resources to do so, and will need to enter into satisfactory sale or licensing arrangements whereby we sell or license our rights to the data to that third party in exchange for financial consideration, some of which consideration may be dependent on the third party successfully developing and/or commercializing TRC102. We may not be able to identify any such third party or enter into any such arrangements for many reasons, including TRC102’s relative lack of intellectual property protection, and any consideration we do receive in connection with any such arrangements may not be sufficient to allow us to make any distributions to stockholders, including because the third party is not successful in developing and/or commercializing TRC102. TRC102 will require substantial additional clinical development, manufacturing and regulatory approval before it may be commercialized, and achieving any such regulatory approval will take many years, require the expenditure of substantial resources, and be subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where the third party may want to seek such regulatory approval. There can be no assurance that TRC102 will ever achieve regulatory approval.

If the Phase 2 trial in TRC102 does not result in positive data or if we are unable to enter into arrangements with third parties to develop and/or commercialize TRC102 and thereby monetize or otherwise obtain value for the data, there will not be any possibility of our making any distribution to stockholders.

We cannot predict the timing of the distributions, if any, to stockholders.

Our current intention is that, if the Plan of Dissolution is approved by our stockholders, a Certificate of Dissolution would be filed after such approval; however, the decision of whether or not to proceed with the Dissolution will be made by the board of directors in its sole discretion. No further stockholder approval would be required to effect the Dissolution. However, if the board of directors determines that the Dissolution is not in our best interest or the best interest of our stockholders, the board of directors may, in its sole discretion, abandon the Dissolution or may amend or modify the Plan of Dissolution to the extent permitted by Delaware law without the necessity of further stockholder approval. After the Certificate of Dissolution has been filed, revocation of the Dissolution would require stockholder approval under Delaware law.

Under Delaware law, before a dissolved corporation may make any distribution to its stockholders, it must pay or make reasonable provision to pay all of its claims and obligations, including all contingent, conditional or unmatured contractual claims known to the corporation. Furthermore, we may be subject to potential liabilities relating to litigation matters or indemnification obligations, if any, to third parties or to our current and former officers and directors. It might take significant time to resolve these matters, and as a result we are unable to predict the timing of distributions, if any are made, to our stockholders.

If our stockholders do not approve the Plan of Dissolution, our board of directors will seek other alternatives to dissolving the Company. We do not anticipate that any amounts available to our stockholders under those scenarios would exceed any amounts available in connection with the Dissolution.

On July 30, 2024, we issued a press release announcing that, in order to reduce our cash expenditures, our board of directors approved and our management implemented the Reduction in Force. On July 30, 2024, our board of directors approved the Dissolution of the Company through a Plan of Dissolution, subject to stockholder approval.

If our stockholders do not approve the Plan of Dissolution, our board of directors will explore alternatives to the Dissolution, if any, available to the Company, including seeking voluntary dissolution at a later time with diminished assets or seeking bankruptcy protection. Given that our primary remaining assets are limited to our rights to data generated in clinical trials of TRC102, we do not anticipate that any amounts available to our stockholders under those scenarios would exceed any amounts available in connection with the Dissolution.

We will continue to incur claims, liabilities and expenses and a delay in the consummation of the Dissolution will reduce the amount available for distribution to stockholders, if any.

Claims, liabilities and expenses from operations, such as operating costs, salaries, insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous expenses, will continue to be incurred as we wind-up the business. These expenses will reduce the amount of assets available for ultimate distribution to our stockholders, if any.

Our stockholders may be liable to third parties for part or all of the amount received from us in our liquidating distributions if reserves are inadequate.

If the Dissolution becomes effective, we may establish a contingency reserve designed to satisfy any additional claims and obligations that may arise. Any contingency reserve may not be adequate to cover all of our claims and obligations. Under the DGCL, if we fail to create an adequate contingency reserve for payment of our expenses, claims and obligations, each stockholder could be held liable for payment to our creditors for claims brought prior to or after the expiration of the three year period after we file the Certificate of Dissolution with the Secretary of State, up to the lesser of (i) such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve and (ii) the amounts previously received by such stockholder in Dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a stockholder could be required to return part or all of the distributions previously made to such stockholder, if any, and a stockholder could receive nothing from us under the Plan of Dissolution. Moreover, if a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a situation in which a stockholder may incur a net tax cost if the repayment of the amount previously distributed does not cause a commensurate reduction in taxes payable in an amount equal to the amount of the taxes paid on amounts previously distributed.

We may be subject to securities or other litigation, which is expensive and could divert our attention.

We may be subject to securities class action or other litigation in connection with the Dissolution. Securities or other litigation against us could result in substantial costs and divert our management’s attention from completing the Dissolution, which could harm our business and increase our expenses, which could decrease the amount available for distribution to our stockholders, if any.

We may no longer be required to file reports with the SEC during the pendency of or following the consummation of the Dissolution.

We may file a notice terminating our reporting obligations under the Exchange Act during the pendency of or following the consummation of the Dissolution. Once effective, we may no longer be required to file any annual, quarterly or other current reports with the SEC. If we are no longer required to file reports with the SEC, stockholders will have very little public information available about us and our operations which will further affect the trading and liquidity of our common stock.

If we continue to be required to file reports with the SEC, we will incur costs and expenses relating to such reporting obligations.

If we continue to have obligations to file annual, quarterly and other current reports with the SEC during the pendency of or following the consummation of the Dissolution, we will have to incur costs and expenses to make such filings and to comply with the Exchange Act and the rules and regulations promulgated thereunder.

If we fail to retain the services of appropriate personnel, the Plan of Dissolution may not succeed.

The success of the Plan of Dissolution depends in large part upon our ability to retain the services of qualified personnel who will be charged with winding up our business following the Dissolution, subject to the board of directors’ continued oversight. The retention of qualified personnel may be particularly difficult under our current circumstances. There can be no assurance that we will be successful in retaining the services of such qualified personnel or that we will be able to retain the services of such qualified personnel for the amounts we are willing to pay for such services.

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

Purchases of Equity Securities by the Issue and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TRACON Pharmaceuticals, Inc.

3.4(1)	Amended and Restated Bylaws.

10.1†(3)	Amended Non-Employee Director Compensation Policy.

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 8, 2024.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACON Pharmaceuticals, Inc.

Date: August 13, 2024	/s/ Craig R. Jalbert
Craig R. Jalbert President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)